Form 10-Q
period 2013-06-30
Federal Home Loan Bank of Seattle
filed 2013-08-08
CIK 1329701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐ No  ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of July 31, 2013, the Federal Home Loan Bank of Seattle had outstanding 1,197,781 shares of its Class A capital stock and 25,950,989 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2013

PART I.

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION (Unaudited)

	As of	As of
	June 30, 2013	December 31, 2012
(in thousands, except par value)
Assets
Cash and due from banks	$189	$454
Deposits with other Federal Home Loan Banks (FHLBanks)	37	70
Securities purchased under agreements to resell	6,000,000	5,600,000
Federal funds sold	6,194,800	7,143,200
Investment securities:
Available-for-sale (AFS) securities (Note 2)	4,395,092	3,877,964
Held-to-maturity (HTM) securities (fair values of $8,918,178 and $8,475,278) (Note 3)	8,897,553	8,418,411
Total investment securities	13,292,645	12,296,375
Advances (Note 5)	11,447,001	9,135,243
Mortgage loans held for portfolio, net (includes $2,165 and $2,326 of allowance for credit losses) (Notes 6 and 7)	914,450	1,059,308
Accrued interest receivable	38,002	44,350
Premises, software, and equipment, net	17,440	15,310
Derivative assets, net (Note 8)	101,259	105,582
Other assets	12,414	20,725
Total Assets	$38,018,237	$35,420,617
Liabilities
Interest-bearing deposits	$478,590	$541,408
Consolidated obligations (Note 9):
Discount notes (includes $349,881 and $1,249,442 at fair value under fair value option)	15,799,353	21,417,653
Bonds (includes $749,921 and $499,986 at fair value under fair value option)	18,428,946	10,496,762
Total consolidated obligations	34,228,299	31,914,415
Mandatorily redeemable capital stock (Note 10)	1,790,607	1,186,204
Accrued interest payable	72,168	69,172
Affordable Housing Program (AHP) payable	19,650	18,330
Derivative liabilities, net (Note 8)	55,574	85,893
Other liabilities	308,007	31,160
Total liabilities	36,952,895	33,846,582
Commitments and contingencies (Note 13)
Capital (Note 10)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 8,718 and 14,630	871,829	1,463,045
Class A capital stock putable ($100 par value) - issued and outstanding shares: 511 and 1,092	51,072	109,222
Total capital stock	922,901	1,572,267
Retained earnings:
Unrestricted	210,219	189,213
Restricted	44,274	39,023
Total retained earnings	254,493	228,236
Accumulated other comprehensive loss (AOCL) (Note 10)	(112,052)	(226,468)
Total capital	1,065,342	1,574,035
Total Liabilities and Capital	$38,018,237	$35,420,617

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands)
Interest Income
Advances	$17,871	$20,934	$34,862	$43,851
Prepayment fees on advances, net	1,516	2,796	1,680	8,435
Interest-bearing deposits	18	21	31	35
Securities purchased under agreements to resell	1,776	1,819	3,885	3,072
Federal funds sold	2,493	2,771	5,631	4,840
AFS securities	10,693	7,294	20,332	12,121
HTM securities	23,222	27,672	48,826	56,422
Mortgage loans held for portfolio	12,868	16,855	25,861	32,864
Total interest income	70,457	80,162	141,108	161,640
Interest Expense
Consolidated obligations - discount notes	3,211	3,697	7,713	5,184
Consolidated obligations - bonds	32,988	46,729	64,821	103,455
Deposits	33	41	77	58
Total interest expense	36,232	50,467	72,611	108,697
Net Interest Income	34,225	29,695	68,497	52,943
Less: Provision (benefit) for credit losses	12	—	(29)	—
Net Interest Income after Provision (Benefit) for Credit Losses	34,213	29,695	68,526	52,943
Other (Loss) Income
Total other-than-temporary impairment (OTTI) loss (Note 4)	—	(161)	—	(161)
Net amount of OTTI loss reclassified from AOCL	—	(4,108)	(342)	(5,432)
Net OTTI loss, credit portion	—	(4,269)	(342)	(5,593)
Net (loss) gain on financial instruments held under fair value option (Note 11)	(158)	38	(580)	55
Net realized (loss) gain on sale of AFS securities	—	(51)	903	(51)
Net (loss) gain on derivatives and hedging activities (Note 8)	(601)	18,245	10	30,251
Net realized loss on early extinguishment of consolidated obligations	(276)	(587)	(575)	(2,547)
Other, net	339	479	590	913
Total other (loss) income	(696)	13,855	6	23,028
Other Expense
Operating:
Compensation and benefits	7,521	7,236	15,069	14,896
Other operating	9,045	9,282	17,451	17,833
Federal Housing Finance Agency (Finance Agency)	527	1,002	1,394	2,203
Office of Finance	597	545	1,276	1,163
Other, net	4,107	36	4,168	65
Total other expense	21,797	18,101	39,358	36,160
Income before Assessments	11,720	25,449	29,174	39,811
Assessments
AHP	1,172	2,545	2,917	3,981
Total assessments	1,172	2,545	2,917	3,981
Net Income	$10,548	$22,904	$26,257	$35,830

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands)
Net income	$10,548	$22,904	$26,257	$35,830
Other comprehensive income:
Net unrealized (loss) gain on AFS securities	(29,103)	1,005	(20,431)	(5,892)
Net non-credit portion of OTTI gain (loss) on AFS securities:
Net change in fair value of OTTI securities	38,676	883	127,595	100,258
Reclassification of non-credit portion included in net income	—	4,269	342	5,593
Net unrealized gain on noncredit portion of impairment losses on AFS securities	793	—	6,161	—
Reclassification of net realized gain on sale of AFS securities included in net income	—	—	(903)	—
Total net non-credit portion of OTTI gain (loss) on AFS securities	39,469	5,152	133,195	105,851
Net non-credit portion of OTTI gain (loss) on HTM securities:
Non-credit portion	—	(161)	—	(161)
Accretion of non-credit portion	804	441	1,622	950
Total net non-credit portion of OTTI gain (loss) on HTM securities	804	280	1,622	789
Pension benefits	15	11	30	183
Total comprehensive income	$21,733	$29,352	$140,673	$136,761

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL (Unaudited)

For the Six Months Ended June 30, 2013 and 2012	Class A Capital Stock (1)		Class B Capital Stock (1)		Retained Earnings			AOCL	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted (Note 10)	Restricted (Note 10)	Total
(amounts and shares in thousands)
Balance, December 31, 2011	1,194	$119,338	16,203	$1,620,339	$132,575	$24,863	$157,438	$(610,612)	$1,286,503
Proceeds from issuance of capital stock	—	—	42	4,156	—	—	—	—	4,156
Net shares reclassified to mandatorily redeemable capital stock	—	—	(632)	(63,159)	—	—	—	—	(63,159)
Comprehensive income	—	—	—	—	28,664	7,166	35,830	100,931	136,761
Balance, June 30, 2012	1,194	$119,338	15,613	$1,561,336	$161,239	$32,029	$193,268	$(509,681)	$1,364,261
Balance, December 31, 2012	1,092	$109,222	14,630	$1,463,045	$189,213	$39,023	$228,236	$(226,468)	$1,574,035
Proceeds from issuance of capital stock	—	—	49	4,879	—	—	—	—	4,879
Repurchases of capital stock	(92)	(9,247)	(134)	(13,432)	—	—	—	—	(22,679)
Net shares reclassified to mandatorily redeemable capital stock	(489)	(48,903)	(5,827)	(582,663)	—	—	—	—	(631,566)
Comprehensive income	—	—	—	—	21,006	5,251	26,257	114,416	140,673
Balance, June 30, 2013	511	$51,072	8,718	$871,829	$210,219	$44,274	$254,493	$(112,052)	$1,065,342

(1) Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2013	2012
(in thousands)
Operating Activities
Net income	$26,257	$35,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(9,907)	12,922
Net OTTI loss, credit portion	342	5,593
Net realized (gain) loss on sale of AFS securities	(903)	51
Net change in fair value adjustments on financial instruments held under fair value option	580	(55)
Net change in net fair value adjustment on derivatives and hedging activities	(1,164)	13,806
Net realized loss on early extinguishment of consolidated obligations	575	2,547
Net realized loss on disposal of premises and equipment	4,009	—
(Benefit) provision for credit losses	(29)	—
Other adjustments	512	265
Net change in:
Accrued interest receivable	6,349	18,752
Other assets	10,575	1,598
Accrued interest payable	2,996	(14,527)
Other liabilities	328	(965)
Total adjustments	14,263	39,987
Net cash provided by operating activities	40,520	75,817
Investing Activities
Net change in:
Interest-bearing deposits	(35,283)	(13,068)
Deposits with other FHLBanks	33	(94)
Securities purchased under agreements to resell	(400,000)	(1,300,000)
Federal funds sold	948,400	(1,102,501)
Premises, software and equipment	(8,799)	(773)
AFS securities:
Proceeds from maturities of long-term	697,130	6,404,146
Proceeds from sales of long-term	41,799	55,860
Purchases of long-term	(1,179,759)	(240,914)
HTM securities:
Net decrease (increase) in short-term	975	(512,927)
Proceeds from maturities of long-term	1,303,493	865,482
Purchases of long-term	(1,558,870)	(2,011,868)
Advances:
Proceeds	21,728,104	19,537,240
Made	(24,155,471)	(17,812,311)
Mortgage loans:
Principal collected	143,391	150,505
Net cash (used in) provided by investing activities	(2,474,857)	4,018,777

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Six Months Ended June 30,
	2013	2012
(in thousands)
Financing Activities
Net change in:
Deposits	$(55,312)	$103,787
Net proceeds on derivative contracts with financing elements	25,713	3,637
Net proceeds from issuance of consolidated obligations:
Discount notes	481,934,782	320,457,186
Bonds	11,913,689	18,179,903
Payments for maturing and retiring consolidated obligations:
Discount notes	(487,552,117)	(318,075,087)
Bonds	(3,787,720)	(24,768,225)
Proceeds from issuance of capital stock	4,879	4,156
Payments for repurchase/redemption of mandatorily redeemable capital stock	(27,163)	—
Payments for repurchase of capital stock	(22,679)	—
Net cash provided by (used in) financing activities	2,434,072	(4,094,643)
Net change in cash and due from banks	(265)	(49)
Cash and due from banks at beginning of the period	454	1,286
Cash and due from banks at end of the period	$189	$1,237

Supplemental Disclosures
Interest paid	$69,615	$123,224
AHP payments, net	$1,597	$1,050
Transfers of mortgage loans to real estate owned (REO)	$1,558	$2,508

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 1—Basis of Presentation, Use of Estimates, and Recently Issued or Adopted Accounting Guidance
Basis of Presentation
These unaudited financial statements and condensed notes should be read in conjunction with the financial statements and related notes for the years ended December 31, 2012, 2011, and 2010 (2012 Financial Statements) included in the 2012 annual report on Form 10-K, as amended, (2012 10-K) of the Federal Home Loan Bank of Seattle (Seattle Bank). These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Article 10 of the Securities and Exchange Commission's (SEC) Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the financial condition, operating results, and cash flows for the interim periods have been included. The financial condition as of June 30, 2013 and the operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the condition or results that may be expected as of or for the year ending December 31, 2013.
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
Recently Issued or Adopted Accounting Guidance
Inclusion of the Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
On July 17, 2013, the Financial Accounting Standards Board (FASB) amended existing guidance to include the Federal Funds Effective Swap Rate (also referred to as Overnight Index Swap Rate (OIS)) as a U.S. benchmark interest rate for hedge accounting purposes. Including OIS as an acceptable U.S. benchmark interest rate, in addition to U.S. Treasuries and London Interbank Offered Rates (LIBOR), will provide a more comprehensive spectrum of interest-rate resets to utilize as the designated benchmark interest-rate risk component under hedge accounting guidance. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate, and are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We are currently in the process of evaluating the potential effects this guidance may have on each of our hedging strategies.
Joint and Several Liability Arrangements
On February 28, 2013, the FASB issued guidance for recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The guidance is effective for interim and annual periods beginning on or after December 15, 2013 (January 1, 2014 for the Seattle Bank). We do not expect the guidance to affect our financial condition, results of operations, or cash flows.
Framework for Adversely Classifying Certain Assets
On April 9, 2012, the Finance Agency issued an advisory bulletin that establishes a standard and uniform methodology for classifying loans, REO, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. This guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adverse classification requirements should be implemented by January 1, 2014 and the charge-off requirements should be implemented no later than January 1,

2015. We are currently assessing the provisions of this advisory bulletin, and we have not yet determined its effect on our financial condition, results of operations, or cash flows.
Disclosures about Offsetting Assets and Liabilities
On December 16, 2011, the FASB and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on an entity's financial position, whether an entity's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance, which was amended on January 31, 2013, clarifies that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting agreement or similar arrangement, requires an entity to disclose both gross and net information about derivative, repurchase, and security lending instruments that meet this criteria. This guidance, as amended, became effective for the Seattle Bank for interim and annual periods beginning on January 1, 2013 and was applied retrospectively for all comparative periods presented. The adoption of this guidance resulted in increased interim and annual financial statement disclosures, but did not affect our financial condition, results of operations, or cash flows.
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

Note 2—Available-for-Sale Securities
Major Security Types
The following tables summarize our AFS securities as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-Mortgage-Backed Securities (MBS):
Other U.S. agency obligations (2)	$1,925,121	$—	$8,774	$(1,997)	$1,931,898
Government-sponsored enterprise (GSE) obligations (3)	1,178,105	—	638	(11,753)	1,166,990
Total non-MBS	3,103,226	—	9,412	(13,750)	3,098,888
MBS:
Residential private-label MBS (PLMBS)	1,387,070	(97,027)	6,161	—	1,296,204
Total	$4,490,296	$(97,027)	$15,573	$(13,750)	$4,395,092

	As of December 31, 2012
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
Other U.S. agency obligations (2)	$1,159,869	$—	$7,081	$(32)	$1,166,918
GSE obligations (3)	1,408,238	—	9,064	(20)	1,417,282
Total non-MBS	2,568,107	—	16,145	(52)	2,584,200
MBS:
Residential PLMBS	1,517,825	(224,061)	—	—	1,293,764
Total	$4,085,932	$(224,061)	$16,145	$(52)	$3,877,964

(1)	Includes unpaid principal balance, accretable discounts and premiums, fair value hedge accounting adjustments, and OTTI charges recognized in earnings.

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

The amortized cost basis of our PLMBS classified as AFS includes credit-related OTTI losses of $389.4 million and $420.9 million as of June 30, 2013 and December 31, 2012.

During the six months ended June 30, 2013, we sold one AFS PLMBS security that had been determined to be other-than-temporarily impaired in previous periods. The proceeds of the sale was $41.8 million and resulted in a gain of $903,000. During the six months ended June 30, 2012, we sold one AFS security. The proceeds of the sale was $55.9 million and resulted in a net loss of $51,000.
As of June 30, 2013 and December 31, 2012, we held $481.8 million and $503.1 million of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board of Directors (Board). See Note 12 for additional information concerning these related parties.
Unrealized Losses on AFS Securities
The following tables summarize our AFS securities in an unrealized loss position as of June 30, 2013 and December 31, 2012, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of June 30, 2013
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$791,005	$(1,997)	$—	$—	$791,005	$(1,997)
GSE obligations	813,450	(11,753)	—	—	813,450	(11,753)
Total non-MBS	1,604,455	(13,750)	—	—	1,604,455	(13,750)
MBS:
Residential PLMBS *	—	—	1,023,037	(97,027)	1,023,037	(97,027)
Total	$1,604,455	$(13,750)	$1,023,037	$(97,027)	$2,627,492	$(110,777)

	As of December 31, 2012
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$29,088	$(32)	$—	$—	$29,088	$(32)
GSE obligations	99,254	(20)	—	—	99,254	(20)
Total non-MBS	128,342	(52)	—	—	128,342	(52)
MBS:
Residential PLMBS *	—	—	1,293,764	(224,061)	1,293,764	(224,061)
Total	$128,342	$(52)	$1,293,764	$(224,061)	$1,422,106	$(224,113)

*     Includes investments for which a portion of OTTI has been recognized in AOCL.

Redemption Terms
The amortized cost basis and fair value, as applicable, of AFS securities by contractual maturity as of June 30, 2013 and December 31, 2012 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of June 30, 2013		As of December 31, 2012
Year of Maturity	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-MBS:
Due in less than one year	$198,618	$199,061	$695,295	$696,441
Due after one year through five years	195,860	195,896	244,834	245,150
Due after five years through 10 years	411,676	410,814	397,643	399,535
Due after 10 years	2,297,072	2,293,117	1,230,335	1,243,074
Total non-MBS	3,103,226	3,098,888	2,568,107	2,584,200
MBS:
Due after 10 years	1,387,070	1,296,204	1,517,825	1,293,764
Total	$4,490,296	$4,395,092	$4,085,932	$3,877,964

Interest-Rate Payment Terms
The following table summarizes the amortized cost of our AFS securities by interest-rate payment terms as of June 30, 2013 and December 31, 2012.

	As of	As of
Amortized Cost of AFS Securities by Interest-Rate Payment Terms	June 30, 2013	December 31, 2012
(in thousands)
Non-MBS:
Fixed	$2,271,967	$1,797,154
Variable	831,259	770,953
Total non-MBS	3,103,226	2,568,107
MBS:
Variable	1,387,070	1,517,825
Total	$4,490,296	$4,085,932

As of June 30, 2013 and December 31, 2012, the fair value of our GSE obligations reflected unfavorable basis adjustments of $89.7 million and favorable basis adjustments of $5.9 million related to fair value hedges. The portion of the change in fair value of the AFS securities related to the risk being hedged is recorded in other (loss) income as "net (loss) gain on derivatives and hedging activities" together with the related change in the fair value of the derivatives. The remainder of the change in fair value of the hedged AFS securities, as well as the change in fair value of our non-hedged AFS securities, is recorded in AOCL as "net unrealized (loss) gain on AFS securities."
Credit Risk
A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities, are included in Note 4.

Note 3—Held-to-Maturity Securities
Major Security Types
The following tables summarize our HTM securities as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit	$268,000	$—	$268,000	$2	$—	$268,002
Other U.S. agency obligations (3)	20,873	—	20,873	215	(4)	21,084
State or local housing obligations	1,272,550	—	1,272,550	417	(10,969)	1,261,998
Total non-MBS	1,561,423	—	1,561,423	634	(10,973)	1,551,084
MBS:
Residential:
Other U.S. agency (3)	127,177	—	127,177	343	—	127,520
GSE (4)	5,497,060	—	5,497,060	46,961	(1,864)	5,542,157
PLMBS	495,360	(15,994)	479,366	8,156	(22,730)	464,792
Commercial (multi-family):
GSE (4)	1,232,527	—	1,232,527	567	(469)	1,232,625
Total MBS	7,352,124	(15,994)	7,336,130	56,027	(25,063)	7,367,094
Total	$8,913,547	$(15,994)	$8,897,553	$56,661	$(36,036)	$8,918,178

	As of December 31, 2012
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit	$269,000	$—	$269,000	$11	$—	$269,011
Other U.S. agency obligations (3)	22,599	—	22,599	227	(4)	22,822
GSE obligations (4)	299,954	—	299,954	3,617	—	303,571
State or local housing obligations	708,776	—	708,776	1,528	(307)	709,997
Total non-MBS	1,300,329	—	1,300,329	5,383	(311)	1,305,401
MBS:
Residential:
Other U.S. agency (3)	141,034	—	141,034	394	—	141,428
GSE (4)	6,213,529	—	6,213,529	84,932	(385)	6,298,076
PLMBS	594,970	(17,616)	577,354	4,839	(37,971)	544,222
Commercial (multi-family):
GSE (4)	186,165	—	186,165	100	(114)	186,151
Total MBS	7,135,698	(17,616)	7,118,082	90,265	(38,470)	7,169,877
Total	$8,436,027	$(17,616)	$8,418,411	$95,648	$(38,781)	$8,475,278

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.

(2)	Represents the difference between fair value and carrying value.

(3)	Consists of obligations or securities issued by one or more of the following: Government National Mortgage Association (GNMA), Small Business Administration (SBA) and U.S. AID.

(4)	Consists of securities issued by one or more of the following: Freddie Mac, Fannie Mae, and TVA.

The amortized cost basis of our HTM MBS investments determined to be other-than-temporarily impaired includes $786,000 and $803,000 of credit-related OTTI losses as of June 30, 2013 and December 31, 2012. The amortized cost of our other HTM MBS includes gross amortizable premium of $22.3 million and $21.7 million, and gross accretable discount of $7.2 million and $7.8 million as of June 30, 2013 and December 31, 2012.
As of June 30, 2013 and December 31, 2012, we held $167.5 million and $190.5 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 12 for additional information concerning these related parties.

Unrealized Losses on HTM Securities
The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2013 and December 31, 2012. The gross unrealized losses include OTTI charges recognized in AOCL and gross unrecognized holding losses.

	As of June 30, 2013
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$235	$—	$1,001	$(4)	$1,236	$(4)
State or local housing obligations	812,843	(10,942)	903	(27)	813,746	(10,969)
Total non-MBS	813,078	(10,942)	1,904	(31)	814,982	(10,973)
MBS:
Residential:
GSEs	789,407	(1,805)	69,567	(59)	858,974	(1,864)
PLMBS	47,590	(491)	376,478	(38,233)	424,068	(38,724)
Commercial (multi-family):
GSEs	745,606	(469)	—	—	745,606	(469)
Total MBS	1,582,603	(2,765)	446,045	(38,292)	2,028,648	(41,057)
Total	$2,395,681	$(13,707)	$447,949	$(38,323)	$2,843,630	$(52,030)

	As of December 31, 2012
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$233	$—	$1,083	$(4)	$1,316	$(4)
State or local housing obligations	1,485	(189)	937	(118)	2,422	(307)
Total non-MBS	1,718	(189)	2,020	(122)	3,738	(311)
MBS:
Residential:
GSEs	128,332	(356)	63,313	(29)	191,645	(385)
PLMBS	—	—	405,275	(55,587)	405,275	(55,587)
Commercial (multi-family):
GSEs	102,150	(114)	—	—	102,150	(114)
Total MBS	230,482	(470)	468,588	(55,616)	699,070	(56,086)
Total	$232,200	$(659)	$470,608	$(55,738)	$702,808	$(56,397)

Redemption Terms
The amortized cost basis, carrying value, and fair value, as applicable, of HTM securities by contractual maturity as of June 30, 2013 and December 31, 2012 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of June 30, 2013			As of December 31, 2012
Year of Maturity	Amortized Cost Basis	Carrying Value (1)	Fair Value	Amortized Cost Basis	Carrying Value (1)	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$279,460	$279,460	$279,464	$578,259	$578,259	$581,889
Due after one year through five years	145,314	145,314	145,335	121,112	121,112	121,303
Due after five years through 10 years	301,308	301,308	300,153	138,114	138,114	138,432
Due after 10 years	835,341	835,341	826,132	462,844	462,844	463,777
Total non-MBS	1,561,423	1,561,423	1,551,084	1,300,329	1,300,329	1,305,401
Total MBS	7,352,124	7,336,130	7,367,094	7,135,698	7,118,082	7,169,877
Total	$8,913,547	$8,897,553	$8,918,178	$8,436,027	$8,418,411	$8,475,278

(1)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit-related impairment recognized in AOCL.

Interest-Rate Payment Terms
The following table summarizes our HTM securities by interest-rate payment terms as of June 30, 2013 and December 31, 2012.

	As of	As of
Amortized Cost of HTM Securities by Interest-Rate Payment Terms	June 30, 2013	December 31, 2012
(in thousands)
Non-MBS:
Fixed	$333,475	$598,340
Variable	1,227,948	701,989
Total non-MBS	1,561,423	1,300,329
MBS:
Fixed	885,576	1,120,271
Variable	6,466,548	6,015,427
Total MBS	7,352,124	7,135,698
Total	$8,913,547	$8,436,027

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
To ensure consistency in determination of OTTI for PLMBS among all FHLBanks, the FHLBanks utilize a system-wide governance committee and formal process to ensure consistency in key OTTI modeling assumptions used for the purposes of cash flow analysis for these securities. As part of our quarterly OTTI evaluation, we review and approve the key modeling assumptions determined by the FHLBanks' system-wide process, and we perform OTTI cash flow analyses on our entire PLMBS portfolio using the FHLBanks' common platform and approved assumptions.
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
We update our estimate of future estimated cash flows on a quarterly basis. At each quarter-end, we perform our OTTI cash flow analyses using third-party models that consider individual borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSA), which are based upon an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The OTTI Governance Committee developed a short-term housing price forecast using whole percentages, with projected changes ranging from (5.0)% to 7.0% over the twelve-month period beginning April 1, 2013. For the vast majority of housing markets, the short-term forecast has changes ranging from (3.0)% to 5.0%. Thereafter, home prices were projected to recover using one of five different recovery paths.
The table below presents the range of projected home price recovery by months as of June 30, 2013.

	As of June 30, 2013
	Annualized Recovery Range
Months	Low	High
(in percentages, except months)
1-6	—	3.0
7-12	1.0	4.0
13-18	2.0	4.0
19-30	2.0	5.0
31-54	2.0	6.0
Thereafter	2.3	5.6

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
Based on our analysis, we recorded no additional OTTI credit losses in second quarter 2013 on securities determined to be other-than-temporarily impaired in prior reporting periods. In addition, no additional securities were determined to be other-than-temporarily impaired during second quarter 2013. During the six months ended June 30, 2013, we sold one other-than-temporarily impaired security that had recovered its amortized cost basis. We have the intent and ability to hold our other-than-temporarily impaired securities until their fair values exceed their amortized cost bases. See Note 2 for additional information on this sale.
The following table summarizes key information as of June 30, 2013 for the PLMBS on which we have recorded OTTI charges during the life of the security (i.e., impaired prior to June 30, 2013).

	As of June 30, 2013
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$97,095	$96,346	$80,352	$87,941	$1,776,534	$1,387,070	$1,296,204

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.

(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Credit Loss Component of OTTI Loss	2013	2012	2013	2012
(in thousands)
Balance, beginning of period	$410,840	$514,553	$430,064	$513,229
Additions:
Additional OTTI credit losses on securities on which an OTTI loss was previously recognized *	—	4,269	342	5,593
Total additional credit losses recognized in period noted	—	4,269	342	5,593
Reductions:
Securities sold during the period	—	—	(19,010)	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (amount recognized in interest income in period noted)	(778)	(2,533)	(1,334)	(2,533)
Balance, end of period	$410,062	$516,289	$410,062	$516,289

*    Relates to securities that were determined to be other-than-temporarily impaired prior to the beginning of the period.

All Other AFS and HTM Securities
A few of our remaining AFS and HTM investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace, temporary credit deterioration, and interest-rate volatility in the U.S. mortgage markets. However, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery. As a result, we do not consider any of our other investments to be other-than-temporarily impaired as of June 30, 2013.

Note 5—Advances
Redemption Terms
We offer a wide range of fixed and variable interest-rate advance products with different maturities, interest rates, payment terms, and optionality. Fixed interest-rate advances generally have maturities ranging from one day to 30 years. Variable interest-rate advances generally have maturities ranging from one to 10 years, where the interest rates reset periodically at a fixed spread to the LIBOR. We had advances outstanding at interest rates ranging from 0.19% to 8.22% as of June 30, 2013, and 0.23% to 8.22% as of December 31, 2012.
The following table summarizes our advances outstanding as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013		As of December 31, 2012
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$3,553,678	0.47	$4,450,765	0.57
Due after one year through two years	1,837,588	0.56	265,074	2.29
Due after two years through three years	2,586,875	1.11	659,953	2.40
Due after three years through four years	655,899	3.01	798,479	3.26
Due after four years through five years	1,063,118	3.50	992,986	3.84
Thereafter	1,614,600	2.66	1,713,882	2.72
Total par value	11,311,758	1.37	8,881,139	1.78
Commitment fees	(394)		(421)
Premium on advances	8,419		2,816
Discount on advances	(7,787)		(8,018)
Hedging adjustments	135,005		259,727
Total	$11,447,001		$9,135,243

We offer advances to members that may be prepaid on specified dates without incurring prepayment or termination fees (e.g., callable advances and choice advances, an advance on which the interest-rate resets at specified intervals based on a spread to our short-term cost of funds and may be prepaid at any repricing date without incurring a prepayment fee). As of June 30, 2013 and December 31, 2012, we had no callable or choice advances outstanding. Other advances, including symmetrical prepay advances, may only be prepaid subject to a fee sufficient to make us economically indifferent to a borrower's decision to prepay an advance or maintain the advance until contractual maturity. In the case of our standard advance products, the fee cannot be less than zero; however, the symmetrical prepayment advance removed this floor, resulting in a potential payment to the borrower under certain circumstances. We hedge these advances to ensure that we remain economically indifferent to the borrower's decision to prepay such an advance. Symmetrical prepay advances outstanding as of June 30, 2013 and December 31, 2012 totaled $387.0 million and $436.3 million.
We also offer putable and convertible advances. With a putable advance, we effectively purchase a put option from the member that allows us the right to terminate the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase sufficiently above the interest rate that existed when the putable advance was issued. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $1.1 billion and $1.7 billion as of June 30, 2013 and December 31, 2012. Convertible advances allow us to convert an advance from one interest-payment term structure to another. When issuing convertible advances, we may purchase put options from a member that allow us to convert the variable interest-rate advance to a fixed interest-rate advance at the current market rate after an agreed-upon lockout period. The fixed interest rate on a convertible advance is determined at origination. These types of advances, among others, contain embedded derivatives, which are evaluated at the time of issuance for possible bifurcation. We had no variable-to-fixed interest-rate advances outstanding that had not converted to fixed interest rates as of June 30, 2013 and December 31, 2012.

The following table summarizes our advances by next put/convert date as of June 30, 2013 and December 31, 2012.

	As of	As of
Advances by Next Put/Convert Date	June 30, 2013	December 31, 2012
(in thousands)
Due in one year or less	$4,694,194	$6,053,281
Due after one year through two years	1,808,088	240,074
Due after two years through three years	2,248,859	493,453
Due after three years through four years	481,899	364,463
Due after four years through five years	694,118	470,986
Thereafter	1,384,600	1,258,882
Total par value	$11,311,758	$8,881,139

The following table summarizes our advances by interest-rate payment terms as of June 30, 2013 and December 31, 2012.

	As of	As of
Interest-Rate Payment Terms	June 30, 2013	December 31, 2012
(in thousands)
Fixed:
Due in one year or less	$2,632,755	$4,352,000
Due after one year	4,748,080	4,420,374
Total fixed	7,380,835	8,772,374
Variable:
Due in one year or less	920,923	98,765
Due after one year	3,010,000	10,000
Total variable	3,930,923	108,765
Total par value	$11,311,758	$8,881,139
Credit Risk Exposure and Security Terms
Our potential credit risk from advances is concentrated in commercial banks and savings institutions. As of June 30, 2013, our top five borrowers by holding company held 75.8% of the par value of our outstanding advances, with the top four borrowers holding 72.2% (Bank of America Corporation with 33.9%, Washington Federal, Inc. with 17.0%, Glacier Bancorp, Inc. with 10.7%, and Sterling Financial Corporation with 10.6%) and one borrower holding less than 10%. As of June 30, 2013, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 31 months. As of December 31, 2012, the top five borrowers by holding company held 71.2% of the par value of our outstanding advances, with the top three borrowers holding 61.5% (Bank of America Corporation with 29.1%, Washington Federal, Inc. with 21.2%, and Glacier Bancorp, Inc. with 11.2%) and the other two borrowers each holding less than 10%. As of December 31, 2012, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 29 months.
On April 1, 2013, as a result of a corporate restructuring, Bank of America Oregon, N.A., our then largest borrower, merged into its parent, Bank of America, N.A. (BANA). On that date, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's outstanding advances will eventually decline to zero as the advances mature. Approximately 20% of the entity's $3.8 billion in outstanding advances will mature in 2013 and substantially all of its remaining advances mature between 2015 and 2016.
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
The following table presents our gross prepayment fees, basis adjustments and termination fees, net prepayment fees, and the amount of advance principal prepaid for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands)
Gross prepayment fees	$3,468	$2,922	$4,265	$9,643
Less: Basis adjustments and termination fees	1,952	126	2,585	1,208
Net prepayment fees	$1,516	$2,796	$1,680	$8,435
Advance principal prepaid	$117,700	$142,145	$139,183	$506,677

Note 6—Mortgage Loans
Mortgage Loans Held for Portfolio
We historically purchased single-family mortgage loans originated or acquired by participating members in our Mortgage Purchase Program (MPP), and we have not purchased any mortgage loans since 2006. These mortgage loans are guaranteed or insured by federal agencies or credit-enhanced by the participating members.
The following tables summarize our mortgage loans held for portfolio as of June 30, 2013 and December 31, 2012.

	As of	As of
Mortgage Loans Held for Portfolio	June 30, 2013	December 31, 2012
(in thousands)
Real Estate:
Fixed interest-rate, medium-term *, single-family	$47,854	$55,866
Fixed interest-rate, long-term *, single-family	867,529	1,004,557
Total loan principal	915,383	1,060,423
Premiums	8,722	7,117
Discounts	(7,275)	(5,747)
Deferred loan costs, net	(215)	(159)
Mortgage loans held for portfolio before allowance for credit losses	916,615	1,061,634
Less: Allowance for credit losses on mortgage loans	(2,165)	(2,326)
Total mortgage loans held for portfolio, net	$914,450	$1,059,308

*    Medium-term is defined as a term of 15 years or less; long-term is defined as a term greater than 15 years.

	As of	As of
Principal of Mortgage Loans Held for Portfolio	June 30, 2013	December 31, 2012
(in thousands)
Government-guaranteed/insured	$83,940	$95,023
Conventional	831,443	965,400
Total loan principal	$915,383	$1,060,423

As of June 30, 2013 and December 31, 2012, 77% of our outstanding mortgage loans had been purchased from our former member, Washington Mutual Bank, F.S.B. (which was acquired by JPMorgan Chase Bank, N.A., a nonmember).
As a result of the Consent Arrangement, we may not resume purchasing mortgage loans under the MPP. For further detail on the Consent Arrangement, see Note 10.

For information on our credit risk on mortgage loans and allowance methodology for credit losses, see Note 7.
MPF Xtra® Product

On July 1, 2013, we began offering the MPF Xtra product to our members. The MPF Xtra product is offered under the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago. (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago.) The MPF Xtra product provides participating Seattle Bank members an alternative for selling mortgage loans into the secondary market. When using the MPF Xtra product, mortgage loans from participating members (i.e., participating financial institutions, or PFIs) are first sold to the FHLBank of Chicago, which, acting as a loan aggregator, concurrently sells the loans to Fannie Mae, enabling smaller lenders to benefit from the same competitive pricing that larger national lenders receive when selling into the secondary market. The mortgage loans are never under the control of the Seattle Bank and are not recorded on our statements of condition.

Through a purchase price adjustment, the FHLBank of Chicago receives a transaction fee for its administrative activities for the loans sold to Fannie Mae, and we receive a nominal fee from the FHLBank of Chicago for facilitating the sale of loans by Seattle Bank PFIs through the MPF Xtra product.
The credit risk on the mortgage loans sold through the MPF Xtra product is transferred to Fannie Mae. We are exposed to repurchase risk if all of the following occur: 1) a loan sold through the MPF Xtra product defaults; 2) the loan fails to meet underwriting guidelines; and 3) our PFI fails. We have a quality control process in place to ensure loans comply with underwriting guidelines and we monitor our PFIs financial condition on an ongoing basis. As a result, we believe the likelihood of a loss from loans sold using the MPFXtra product is remote. Further, we expect the fair value of any potential loss to be substantially zero.

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
Credit Products
Using a risk-based approach, we consider the payment status, collateral types and concentration levels, and our borrowers' financial condition to be primary indicators of credit quality for our credit products. As of June 30, 2013 and December 31, 2012, we had rights to collateral on a borrower-by-borrower basis with a value in excess of our outstanding extensions of credit. As of June 30, 2013 and December 31, 2012, we had no credit products that were past due, on nonaccrual status, or considered impaired.
Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis, and the repayment history on credit products, we have not incurred any credit losses on credit products outstanding as of June 30, 2013 and December 31, 2012. Accordingly, we have not recorded any allowance for credit losses for this asset portfolio. In addition, as of June 30, 2013 and December 31, 2012, no liability was recorded to reflect an allowance for credit losses for credit exposures not recorded on the statements of condition. For additional information on credit exposure on unrecorded commitments, see Note 13.
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
Allowance for Credit Losses on Mortgage Loans Held for Portfolio

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans held for portfolio for the three and six months ended June 30, 2013 and 2012, as well as the recorded investment in mortgage loans by impairment methodology as of June 30, 2013 and 2012.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Allowance for Credit Losses	2013	2012	2013	2012
(in thousands)
Balance, beginning of period	$2,153	$5,704	$2,326	$5,704
Charge-offs(1)	—	—	(132)	—
Balance, net of charge-offs	2,153	5,704	2,194	5,704
Provision (benefit) for credit losses	12	—	(29)	—
Balance, end of period	$2,165	$5,704	$2,165	$5,704
Ending balance, collectively evaluated for impairment	$2,165	$5,704	$2,165	$5,704
Recorded investments of mortgage loans, end of period (2):
Individually evaluated for impairment	$13,667	$—	$13,667	$—
Collectively evaluated for impairment	$821,802	$1,104,011	$821,802	$1,104,011

(1)	For the six months ended June 30, 2013, includes $37,000 of charge-offs, which reduced the carrying value of the individually evaluated impaired mortgage loans.

(2)
Excludes government-guaranteed mortgage loans. Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

As a result of our June 30, 2013 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses was not sufficient to absorb the expected credit losses on our mortgage loan portfolio, primarily due to reduced LRA balances and higher than forecast delinquent mortgage payments in second quarter 2013. Accordingly, we recorded a provision for credit losses of $12,000 for the three months ended June 30, 2013. This provision partially offset the benefit we recorded in first quarter 2013, which was due to more favorable estimates of future credit losses, primarily modest improvements in housing price assumptions. For the six months ended June 30, 2013,we recorded a benefit for credit losses of $29,000. There was no benefit or provision for credit losses required for the same periods in 2012.

Credit Quality Indicators
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans held for portfolio as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013			As of December 31, 2012
Recorded Investment (1) in Delinquent Mortgage Loans	Conventional	Government-Guaranteed	Total	Conventional	Government-Guaranteed	Total
(in thousands, except percentages)
Mortgage loans:
Past due 30-59 days delinquent and not in foreclosure	$20,272	$8,174	$28,446	$26,442	$10,304	$36,746
Past due 60-89 days delinquent and not in foreclosure	7,538	3,097	10,635	7,507	5,359	12,866
Past due 90 days or more delinquent (2)	36,754	10,798	47,552	43,280	13,154	56,434
Total past due	64,564	22,069	86,633	77,229	28,817	106,046
Total current loans	770,905	63,164	834,069	892,755	67,557	960,312
Total mortgage loans	$835,469	$85,233	$920,702	$969,984	$96,374	$1,066,358
Accrued interest - mortgage loans	$3,693	$394	$4,087	$4,279	$445	$4,724
Other delinquency statistics:
In process of foreclosure included above (2) (3)	$29,704	None	$29,704	$34,279	None	$34,279
Serious delinquency rate (4)	4.4%	12.7%	5.2%	4.5%	13.7%	5.3%
Past due 90 days or more still accruing interest (5)	$—	$10,798	$10,798	$—	$13,154	$13,154
Loans on non-accrual status (6)	$41,061	None	$41,061	$45,625	None	$45,625
REO(7)	$2,294	None	$2,294	$2,703	None	$2,703

(1)
Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

(2)
Includes conventional mortgage loans classified as troubled debt restructurings (TDRs). As of June 30, 2013, $9.3 million of our $13.7 million recorded investment in TDRs was 90 days or more past due and in the process of foreclosure, with the remaining $4.4 million recorded investment in TDRs between zero and 89 days delinquent. As of December 31, 2012, $9.7 million of our $13.0 million recorded investment in TDRs was 90 days or more past due and in the process of foreclosure, with the remaining $3.3 million recorded investment in TDRs between zero and 89 days delinquent.

(3)	Includes mortgage loans where the decision of foreclosure has been reported.

(4)	Mortgage loans that are 90 days or more past due or in the process of foreclosure, expressed as a percentage of the unpaid principal balance of the total mortgage loan portfolio class.

(5)	Generally represents government-guaranteed mortgage loans.

(6)	Generally represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

(7)	Real estate owned, or REO, is reflected at carrying value.

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

The following table presents our post-modification recorded investment in TDRs at modification date for the three and six months ended June 30, 2013 and 2012. Our pre-modification recorded investment in TDRs was not materially different from the post-modification recorded investment amount due to the minimal change in terms of modified loans.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
TDRs - Recorded Investment Balance at Modification Date	2013	2012	2013	2012
(in thousands)
Conventional mortgage loans	$465	$—	$2,421	$—
The following table presents the recorded investment balances of performing and non-performing conventional mortgage loans classified as TDRs as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013			As of December 31, 2012
TDRs - Performing and Non-Performing	Performing	Non-performing	Total	Performing	Non-performing	Total
(in thousands)
Conventional mortgage loans	$4,348	$9,319	$13,667	$273	$12,715	$12,988

As of June 30, 2013, our TDRs comprised 72 mortgage loans discharged in bankruptcy proceedings and 14 mortgage loans with modified terms (i.e., recapitalization of past due principal and interest payments) agreed to by both the Seattle Bank and the mortgage loan holder. As of June 30, 2013, modified loans with aggregate unpaid principal balances of $598,000 experienced a payment default within the previous twelve-month period. There were no modified loans that experienced payment default during the previous twelve-month period as of December 31, 2012.

REO
We had $2.3 million and $2.7 million of REO recorded in other assets on our statements of condition as of June 30, 2013 and December 31, 2012.
Federal Funds Sold and Securities Purchased Under Agreements to Resell
These investments are generally short-term (primarily overnight), and the recorded balance approximates fair value. We invest in federal funds with investment-grade counterparties, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of June 30, 2013 and December 31, 2012 were repaid according to the contractual terms or are expected to be repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities under agreements to resell as of June 30, 2013 and December 31, 2012.

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
We transact most of our derivative transactions with large banks and major broker-dealers. Derivative transactions may be executed either over-the-counter with a counterparty (bilateral derivatives) or over-the-counter cleared through a futures commission merchant (i.e., clearing member) with a central counterparty clearinghouse (CCC or clearinghouse) (i.e., cleared derivatives).
Application of Interest-Rate Exchange Agreements
We use interest-rate exchange agreements in the following ways: (1) by designating them as a fair value hedge of an associated financial instrument or firm commitment and (2) in asset/liability management as an economic or intermediary hedge.
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
We have also established processes to evaluate financial instruments, such as debt instruments, certain advances, and investment securities, for the presence of embedded derivatives and to determine the need, if any, for bifurcation and separate accounting under GAAP. We had no advances, investments, or consolidated obligation bonds or discount notes with bifurcated derivatives outstanding as of June 30, 2013.
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
The following tables summarize the notional amounts and the fair values of our derivatives, including the effect of netting arrangements and collateral as of June 30, 2013 and December 31, 2012. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of June 30, 2013
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$21,309,154	$317,121	$341,945
Interest-rate caps or floors	10,000	5	—
Total derivatives designated as hedging instruments	21,319,154	317,126	341,945
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,349,793	6,464	6,447
Interest-rate swaptions	200,000	3,433	—
Total derivatives not designated as hedging instruments	1,549,793	9,897	6,447
Total derivatives before netting and collateral adjustments:	$22,868,947	327,023	348,392
Netting adjustments (1)		(218,258)	(218,258)
Cash collateral and related accrued interest		(7,506)	(74,560)
Total netting and collateral adjustments		(225,764)	(292,818)
Derivative assets and derivative liabilities as reported on the statement of condition		$101,259	$55,574

	As of December 31, 2012
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$13,632,066	$320,368	$339,709
Interest-rate caps or floors	10,000	3	—
Total derivatives designated as hedging instruments	13,642,066	320,371	339,709
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,971,969	12,338	12,589
Total derivatives not designated as hedging instruments	1,971,969	12,338	12,589
Total derivatives before netting and collateral adjustments:	$15,614,035	332,709	352,298
Netting adjustments (1)		(227,127)	(227,127)
Cash collateral and related accrued interest		—	(39,278)
Total netting and collateral adjustments		(227,127)	(266,405)
Derivative assets and derivative liabilities as reported on the statement of condition		$105,582	$85,893

(1)	Amounts that are subject to master netting arrangements, other agreements, or operation of law that provides a legal right of offset.

The following table presents the components of net (loss) gain on derivatives and hedging activities as presented in the statements of income for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net (Loss) Gain on Derivatives and Hedging Activities	2013	2012	2013	2012
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$(1,671)	$18,133	$(1,398)	$30,132
Total net (loss) gain related to fair value hedge ineffectiveness	(1,671)	18,133	(1,398)	30,132
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	136	121	507	15
Interest-rate swaptions	918	—	918	—
Net interest settlements	16	(9)	(17)	104
Total net gain related to derivatives not designated as hedging instruments	1,070	112	1,408	119
Net (loss) gain on derivatives and hedging activities	$(601)	$18,245	$10	$30,251
The following tables present, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships, and the impact of those derivatives on our net interest income for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30, 2013
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$91,650	$(89,418)	$2,232	$(21,193)
AFS securities (3)	88,410	(83,947)	4,463	(7,947)
Consolidated obligation bonds	(165,541)	157,181	(8,360)	37,543
Consolidated obligation discount notes	10	(16)	(6)	1
Total	$14,529	$(16,200)	$(1,671)	$8,404

	For the Three Months Ended June 30, 2012
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(7,195)	$7,657	$462	$(29,474)
AFS securities (3)	4,131	3,505	7,636	(11,838)
Consolidated obligation bonds	40,454	(30,419)	10,035	40,196
Consolidated obligation discount notes	—	—	—	—
Total	$37,390	$(19,257)	$18,133	$(1,116)

	For the Six Months Ended June 30, 2013
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$115,977	$(113,351)	$2,626	$(42,898)
AFS securities (3)	103,161	(95,577)	7,584	(15,220)
Consolidated obligation bonds	(200,432)	188,832	(11,600)	74,021
Consolidated obligation discount notes	2	(10)	(8)	1
Total	$18,708	$(20,106)	$(1,398)	$15,904

	For the Six Months Ended June 30, 2012
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(2,999)	$742	$(2,257)	$(59,878)
AFS securities (3)	19,601	1,284	20,885	(26,879)
Consolidated obligation bonds	8,866	2,552	11,418	78,044
Consolidated obligation discount notes	55	31	86	(52)
Total	$25,523	$4,609	$30,132	$(8,765)

(1)	These amounts are reported in other (loss) income.

(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

(3)
Several of our AFS securities in benchmark fair value hedge relationships were purchased at significant premiums with corresponding up-front fees on the associated swaps. The fair values of the swaps are recognized through adjustments to fair value each period in "net (loss) gain on derivatives and hedging activities" on the statements of income and reflected in the operating and financing activities sections of our statements of cash flow. Amortization of the corresponding premiums on the hedged AFS securities is recorded in AFS investment interest income. For the three and six months ended June 30, 2013, we recorded gains of $4.5 million and $7.6 million in "net (loss) gain on derivatives and hedging activities," which were partially offset by premium amortization of $1.6 million and $3.8 million recorded in "interest income." For the three and six months ended June 30, 2012, we recorded gains of $7.6 million and $20.9 million in "net (loss) gain on derivatives and hedging activities," which were substantially offset by premium amortization of $8.6 million and $20.6 million recorded in "interest income."

Managing Credit Risk on Derivatives
The Seattle Bank is subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements, and manages credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our credit policies and Finance Agency regulations. For bilateral derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in our contracts to mitigate the risk. We require collateral agreements with collateral delivery thresholds to be in place for all bilateral counterparties. These agreements include provisions for netting exposures across all transactions with that counterparty. The agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the Seattle Bank, as evidenced by a written security agreement and held by the member institution for our benefit.
For cleared derivatives, the clearinghouse is our counterparty. The requirement that the Seattle Bank post initial and variation margin through the clearing member, on behalf of the clearinghouse, exposes us to institutional credit risk in the event that the clearing member or clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing member. Based on our credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.
    Certain of our bilateral derivative agreements contain provisions that require us to post additional collateral with our counterparties if there is a deterioration in our credit rating. If our credit rating were lowered by a major credit rating agency, we might be required to deliver additional collateral on certain bilateral derivative agreements in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk contingent features that were in a liability position as of June 30, 2013 and December 31, 2012 was $130.1 million and $125.2 million, for which we posted collateral of $74.6 million and $39.3 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level (i.e., from "AA" to "A") as of June 30, 2013 and December 31, 2012, we would have been required to deliver up to an additional $32.9 million and $41.1 million of collateral to our derivative counterparties.
As of June 30, 2013 and December 31, 2012, S&P's long-term issuer credit rating for the Federal Home Loan Bank System (FHLBank System) debt was "AA+" with a stable outlook, and Moody's long-term credit rating was "Aaa," with a negative outlook. On July 18, 2013, Moody's revised its outlook for the FHLBank System to stable from negative and affirmed the FHLBank System's long-term credit rating. In addition, on July 18, 2013, S&P changed the Seattle Bank's outlook from negative to stable, while maintaining the bank's "AA/A-1+" long- and short-term issuer credit ratings and on July 23, 2013, Moody's, Moody's affirmed the bank's "Aaa" rating long-term credit rating and revised its outlook to stable from negative.

Offsetting of Derivative Assets and Derivative Liabilities

We enter into derivative instruments that are subject to master netting arrangements, other agreements, or operation of law that provides a legal right of offset. Where the Seattle Bank has an enforceable legal right of offset under such arrangements we have elected to offset, by clearing member and/or counterparty, the gross derivative assets and gross derivative liabilities and the related cash collateral received or pledged and associated accrued interest.
The following table presents, as of June 30, 2013 and December 31, 2012, the fair value of gross and net derivative assets and liabilities including the related collateral received from or pledged to counterparties. Derivatives with a legal right of offset represent those instruments subject to a netting arrangement where we have determined that an enforceable legal right of offset exists. As of June 30, 2013 and December 31, 2012, we had no derivative instruments not subject to master netting arrangements, other agreements, or operation of law that provides a legal right of offset.

	As of June 30, 2013		As of December 31, 2012
Offsetting of Derivative Assets and Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(in thousands)
Derivative instruments with legal right of offset:
Gross recognized amount	$327,023	$348,392	$332,709	$352,298
Gross amounts of netting adjustments and cash collateral	(225,764)	(292,818)	(227,127)	(266,405)
Net amounts after offsetting adjustments	101,259	55,574	105,582	85,893
Non-cash collateral received or pledged not offset (1)
Cannot be sold or repledged	75,702	—	86,470	—
Net unsecured amount	$25,557	$55,574	$19,112	$85,893

(1)
Non-cash collateral consists of U.S. Treasury and GSE securities. Any over-collateralization at an individual clearing member and/or counterparty arrangement level is not included in the determination of the net unsecured amount.

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
Consolidated Obligation Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds and have original maturities of one year or less. These notes are generally issued at less than their face amount and are redeemed at par value when they mature. The following table summarizes our outstanding consolidated obligation discount notes as of June 30, 2013 and December 31, 2012.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate(1)
(in thousands, except interest rates)
As of June 30, 2013	$15,799,353	$15,800,254	0.05
As of December 31, 2012	$21,417,653	$21,421,443	0.12

(1)	Represents an implied rate.

As of June 30, 2013 and December 31, 2012, we had $350.0 million and $1.3 billion par value of outstanding consolidated obligation discount notes on which we elected the fair value option.

Consolidated Obligation Bonds
Redemption Terms
The following table summarizes our outstanding consolidated obligation bonds by contractual maturity as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013		As of December 31, 2012
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$6,269,895	1.12	$2,428,615	2.36
Due after one year through two years	1,970,500	2.03	1,161,500	4.77
Due after two years through three years	2,632,660	1.02	696,160	1.67
Due after three years through four years	295,000	0.63	386,500	3.89
Due after four years through five years	3,010,000	1.37	1,365,000	1.70
Thereafter	4,142,610	2.94	4,154,610	2.93
Total par value	18,320,665	1.65	10,192,385	2.79
Premiums	3,383		3,912
Discounts	(9,529)		(11,310)
Hedging adjustments	114,506		311,789
Fair value option valuation adjustments	(79)		(14)
Total	$18,428,946		$10,496,762

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. We become the primary obligor on consolidated obligation bonds we accept as transfers from other FHLBanks. As of June 30, 2013 and December 31, 2012, we had consolidated obligation bonds outstanding that were transferred from the FHLBank of Chicago with a par value of $617.0 million and $798.0 million and original net discount of $5.5 million and $17.4 million. We transferred no consolidated obligation bonds to other FHLBanks during the six months ended June 30, 2013 and 2012.
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
Our consolidated obligation bonds outstanding consisted of the following as of June 30, 2013 and December 31, 2012.

	As of	As of
Par Value of Consolidated Obligation Bonds	June 30, 2013	December 31, 2012
(in thousands)
Non-callable	$11,260,665	$6,450,385
Callable	7,060,000	3,742,000
Total par value	$18,320,665	$10,192,385

The following table summarizes our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of June 30, 2013 and December 31, 2012.

	As of	As of
Term-to-Maturity or Next Call Date	June 30, 2013	December 31, 2012
(in thousands)
Due in one year or less	$12,964,895	$6,145,615
Due after one year through two years	1,810,500	1,186,500
Due after two years through three years	1,637,660	696,160
Due after three years through four years	—	256,500
Due after four years through five years	250,000	250,000
Thereafter	1,657,610	1,657,610
Total par value	$18,320,665	$10,192,385

The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment term as of June 30, 2013 and December 31, 2012.

	As of	As of
Interest-Rate Payment Terms	June 30, 2013	December 31, 2012
(in thousands)
Fixed	$16,100,665	$8,830,385
Step-up	1,845,000	1,162,000
Variable	175,000	—
Capped variable	200,000	200,000
Total par value	$18,320,665	$10,192,385

We elect, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation discount notes and consolidated obligation bonds with original maturities of one year or less for operational ease or to assist in mitigating potential income statement volatility that can arise from economic hedging relationships. For the latter, prior to entering into a short-term consolidated obligation bond or discount note trade, we perform a preliminary evaluation of the effectiveness of the bond or discount note and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond or discount note. As of June 30, 2013 and December 31, 2012, we had $750.0 million and $500.0 million par value of outstanding consolidated obligation bonds on which we elected the fair value option.
Concessions on Consolidated Obligations
Unamortized concessions included in "other assets" on our statements of condition were $3.3 million and $2.5 million as of June 30, 2013 and December 31, 2012. The amortization of these types of concessions included in consolidated obligation interest expense totaled $617,000 and $1.1 million for the three and six months ended June 30, 2013, compared to $557,000 and $920,000 for the same periods in 2012.

Note 10—Capital
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value per share	$100	$100
Issue, redemption, repurchase, transfer price between members per share	$100	$100
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (1)	Yes
Statutory redemption period (2)	6 months	5 years
Total outstanding balance (including mandatorily redeemable capital stock):
June 30, 2013	$119,778	$2,593,730
December 31, 2012	$137,245	$2,621,226

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
Our Capital Plan also provides for an excess stock pool, which comprises the aggregate amount of excess capital stock (i.e., stock not being used for membership or activity requirements) held by all of our shareholders. The excess stock pool enables a member, when receiving advances from us, to satisfy its advance stock purchase requirement by relying on capital that is associated with total outstanding excess stock rather than purchasing additional stock in the Seattle Bank. A member may utilize the excess stock pool under the following circumstances: (1) the member owns no additional stock that can be used to capitalize new advances or renew existing advances, (2) the new advance or renewal of an existing advance has a term to maturity of one year or less, (3) the member is utilizing no more than 25.0% of the total amount of the excess stock pool, and (4), the aggregate amount of all stock from the excess stock pool being used to capitalize advances by our members does not exceed 50.0% of the excess stock pool. As of June 30, 2013, members were using the excess stock pool to support $139.9 million in outstanding advances.
In September 2012, the Finance Agency approved our proposal for a modest excess capital stock repurchase program and granted us the authority to repurchase up to $25.0 million of excess capital stock per quarter at par ($100 per share), provided: (1) our financial condition—measured primarily by our market value of equity to par value of capital stock (MVE to PVCS) ratio—does not deteriorate; (2) the excess stock repurchases from the bank's shareholders are handled on a pro-rata basis; and (3) we receive a non-objection for each quarter's repurchase from the Finance Agency. The approval for the excess stock repurchase program does not impact the terms of the Consent Arrangement, which generally restrict us from redeeming or repurchasing capital stock without Finance Agency approval. As a result, all excess stock, regardless of whether it is subject to redemption, is treated equally under the excess stock repurchase program initiated in 2012. However, for those shareholders with outstanding redemption requests, the stock repurchases first apply to stock subject to those redemption requests.
In second quarter 2013, we repurchased $24.0 million of excess stock under the excess capital stock repurchase program described above, $12.1 million of which was classified as equity and $11.9 million of which was classified as mandatorily redeemable capital stock. The total amount of excess capital stock repurchased also included $353,000 of excess Class B stock meeting the following criteria: (1) originally purchased for activity purposes; and (2) purchased on or after October 27, 2010. Our ability to repurchase excess capital stock meeting these criteria could increase the likelihood that members will purchase incremental capital stock to support new advances.

Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings, unless otherwise prohibited. On July 22, 2013, and with Finance Agency approval, our Board declared a $0.025 per share cash dividend based on second quarter 2013 net income. The dividend, which was paid on July 30, 2013, totaled $683,000, and was paid based on average Class A and Class B stock outstanding during second quarter 2013. In its July 2013 waiver of the Consent Arrangement restriction on paying dividends, the Finance Agency noted the positive development in the Seattle Bank's MVE to PVCS ratio and other improvements in financial condition. Separate Finance Agency waivers will be required for future dividend payments. There can be no assurance as to when or if our Board will declare dividends in the future.
In December 2006, the Finance Board adopted a regulation limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of its total assets. As of June 30, 2013, we had excess capital stock of $2.0 billion, or 5.2%, of our total assets.
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
The following table shows our regulatory capital requirements compared to our actual capital position as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013		As of December 31, 2012
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,351,064	$2,848,223	$1,302,350	$2,849,462
Total capital-to-assets ratio	4.00%	7.81%	4.00%	8.43%
Total regulatory capital	$1,520,729	$2,968,001	$1,416,825	$2,986,707
Leverage capital-to-assets ratio	5.00%	11.55%	5.00%	12.45%
Leverage capital	$1,900,912	$4,392,113	$1,771,031	$4,411,438

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

In August 2009, under the Finance Agency's PCA regulations, the Seattle Bank received a capital classification of "undercapitalized" from the Finance Agency, due to, among other things, our risk-based capital deficiencies as of December 31, 2008, March 31, 2009, and June 30, 2009, the deterioration in the value of our PLMBS and the amount of AOCL stemming from that deterioration, the level of our retained earnings in comparison to AOCL, and our MVE compared to our PVCS. In September 2012, the Finance Agency reclassified the Seattle Bank to "adequately capitalized." Although this capital classification change means that we are no longer be subject to the mandatory and discretionary restrictions imposed by the PCA regulations, including limitations on asset growth, we remain subject to the requirements stipulated in the Consent Arrangement, as detailed below.
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
The following table presents our retained earnings, AOCL, and MVE to PVCS ratio as of June 30, 2013, December 31, 2012, and September 30, 2010 (the quarter end prior to entering into the Consent Arrangement).

	As of June 30, 2013	As of December 31, 2012	As of September 30, 2010
(in thousands, except for percentages)
Retained earnings	$254,493	$228,236	$76,835
AOCL	$(112,052)	$(226,468)	$(770,317)
MVE to PVCS ratio	104.0%	95.1%	67.8%

Although remediation of the requirements of the Consent Arrangement is ongoing, we have made substantial progress in a number of areas, and we continue to develop and refine plans, policies, and procedures to address the remaining Consent Arrangement requirements. As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the relatively low demand for advances, we have determined that it is prudent to accept some variation in our advances-to-assets ratio over time, rather than to require quarter-over-quarter improvements, and to identify additional opportunities to increase our core mission activity (CMA) assets. In adopting this approach, in late March 2012, we implemented, and have maintained, a dollar cap on our investments and have increased our investments in CMA assets, such as state housing agency bonds. We implemented the dollar cap on investments, an operating target that may change from time to time, to ensure that we continue to maintain our focus on the Consent Arrangement requirements relating to advances as a percentage of assets, while balancing other considerations, such as maintaining strong liquidity levels, improving our income and retained earnings, and minimizing investment credit risk exposure.
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
Capital Concentration
As of June 30, 2013, two former members, and as of December 31, 2012, one member and one former member, Bank of America Oregon, N.A. and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.), held a combined total of 48.9% of our total outstanding capital stock, including mandatorily redeemable capital stock. On April 1, 2013, as a result of a corporate restructuring, Bank of America Oregon, N.A., our then largest borrower, merged into its parent, BANA. On that date, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated, and all outstanding advances and capital stock were assumed by BANA, a nonmember. Class B capital stock totaling $584.1 million was transferred from equity to mandatorily redeemable capital stock liability.
Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to liability when a member submits a written request for redemption of excess capital stock, gives notice of intent to withdraw from membership, or otherwise attains nonmember status by way of a merger or acquisition, charter termination, or involuntary termination from membership. On a quarterly basis, we evaluate the excess capital stock balances (i.e., stock not being used to fulfill either membership or activity stock requirements) of members with outstanding redemption requests and adjust the amount of mandatorily redeemable capital stock accordingly. Shares of capital stock are reclassified as mandatorily redeemable capital stock at fair value.

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of June 30, 2013. The year of redemption in the table reflects (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of June 30, 2013
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$49,687	$735,638
One year through two years	—	19,530
Two years through three years	—	31,222
Three years through four years	—	19,643
Four years through five years	—	631,355
Past contractual redemption date due to remaining activity (1)	612	7,095
Past contractual redemption date due to regulatory action (2)	18,407	277,418
Total	$68,706	$1,721,901

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates. Year of redemption assumes payments of advances and mortgage loans at final maturity.

(2)	See "Capital Classification" and "Consent Arrangement" above for discussion of restrictions on the Seattle Bank's redemptions and repurchases of capital stock.

The balance in mandatorily redeemable capital stock is primarily due to the transfer of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase Bank, N.A., a nonmember, and the transfer of Bank of America, Oregon, N.A.'s capital stock due to its merger with BANA, a nonmember. Of the Class A and Class B mandatorily redeemable capital stock shown in the table above, these former members' stock comprises $1.3 billion of the Class B balance.

Retained Earnings
Joint Capital Enhancement Agreement (Capital Agreement)
In 2011, each of the 12 FHLBanks entered into the Capital Agreement, which is intended to enhance the capital position of each FHLBank. Under the Capital Agreement, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends. For the six months ended June 30, 2013, we allocated $5.3 million of our net income to restricted retained earnings and $21.0 million to unrestricted retained earnings. As of June 30, 2013 and December 31, 2012, the balance of our restricted retained earnings totaled $44.3 million and $39.0 million and the balance of our unrestricted retained earnings totaled $210.2 million and $189.2 million.
Accumulated Other Comprehensive Loss
The following tables provide information regarding the net change in AOCL for the three and six months ended June 30, 2013 and 2012.

Net Change in AOCL for the Three Months Ended June 30, 2013 and 2012	Unrealized Gain (Loss) on AFS Securities (Note 2)	Non-credit Portion of OTTI Losses on AFS Securities (Notes 2 and 4)	Non-credit Portion of OTTI Losses on HTM Securities (Notes 3 and 4)	Pension Benefits *	Total AOCL
(in thousands)
Balance, March 31, 2012	$4,101	$(510,453)	$(9,063)	$(714)	$(516,129)
Other comprehensive income (loss) before reclassifications:
Net unrealized gain on securities	1,005	—	—	—	1,005
Non-credit OTTI loss	—	—	(161)	—	(161)
Net change in fair value	—	883	—	—	883
Accretion of non-credit loss	—	—	441	—	441
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI	—	4,269	—	—	4,269
Amortization - pension and postretirement	—	—	—	11	11
Net current period other comprehensive income (loss)	1,005	5,152	280	11	6,448
Balance, June 30, 2012	$5,106	$(505,301)	$(8,783)	$(703)	$(509,681)
Balance, March 31, 2013	$24,765	$(130,335)	$(16,798)	$(869)	$(123,237)
Other comprehensive income (loss) before reclassifications:
Net unrealized (loss) gain on securities	(29,103)	793	—	—	(28,310)
Net change in fair value	—	38,676	—	—	38,676
Accretion of non-credit loss	—	—	804	—	804
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement	—	—	—	15	15
Net current period other comprehensive income	(29,103)	39,469	804	15	11,185
Balance, June 30, 2013	$(4,338)	$(90,866)	$(15,994)	$(854)	$(112,052)

Net Change in AOCL for the Six Months Ended June 30, 2013 and 2012	Unrealized Gain (Loss) on AFS Securities (Note 2)	Non-credit Portion of OTTI Losses on AFS Securities (Notes 2 and 4)	Non-credit Portion of OTTI Losses on HTM Securities (Notes 3 and 4)	Pension Benefits *	Total AOCL
(in thousands)
Balance, December 31, 2011	$10,998	$(611,152)	$(9,572)	$(886)	$(610,612)
Other comprehensive income (loss) before reclassifications:
Net unrealized loss	(5,892)	—	—	—	(5,892)
Non-credit OTTI losses	—	—	(161)	—	(161)
Net change in fair value	—	100,258	—	—	100,258
Accretion of non-credit loss	—	—	950	—	950
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI	—	5,593	—	—	5,593
Amortization - pension and postretirement	—	—	—	183	183
Net current period other comprehensive income (loss)	(5,892)	105,851	789	183	100,931
Balance, June 30, 2012	$5,106	$(505,301)	$(8,783)	$(703)	$(509,681)
Balance, December 31, 2012	$16,093	$(224,061)	$(17,616)	$(884)	$(226,468)
Other comprehensive income (loss) before reclassifications:
Net unrealized (loss) gain on securities	(20,431)	6,161	—	—	(14,270)
Net change in fair value	—	127,595	—	—	127,595
Accretion of non-credit loss	—	—	1,622	—	1,622
Reclassifications from other comprehensive income (loss) to net income:
Net realized gain on securities	—	(903)	—	—	(903)
Non-credit OTTI to credit OTTI	—	342	—	—	342
Amortization - pension and postretirement	—	—	—	30	30
Net current period other comprehensive (loss) income	(20,431)	133,195	1,622	30	114,416
Balance, June 30, 2013	$(4,338)	$(90,866)	$(15,994)	$(854)	$(112,052)

*	Amortization of pension and post-retirement benefits is recorded in compensation and benefits expense on the statements of income.

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
For instruments carried at fair value, we review the fair value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. We had no transfers between fair value hierarchies for the six months ended June 30, 2013 and 2012.

Fair Value Summary Tables
The Fair Value Summary Tables below do not represent an estimate of the overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities. The following tables summarize the carrying value, fair values, and fair values hierarchy of our financial instruments as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$189	$189	$189	$—	$—	$—
Deposits with other FHLBanks	37	37	37	—	—	—
Securities purchased under agreements to resell	6,000,000	6,000,007	—	6,000,007	—	—
Federal funds sold	6,194,800	6,194,930	—	6,194,930	—	—
AFS securities	4,395,092	4,395,092	—	3,098,888	1,296,204	—
HTM securities	8,897,553	8,918,178	—	8,453,386	464,792	—
Advances	11,447,001	11,482,623	—	11,482,623	—	—
Mortgage loans held for portfolio, net	914,450	931,195	—	931,195	—	—
Accrued interest receivable	38,002	38,002	—	38,002	—	—
Derivative assets	101,259	101,259	—	327,023	—	(225,764)
Other assets (rabbi trust)	2,946	2,946	2,946	—	—	—
Financial liabilities:
Deposits	(478,590)	(478,550)	—	(478,550)	—	—
Consolidated obligations:
Discount notes (1)	(15,799,353)	(15,799,058)	—	(15,799,058)	—	—
Bonds (2)	(18,428,946)	(18,537,581)	—	(18,537,581)	—	—
Mandatorily redeemable capital stock	(1,790,607)	(1,790,607)	(1,790,607)	—	—	—
Accrued interest payable	(72,168)	(72,168)	—	(72,168)	—	—
Derivative liabilities	(55,574)	(55,574)	—	(348,392)	—	292,818
AHP payable	(19,650)	(19,650)	—	(19,650)	—	—
Commitments:
Commitments to extend credit for advances	(394)	(394)	—	(394)	—	—
Commitments to issue consolidated obligations	—	5,358	—	5,358	—	—

	As of December 31, 2012
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$454	$454	$454	$—	$—	$—
Deposit with other FHLBanks	70	70	70	—	—	—
Securities purchased under agreements to resell	5,600,000	5,599,999	—	5,599,999	—	—
Federal funds sold	7,143,200	7,143,348	—	7,143,348	—	—
AFS securities	3,877,964	3,877,964	—	2,584,200	1,293,764	—
HTM securities	8,418,411	8,475,278	—	7,931,056	544,222	—
Advances	9,135,243	9,257,384	—	9,257,384	—	—
Mortgage loans held for portfolio, net	1,059,308	1,077,321	—	1,077,321	—	—
Accrued interest receivable	44,350	44,350	—	44,350	—	—
Derivative assets	105,582	105,582	—	332,709	—	(227,127)
Other assets (rabbi trust)	2,975	2,975	2,975	—	—	—
Financial liabilities:
Deposits	(541,408)	(541,407)	—	(541,407)	—	—
Consolidated obligations:
Discount notes (1)	(21,417,653)	(21,418,320)	—	(21,418,320)	—	—
Bonds (2)	(10,496,762)	(10,830,928)	—	(10,830,928)	—	—
Mandatorily redeemable capital stock	(1,186,204)	(1,186,204)	(1,186,204)	—	—	—
Accrued interest payable	(69,172)	(69,172)	—	(69,172)	—	—
Derivative liabilities	(85,893)	(85,893)	—	(352,298)	—	266,405
AHP payable	(18,330)	(18,330)	—	(18,330)	—	—
Commitments:
Commitments to extend credit for advances	(421)	(421)	—	(421)	—	—
Commitments to issue consolidated obligations	—	249,907	—	249,907	—	—

(1)	Includes $350.0 million and $1.3 billion of consolidated obligation discount notes recorded under the fair value option as of June 30, 2013 and December 31, 2012.

(2)
Includes $750.0 million and $500.0 million of consolidated obligation bonds recorded under the fair value option as of June 30, 2013 and December 31, 2012 and $15.3 billion and $8.0 billion of hedged consolidated obligation bonds recorded at fair value as of June 30, 2013 and December 31, 2012.

Valuation Techniques and Significant Inputs
Outlined below are our valuation methodologies that involve Level 3 measurements or that have been enhanced during the first half year of 2013. See Note 17 in our 2012 Financial Statements in our 2012 10-K for information concerning valuation techniques and significant inputs for our other financial assets and financial liabilities.
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
As of June 30, 2013, four prices were received for a majority of our MBS and the final prices for those securities were computed by averaging the prices received as discussed above. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or in those instances where there were outliers or significant yield variances, our additional analyses), we believe our final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and, given the lack of significant market activity for PLMBS, that the fair value measurements of these securities are classified appropriately as Level 3 within the fair value hierarchy.
As an additional step, we reviewed the final fair value estimates of our PLMBS holdings as of June 30, 2013 for reasonableness using an implied yield test. We calculated an implied yield for each of our PLMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the FHLBanks' OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any material adjustments to the fair value estimates were necessary.
Mortgage Loans Classified as TDRs Due to Bankruptcy
To enhance the valuation of certain of our mortgage loans classified as TDRs due to discharge in bankruptcy, we implemented an automated valuation model (AVM) methodology in second quarter 2013. The AVM methodology is used to value the collateral underlying these TDR mortgage loans. Prior to second quarter 2013, we determined fair value of such TDRs by applying a loss factor ratio to the current property value estimate available from the loan data. The loss factor ratios were derived from market indications of price adjustments for REO sales. For cases where an AVM value is unavailable, we use the prior loss factor ratio approach in valuing bankruptcy TDRs.

Fair Value Measurements
The following tables present, for each hierarchy level, our assets and liabilities that are measured at fair value on a recurring or non-recurring basis on our statements of condition as of June 30, 2013 and December 31, 2012. We measure TDRs, REO, and certain HTM securities at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., when there is an OTTI recognized).

	As of June 30, 2013
Fair Value Measurements	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral (1)
(in thousands)
Recurring fair value measurements:
AFS securities:
PLMBS	$1,296,204	$—	$—	$1,296,204	$—
Other U.S. agency obligations	1,931,898	—	1,931,898	—	—
GSE obligations	1,166,990	—	1,166,990	—	—
Derivative assets (interest-rate related)	101,259	—	327,023	—	(225,764)
Other assets (rabbi trust)	2,946	2,946	—	—	—
Total recurring assets at fair value	$4,499,297	$2,946	$3,425,911	$1,296,204	$(225,764)
Consolidated obligations:
Discount notes	$(349,881)	$—	$(349,881)	$—	$—
Bonds	(749,921)	—	(749,921)	—	—
Derivative liabilities (interest-rate related)	(55,574)	—	(348,392)	—	292,818
Total recurring liabilities at fair value	$(1,155,376)	$—	$(1,448,194)	$—	$292,818
Non-recurring fair value measurements:
Mortgage loans (TDRs)	$1,495	$—	$1,495	$—	$—
REO	782	—	782	—	—
Total non-recurring assets at fair value	$2,277	$—	$2,277	$—	$—

	As of December 31, 2012
Fair Value Measurements	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral (1)
(in thousands)
Recurring fair value measurements:
AFS securities:
PLMBS	$1,293,764	$—	$—	$1,293,764	$—
Other U.S. agency obligations	1,166,918	—	1,166,918	—	—
GSE obligations	1,417,282	—	1,417,282	—	—
Derivative assets (interest-rate related)	105,582	—	332,709	—	(227,127)
Other assets (rabbi trust)	2,975	2,975	—	—	—
Total recurring assets at fair value	$3,986,521	$2,975	$2,916,909	$1,293,764	$(227,127)
Consolidated obligations:
Discount notes	$(1,249,442)	$—	$(1,249,442)	$—	$—
Bonds	(499,986)	—	(499,986)	—	—
Derivative liabilities (interest-rate related)	(85,893)	—	(352,298)	—	266,405
Total recurring liabilities at fair value	$(1,835,321)	$—	$(2,101,726)	$—	$266,405
Non-recurring fair value measurements:
HTM securities	$57,705	$—	$—	$57,705	$—
REO	2,703	—	2,703	—	—
Total non-recurring assets at fair value	$60,408	$—	$2,703	$57,705	$—

(1)	Amounts that are subject to master netting arrangements, other agreements, or operation of law that provides a legal right of offset.

The following table presents a reconciliation of our AFS PLMBS that are measured at fair value on our statements of condition on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2012.

	AFS PLMBS
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Fair Value Measurements Using Significant Unobservable Inputs	2013	2012	2013	2012
(in thousands)
Balance, beginning of period	$1,300,501	$1,312,043	$1,293,764	$1,269,399
Gain on sale of AFS securities	—	—	903	—
OTTI credit loss recognized in earnings	—	(4,269)	(342)	(5,593)
Credit loss accretion and related interest income	4,177	—	8,121	—
Unrealized gains in AOCL	39,469	5,152	133,195	105,851
Sales	—	—	(41,799)	—
Settlements	(47,943)	(63,874)	(97,638)	(120,605)
Balance, end of period	$1,296,204	$1,249,052	$1,296,204	$1,249,052

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
We have elected, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation bonds and discount notes with original maturities of one year or less for operational ease or to assist in mitigating potential statement of income volatility that can arise from economic hedges. For the latter, prior to entering into a short-term consolidated obligation trade, we perform a preliminary evaluation of the effectiveness of the bond or discount note and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond or discount note. The interest-rate risk associated with using fair value only for the derivative is the primary reason that we have elected the fair value option for these instruments.
The following table presents the activity on our consolidated obligation bonds and discount notes on which we elected the fair value option for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013		2012	2013		2012
Financial Instruments on Which Fair Value Option Has Been Elected	Bonds	Discount Notes	Bonds	Bonds	Discount Notes	Bonds
(in thousands)
Balance, beginning of the period	$749,979	$1,349,802	$499,956	$499,986	$1,249,442	$499,973
New transactions elected for fair value option	500,000	250,000	500,000	750,000	350,000	500,000
Maturities and terminations	(500,000)	(1,250,000)	(500,000)	(500,000)	(1,250,000)	(500,000)
Net change in fair value adjustments on financial instruments held under fair value option	(58)	216	(38)	(65)	645	(55)
Unaccreted interest	—	(137)	—	—	(206)	—
Balance, end of the period	$749,921	$349,881	$499,918	$749,921	$349,881	$499,918

For items recorded under the fair value option, only the related contractual interest income or contractual interest expense, is recorded as part of net interest income on the statements of income. The changes in fair value for instruments on which the fair value option has been elected are recorded as “net (loss) gain on financial instruments held under fair value option” in the statements of income. The change in fair value does not include changes in instrument-specific credit risk. We determined that no adjustments to the fair values of our consolidated obligation bonds and discount notes recorded under the fair value option for credit risk were necessary as of June 30, 2013.
The following table presents the difference between the aggregate unpaid balance outstanding and the aggregate fair value for consolidated obligation bonds and discount notes, as applicable, for which the fair value option has been elected as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Under Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation discount notes	$350,000	$349,881	$(119)
Consolidated obligation bonds	750,000	749,921	(79)
Total	$1,100,000	$1,099,802	$(198)

	As of December 31, 2012
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Under Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation discount notes	$1,250,000	$1,249,442	$(558)
Consolidated obligation bonds	500,000	499,986	(14)
Total	$1,750,000	$1,749,428	$(572)

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
The following tables set forth significant outstanding balances as of June 30, 2013 and December 31, 2012, and the income effect for the three and six months ended June 30, 2013 and 2012, on related party transactions.

Balances with Related Parties	As of June 30, 2013	As of December 31, 2012
(in thousands)
Assets:
Securities purchased under agreements to resell	$2,500,000	$1,250,000
Federal funds sold	200,000	476,000
AFS securities	481,807	503,121
HTM securities	167,497	190,486
Advances (par value)	4,016,261	2,781,750
Mortgage loans held for portfolio	707,183	821,652
Liabilities and capital:
Deposits	10,355	7,656
Mandatorily redeemable capital stock	1,400,947	843,089
Class B capital stock	89,807	657,039
Class A capital stock	1,252	1,658
AOCL	(33,062)	(85,088)
Other:
Notional amount of derivatives	7,928,224	5,738,243

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Income and Expense with Related Parties	2013	2012	2013	2012
(in thousands)
Income (loss):
Advances, net *	$(4,234)	$(3,673)	$(9,350)	$(6,794)
Securities purchased under agreements to resell	932	363	1,583	600
Federal funds sold	111	—	290	—
AFS securities	2,522	5,204	5,000	10,828
HTM securities	714	1,023	1,473	2,142
Mortgage loans held for portfolio	9,351	14,268	19,230	26,219
Net OTTI loss, credit portion	—	(2,858)	(158)	(4,182)
Total	$9,396	$14,327	$18,068	$28,813

*	Includes prepayment fee income and the effect of associated derivatives with related parties or their affiliates hedging advances with both related parties and non-related parties.

Transactions with Other FHLBanks
From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. We made no loans to other FHLBanks and borrowed $13.0 million from other FHLBanks with maturities of one day during the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, we made $5.0 million in loans to other FHLBanks with maturities of one day. Interest earned on these short-term loans was not material.
As of June 30, 2013 and December 31, 2012, we had $37,000 and $70,000 on deposit with the FHLBank of Chicago for shared FHLBank System expenses.
We may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability of another FHLBank rather than have new debt issued on our behalf by the Office of Finance. For information on debt transfers to or from other FHLBanks, see Note 9.

Note 13—Commitments and Contingencies
Consolidated obligations, consisting of consolidated obligation bonds and consolidated obligation discount notes, are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. For a discussion of the joint and several liability regulation, see Note 12 in our 2012 Financial Statements included in our 2012 10-K. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2013 and through the filing date of this report, we do not believe that it is probable that we will be asked to do so. The par amounts of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were $704.5 billion and $687.9 billion as of June 30, 2013 and December 31, 2012.
The following table summarizes our commitments outstanding that are not recorded on our statements of condition as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013			As of December 31, 2012
Notional Amount of Unrecorded Commitments	Expire Within One Year	Expire After One Year	Total	Total
(in thousands)
Standby letters of credit outstanding (1)	$438,185	$12,469	$450,654	$516,871
Unsettled consolidated obligation bonds, at par (2)	125,000	—	125,000	250,000
Unsettled consolidated discount notes, at par	2,150,000	—	2,150,000	—
Other commitments (3)	315,000	—	315,000	—
Total	$3,028,185	$12,469	$3,040,654	$766,871

(1)	Excludes unconditional commitments to issue standby letters of credit of $20.0 million and $16.0 million as of June 30, 2013 and December 31, 2012.

(2)	As of June 30, 2013 and December 31, 2012, $45.0 million and $250.0 million of our unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

(3)	Includes commitments to purchase investment securities as of June 30, 2013.

Commitments to Extend Credit
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Seattle Bank and a member. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. As of June 30, 2013, the original terms of our outstanding standby letters of credit, including related commitments, ranged from 50 days to 7 years, including a final expiration of 2017. Unearned fees for standby letter of credit-related transactions are recorded in "other liabilities" and totaled $144,000 and $246,000 as of June 30, 2013 and December 31, 2012. We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members and have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on our analyses and collateral requirements, we do not consider it necessary to record an allowance for credit losses on these commitments.
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
Further discussion of other commitments and contingencies is provided in Notes 5, 8, 9, 10, and 11.

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
Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others:

•
significant and sustained reductions in members' advance demand as a result of loss of members and advances made to those members due to institutional failures, mergers, consolidations, or withdrawals from membership and to our members experiencing decreased funding needs and using alternative sources of wholesale funding;

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

•
regulatory requirements and restrictions resulting from our Stipulation and Consent to the Issuance of a Consent Order (Stipulation and Consent) with the Federal Housing Finance Agency (Finance Agency), dated October 25, 2010, relating to the Consent Order, effective as of the same date, issued by the Finance Agency to the Seattle Bank (collectively, with related understandings with the Finance Agency, the Consent Arrangement); an adverse change made by the Finance Agency in our capital classification; or other actions by the Finance Agency, particularly actions that may result from our failure to satisfy the requirements of the Consent Arrangement to the Finance Agency's satisfaction;

•
our ability to attract new members and our existing members' willingness to purchase new or additional capital stock or to transact business with us, which may be adversely affected by, among other things, concerns about our ability to successfully meet the requirements of the Consent Arrangement, our inability to repurchase or redeem capital stock or pay dividends without Finance Agency approval, concerns about additional OTTI losses on our PLMBS and the negative impact this may have on our future earnings and financial condition, or willingness of our members' regulators to view Federal Home Loan Bank (FHLBank) advances as a reliable source of liquidity;

•
actions taken or inaction by governmental entities, including the U.S. Congress, the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), the Finance Agency, or the Federal Deposit Insurance Corporation (FDIC), including government-sponsored enterprise (GSE) reform affecting the Federal Home Loan Bank System (FHLBank System), centralized derivatives clearing, core mission asset benchmarks, or other legislation or regulation that could affect the capital and credit markets, demand for our advances, or our business in general;

•
negative information about the Seattle Bank, the FHLBank System, housing GSEs, or housing finance in general that could adversely impact demand for our debt, current and potential member perceptions, and our business in general;

•
our failure to identify, manage, mitigate, or remedy risks that could adversely affect our operations, including, among others, our market, liquidity, operational, and regulatory compliance, credit and collateral management, information technology, and internal controls;

•
changes in global, national, and local economic conditions that could impact financial and credit markets, including possible European debt restructurings or defaults, unemployment levels, inflation, or deflation;

•
significant or rapid changes in market conditions, including fluctuations in interest rates, shifts in yield curves, and widening of spreads on mortgage-related assets relative to other financial instruments, and our failure to effectively hedge these assets;

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

Overview
This discussion and analysis reviews our financial condition as of June 30, 2013 and December 31, 2012 and our results of operations for the three and six months ended June 30, 2013 and 2012. It should be read in conjunction with our financial statements and condensed notes for the three and six months ended June 30, 2013 and 2012 included in "Part I. Item 1. Financial Statements" in this report and our annual report on Form 10-K, as amended, for the year ended December 31, 2012 (2012 10-K). Our financial condition as of June 30, 2013 and our results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the financial condition and results of operations that may be expected as of or for the year ending December 31, 2013 or for any other future dates or periods.
The Seattle Bank, one of 12 federally chartered FHLBanks, is a member-owned financial cooperative that serves regulated depositories, insurance companies, and community development financial institutions located within our district. Like other FHLBanks, our mission is to provide liquidity and funding to members and eligible non-shareholder housing associates, so they can meet the housing and other credit needs of their communities. We further fulfill our mission of supporting housing finance and economic development by investing in mortgage-backed securities (MBS) and debt obligations that increase our core mission activity (CMA) assets (which include advances, housing finance agency obligations, acquired member assets, such as mortgage loans, and the principal balance of letters of credit, which are not reflected on our statements of condition) and provide for a profitable and stable cooperative. We also provide, through our members and other entities, direct subsidy grants and low- or no-interest loans to benefit individuals and communities at or below 80% of their area's median income.
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
Financial Condition and Results - Second Quarter 2013 Highlights
2013 Market Conditions
During second quarter 2013, U.S. economic indicators, although mixed, generally indicated an improving U.S. economy. Among other things, favorable trends included improvements in the housing sector and in certain U.S. employment statistics. As in 2012 and early 2013, short-term interest rates remained very low during second quarter 2013, with the Federal Reserve maintaining its position that the current very low federal funds rate will be appropriate for, among other things, at least as long as the U.S. unemployment rate remains above 6.5% and inflation remains below 2.5%.
After remaining relatively stable in the first four months of 2013, long-term interest rates began to experience significant volatility in late May. Guidance released in June by the Federal Reserve increased uncertainty as to the timing of the tapering of the Federal Reserve's current quantitative easing program. Market participants sold a significant amount of bond holdings during May and June, and long-term interest rates increased significantly. Along with other fixed income securities, yields on FHLBank consolidated obligation bonds increased noticeably beginning in May 2013, resulting in a higher cost of funds during this period, especially for longer maturity debt. In July 2013, the Federal Reserve attempted to clarify its position by noting that it would continue to purchase medium- and longer-term MBS and have an accommodative policy regarding the tapering of quantitative easing for the foreseeable future. While long-term interest rates declined as a result of this clarification and are expected to remain at historically low levels until such time as the Federal Reserve begins scaling back its MBS purchases, uncertainty surrounding the timing of the withdrawal of quantitative easing programs has resulted in, and is expected to continue to result in, volatility and a trend of increasing interest rates, especially long-term interest rates.
Financial Condition and Operating Results
As of June 30, 2013, we had total assets of $38.0 billion, total outstanding regulatory capital stock of $2.7 billion, and retained earnings of $254.5 million, compared to total assets of $35.4 billion, total outstanding regulatory capital stock of $2.8 billion, and retained earnings of $228.2 million as of December 31, 2012.
Our outstanding advances increased to $11.4 billion as of June 30, 2013, from $9.1 billion as of December 31, 2012. During second quarter 2013, advance demand was primarily from our larger regional institutions, while in first quarter 2013, advances increased primarily due to advance activity with our then largest member (due to a corporate restructuring, Bank of America Oregon, N.A. withdrew from Seattle Bank membership effective April 1, 2013). In second quarter 2013, a number of our members began to experience an increase in demand for consumer and small business loans, which, in turn, has resulted in increased advances. However, it is unclear how the increases in long-term interest-rates occurring in May and June 2013, and which may continue to occur, will impact advance demand from our members, as such demand is dependent upon many factors, including among others, retail loan demand retail core deposit activity, and our members' needs to manage the associated interest-rate risk on their balance sheets. As of June 30, 2013, our investments increased slightly, to $25.5 billion, from $25.0 billion, as of December 31, 2012.
Net income for the three and six months ended June 30, 2013 was $10.5 million and $26.3 million, compared to $22.9 million and $35.8 million for the same periods in 2012. The decreases in net income were primarily due to the effects of interest-rate changes on the fair values of derivatives and hedged items in hedging relationships, particularly hedges of long-term consolidated obligations, partially offset by higher net interest income and significantly lower credit losses on PLMBS determined to be other-than-temporarily impaired during the three and six months ended June 30, 2013, compared to the same periods in 2012.
Net interest income for the three and six months ended June 30, 2013 increased to $34.2 million and $68.5 million, from $29.7 million and $52.9 million for the same periods in 2012, primarily due to significantly lower interest expense, partially offset by lower interest income on our advances and mortgage loans and, for the three months ended June 30, 2013, our investment portfolio. Lower premium amortization on certain of the bank's available-for-sale (AFS) securities, which were purchased with large premiums and which matured in late 2012, accounted for $6.3 million and $16.4 million of the increase in net interest income for the three and six months ended June 30, 2013, compared to the same periods in 2012.
We recorded no additional credit losses on our PLMBS for the three months ended June 30, 2013, and $342,000 for the six months ended June 30, 2013, compared to $4.3 million and $5.6 million of such credit losses for the same periods in 2012. We recorded a net loss of $601,000 and a net gain of $10,000 on derivatives and hedging activities for the three and six months ended June 30, 2013, compared to gains of $18.2 million and $30.3 million for the same periods in 2012. The decreases in derivatives and hedging activity were primarily due to the effect of interest-rate changes on the fair values of derivatives and hedged items in our hedging relationships, particularly hedges of long-term consolidated obligations and certain AFS securities.
In July 2013, with Finance Agency approval, our Board of Directors (Board) declared a $0.025 per share cash dividend, which was paid on July 30, 2013. The dividend, totaling $683,000, was based on our second quarter financial results and calculated based on average Class A and Class B stock outstanding during the second quarter 2013.

Consent Arrangement
In October 2010, we entered into the Consent Arrangement, which sets forth requirements for capital management, asset composition, and other operational and risk management improvements. The Consent Arrangement provides that, once we reach and maintain certain financial and operational thresholds, we may, with Finance Agency approval, begin repurchasing capital stock at par value. In September 2012, with Finance Agency approval, we implemented a modest quarterly excess capital stock repurchase program and repurchased $24.0 million of excess stock under that program in second quarter 2013. In addition, we repurchased $353,000 of excess capital stock originally purchased after October 27, 2010 to support advance activity stock requirements. Since the implementation of the stock repurchase program, we have repurchased $96.4 million of excess capital stock.
In addition, the Consent Arrangement provides that we may again be in a position to redeem certain capital stock and begin paying dividends once we: (i) achieve and maintain certain financial and operational metrics; (ii) remediate certain concerns regarding our oversight and management, asset quality, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and (iii) return to a safe and sound condition as determined by the Finance Agency. As noted above, we paid a dividend on average second quarter 2013 Class A and Class B stock on July 30, 2013. In its July 2013 waiver of the Consent Arrangement restriction on paying dividends, the Finance Agency noted the positive development in the Seattle Bank's market value of equity to par value of capital stock (MVE to PVCS) ratio and other improvements in financial condition. Separate Finance Agency waivers will be required for future dividend payments.
The Consent Arrangement also requires us to meet and maintain certain minimum financial metrics at each quarter-end. These financial metrics relate to our retained earnings, accumulated other comprehensive loss (AOCL), and the MVE to PVCS ratio. With the exception of the retained earnings requirement under the Consent Arrangement as of June 30, 2011, we have met all minimum financial metrics since December 31, 2010.
The following table presents our retained earnings, AOCL, and MVE to PVCS ratio as of June 30, 2013, December 31, 2012, and September 30, 2010 (the quarter-end prior to entering into the Consent Arrangement).

	As of	As of	As of
	June 30, 2013	December 31, 2012	September 30, 2010
(in thousands, except for percentages)
Retained earnings	$254,493	$228,236	$76,835
AOCL	$(112,052)	$(226,468)	$(770,317)
MVE to PVCS ratio	104.0%	95.1%	67.8%
As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the relatively low demand for advances, we have determined that it is prudent to accept some variation in our advances-to-assets ratio over time, rather than to require quarter-over-quarter improvements, and to identify additional opportunities to increase our CMA assets. In adopting this approach, in late March 2012, we implemented, and have maintained, a dollar cap on our investments and have increased our investments in CMA assets, such as state housing agency bonds. We implemented the dollar cap on investments, an operating target that may change from time to time, to ensure that we continue to maintain our focus on the Consent Arrangement requirements relating to advances as a percentage of assets, while balancing other considerations, such as maintaining strong liquidity levels, improving our income and retained earnings, and minimizing investment credit risk exposure.
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
Seattle Bank Goals
We are committed to fulfilling the goals that support our return to normal operations (defined as being able to repurchase excess stock, redeem stock on its statutory schedule, and pay dividends). These goals include:

•	Fulfilling our mission by addressing the needs of our members.

•	Maintaining our financial viability and improving our risk profile, while gradually transitioning to a business model with increased focus on advances and other CMA assets.

•	Improving our infrastructure to increase operational efficiency and effectiveness.

•	Developing and implementing a plan to attract, retain, and develop a high-performance workforce.

•	Developing and strengthening relationships with banking and housing industry stakeholders and encouraging their advocacy on behalf of the cooperative and the FHLBank System.
We track our progress toward our goals using a number of key metrics, including our retained earnings, AOCL, MVE to PVCS ratio, return on PVCS vs. one-month London Interbank Offered Rate (LIBOR), and our CMA assets-to-total assets ratio. As noted above, we continued to make progress on our key metrics, with our retained earnings, AOCL, and MVE to PVCS ratio improving significantly, primarily due to increases in the fair values of AFS securities determined to be other-than-temporarily impaired and our first half 2013 net income. In addition, for the six months ended June 30, 2013, our annualized return on PVCS was 1.93% compared to average annual one-month LIBOR of 0.20%. The annualized return on PVCS for the six months ended June 30, 2012 was 2.57%, compared to average annual one-month LIBOR of 0.25%. Our CMA assets-to-total assets ratio was 37.0% and 32.2% as of June 30, 2013 and December 31, 2012.
On July 18, 2013, Standard and Poor's Ratings Services (S&P) changed the Seattle Bank's outlook from negative to stable, while maintaining the bank's "AA/A-1+" long- and short-term issuer credit ratings, and on July 23, 2013, Moody's Ratings Services (Moody's) revised its outlook to stable from negative and affirmed its "Aaa/P-1" rating of the Seattle Bank's long- and short term issuer credit ratings.
As evidenced by our continued ability to repurchase excess capital stock, our payment of a third-quarter dividend, and our improved outlooks from the nationally recognized statistical rating agencies (NRSROs, or rating agencies), we have made steady progress in achieving our goals. We expect that we will continue to face a number of ongoing challenges in the second half of 2013, including those associated with further increasing our advance volumes in a rising interest-rate environment, the possibility of deterioration in our PLMBS portfolio, and the need to address certain regulatory requirements resulting from, among other things, the Consent Arrangement. As we address these challenges, we will continue to maintain our focus on our mission and business goals, execute on new opportunities to strengthen our balance sheet, and minimize our financial and other risks.
Recent Legislative and Regulatory Developments
The legislative and regulatory environments in which the FHLBanks operate continue to undergo rapid change, driven primarily by new regulations implementing reforms specified in the Housing and Economic Recovery Act of 2008 (Housing Act) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010. We expect the Housing Act and the Dodd-Frank Act, as well as future changes in housing finance and GSE reform, to result in further changes to this environment. Our business operations, funding costs, rights and obligations, and the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the three months ended June 30, 2013 are summarized below.
Finance Agency Developments
Interim Final Rule Regarding Executive Compensation
On May 14, 2013, the Finance Agency published an interim final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks and the Office of Finance. The interim final rule addresses the authority of the Finance Agency Director to approve, disapprove, modify, prohibit, or withhold compensation of executive officers of the FHLBanks and the Office of Finance. The interim final rule also addresses the Finance Agency Director's authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The interim final rule prohibits an FHLBank or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. Failure by an FHLBank or the Office of Finance to comply with the rule may result in supervisory action by the Finance Agency. The interim final rule became effective on June 13, 2013. Comments were due by July 15, 2013.
Proposed Rule Regarding Golden Parachute and Indemnification Payments
On May 14, 2013, the Finance Agency re-proposed a rule setting forth the standards that the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the Office of Finance to an entity-affiliated party, if adopted as proposed. The primary impact of this proposed rule would be to better conform existing Finance Agency regulations on golden parachutes with FDIC golden parachute regulations and to refine limitations on golden parachute payments to further limit any such payments made to an entity-affiliated party by an FHLBank or the Office of Finance that is assigned a less-than-satisfactory composite Finance Agency examination rating. Comments on the proposed rule were due by July 15, 2013.
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
Other Significant Developments
Housing Finance and Housing GSE Reform
We expect the U.S. Congress to continue to consider reforms for U.S. housing finance and the regulated entities, including actions regarding the resolution of the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (together, the enterprises). Several proposals have been offered that would wind down the enterprises and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (the Housing Finance Reform Act) was introduced in the Senate, with bipartisan support. On July 23, 2013, the House Financial Services Committee approved the Protecting American Taxpayers and Homeowners Act of 2013 (the PATH Act) and the bill was introduced to the U.S. House of Representatives on July 24, 2013. Both proposals would have direct implications for the FHLBanks if enacted.
While both proposals leverage the efforts over the past year to lay the groundwork for a new U.S. housing finance structure by creating a single securitization platform and establishing national standards for mortgage securitization, they differ on the role of the Federal government in the revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (the FMIC) as an independent agency in the Federal government, replacing the Finance Agency as the primary Federal regulator of the FHLBanks. The FMIC would facilitate the securitization of eligible mortgages by insuring covered securities against catastrophic risk. The FHLBanks, or a subsidiary, would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBanks or subsidiary would not be issued as a consolidated debt instrument and would not be treated as a joint and several obligation of any FHLBank that has not elected to participate in such issuance.By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except Federal Housing Association (FHA), Veteran's Administration, and similar loans designed to serve first-time homebuyers and low-and-moderate income borrowers. The FHLBanks would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility.
The PATH Act would also revamp the statutory rules governing the board composition of FHLBanks. Among other things, the number of directors would be capped at 15, which could be an important constraint in the context of two merging FHLBanks. Special rules would govern mergers of FHLBanks, capping the number of member directors allocated to a state at two until each state has at least one member director. Additionally, the Finance Agency would be given the authority, consistent with the authority of other banking regulators, to regulate and examine vendors of an FHLBank or an enterprise. Also, the PATH Act would remove the requirement that the Finance Agency adopt regulations establishing standards of community investment or service for FHLBanks' members.
Any fundamental changes to the U.S. housing finance system could have consequences for the FHLBanks and our ability to provide readily accessible liquidity to our members. However, it is impossible to determine at this time whether or when legislation would be enacted for housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.
Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies
The Financial Stability Oversight Council (Oversight Council) issued a final rule and interpretive guidance effective May 11, 2012, on the standards and procedures the Oversight Council will employ in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and to make such a company subject to certain enhanced prudential standards and additional requirements. The guidance issued with this final rule provides that the Oversight Council expects to use the following process in making its determinations:

•
A first stage identifying nonbank financial companies with $50 billion or more of total consolidated assets (as of June 30, 2013, we had $38.0 billion in total assets) and that exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding (as of June 30, 2013, we had $34.2 billion in total outstanding consolidated obligations, our principal form of debt);

•
A second stage involving a robust analysis by the Oversight Council of the potential threat that the nonbank financial companies identified in the first stage could pose to U.S. financial stability, based on additional quantitative and industry and company-specific qualitative factors; and

•
A third stage during which the Oversight Council will consider qualitative factors about the nonbank financial companies identified in the second stage as meriting further review, including using information collected directly from such company.

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

Under the final rule, each of the FHLBanks would likely be a nonbank financial company.
The final rule also defines the terms "significant nonbank financial company" to mean (1) any nonbank financial company supervised by the Federal Reserve; and (2) any other nonbank financial company that had $50 billion or more in total consolidated assets as of the end of its most recently completed fiscal year; and "significant bank holding company" as ''any bank holding company or company that is, or is treated in the United States as, a bank holding company, that had $50 billion or more in total consolidated assets as of the end of the most recently completed calendar year.''
If an FHLBank is designated by the Oversight Council for supervision by the Federal Reserve (and therefore becomes a significant nonbank financial company), the designated FHLBank would be subject to increased supervision and oversight as described above.
Commodity Futures Trading Commission (CFTC) Final Rule on Swap Execution Facilities
On May 16, 2013, the CFTC approved final rules that establish a regulatory framework for “swap execution facilities” (SEFs). SEFs are trading platforms in which more than one market participant has the ability to execute swaps with more than one other market participant (i.e., a “many-to-many” trading platform) that are not designated contract markets.The final rule was published on June 4, 2013 and became effective on August 5, 2013. The Seattle Bank will be required to execute certain derivatives in compliance with SEF rules.

Oversight Council Recommendations Regarding Money Market Mutual Fund (MMF) Reform
The Oversight Council has issued certain proposed recommendations for structural reforms of MMFs, stating that such reforms are intended to address the structural vulnerabilities of MMFs. In addition, on June 19, 2013, the Securities and Exchange Commission (SEC) proposed two alternatives for amending rules that govern MMFs under the Investment Company Act of 1940, as amended. The first alternative proposal would require non-government institutional MMFs to sell and redeem shares based on the current market-based value of the securities in their underlying portfolios. The second alternative proposal would require non-government institutional MMFs to generally impose a liquidity fee if a fund's liquidity levels were to fall below a specified threshold and would permit the funds to temporarily suspend redemptions.
Consumer Financial Protection Bureau (CFPB) Final Rule on Qualified Mortgages (QMs)
In January 2013, the CFPB issued a final rule, effective January 14, 2014, establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay certain types of loans, including mortgages and other loans secured by a dwelling. The final rule provides for a rebuttable "safe harbor" from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage, provided that the mortgage meets the requirements to be considered a QM. QMs are home loans that are either eligible for purchase by Fannie Mae and Freddie Mac or otherwise satisfy certain underwriting standards. On May 6, 2013, the Finance Agency announced that Fannie Mae and Freddie Mac will no longer purchase a loan that is not a QM under those underwriting standards starting January 10, 2014. The underwriting standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly mortgage payment and monthly payment for other loan obligations, and the borrower's total debt-to-income ratio. Further, the QM underwriting standards generally prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date as it issued these standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first-lien balloon mortgage loans that they offer as QM mortgages. The QM liability safe harbor could provide incentives to lenders, including the FHLBanks' members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This approach could reduce the overall level of members' mortgage loan lending and, in turn, reduce demand for FHLBank advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected. Comments were due February 25, 2013.
Basel Committee on Banking Supervision (Basel Committee) - Capital Framework
On July 2, 2013, the Federal Reserve and the Office of the Comptroller of the Currency adopted a final rule and the FDIC adopted an interim final rule establishing new minimum capital standards for financial institutions to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The new capital framework includes, among other things:

•	a new minimum ratio of common-equity tier-1 minimum capital to risk-weighted assets, a higher minimum ratio of tier-1 capital to risk-weighted assets, and a common tier-1 capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a minimum supplementary leverage ratio for financial institutions subject to the "advanced approaches" risk-based capital rules.
The new framework could require some FHLBank members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for consolidated obligations to the extent that impacted institutions divest or limit their investments in consolidated obligations. Conversely, the new requirements could incent FHLBank members to use term advances to create and maintain minimum balance sheet liquidity. Most FHLBank members must begin compliance with the final rule by January 1, 2015, although some larger members must begin to comply by January 1, 2014.

Selected Financial Data

The following selected financial data for the Seattle Bank should be read in conjunction with “Part I. Item 1. Financial Statements,” included in this report, as well as the bank's 2012 10-K, including the financial statements and related notes for the years ended December 31, 2012, 2011, and 2010 (2012 Financial Statements).

Selected Financial Data	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
(in millions, except percentages)
Statements of Condition (at period end)
Total assets	$38,018	$36,564	$35,420	$35,641	$36,370
Investments (1)	25,488	25,442	25,039	25,322	25,441
Advances	11,447	9,966	9,135	8,963	9,562
Mortgage loans held for portfolio, net (2)	915	985	1,060	1,131	1,203
Deposits and other borrowings	479	470	541	461	419
Consolidated obligations:
Discount notes	15,799	17,877	21,417	20,390	16,418
Bonds	18,429	15,152	10,497	11,898	16,631
Total consolidated obligations	34,228	33,029	31,914	32,288	33,049
Mandatorily redeemable capital stock	1,791	1,225	1,187	1,202	1,124
Affordable Housing Program (AHP) payable	20	19	19	17	16
Capital stock:
Class A capital stock - putable	51	55	109	114	119
Class B capital stock - putable	872	1,454	1,463	1,465	1,562
Total capital stock	923	1,509	1,572	1,579	1,681
Retained earnings:
Unrestricted	210	202	189	172	161
Restricted	44	42	39	35	32
Total retained earnings	254	244	228	207	193
AOCL	(112)	(124)	(227)	(324)	(510)
Total capital	1,065	1,629	1,573	1,462	1,364

Statements of Income (for the quarter ended)
Interest income	$70	$71	$79	$75	$81
Net interest income after provision (benefit) for credit losses	34	34	39	34	30
Other (loss) income	(2)	2	1	—	13
Other expense	21	18	17	18	17
Income before assessments	11	18	23	16	26
Assessments	1	2	2	2	3
Net income	10	16	21	14	23
Financial Statistics (for the quarter ended)
Return on average equity	3.83%	3.90%	5.57%	3.75%	6.68%
Return on average assets	0.11%	0.18%	0.23%	0.15%	0.25%
Average equity to average assets	2.96%	4.55%	4.20%	4.02%	3.77%
Regulatory capital ratio (3)	7.81%	8.14%	8.43%	8.38%	8.24%
Net interest margin (4)	0.37%	0.39%	0.43%	0.34%	0.33%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, AFS and held-to-maturity (HTM) securities, and loans to other FHLBanks.
(2)
Mortgage loans held for portfolio, net includes allowance for credit losses of $2.2 million as of June 30, 2013 and March 31, 2013, and $2.3 million, $3.1 million, and $5.7 million as of December 31, 2012, September 30, 2012, and June 30, 2012.

(3)
Regulatory capital ratio is defined as period-end regulatory capital (i.e., permanent capital, Class A capital stock, and general allowance for losses) expressed as a percentage of period-end total assets.

(4)	Net interest margin is defined as net interest income for the period, expressed as a percentage of average earning assets for the period.

Financial Condition as of June 30, 2013 and December 31, 2012
Our assets principally consist of advances, investments, and mortgage loans. Our advance balance and our advances as a percentage of total assets as of June 30, 2013 increased to $11.4 billion, from $9.1 billion, as of December 31, 2012, and to 30.1% from 25.8%. As of June 30, 2013, our investments increased slightly to $25.5 billion, from $25.0 billion as of December 31, 2012. The balance of our mortgage loans outstanding continued to decline due to receipt of principal payments.
The following table summarizes our major categories of assets as a percentage of total assets as of June 30, 2013 and December 31, 2012.

	As of	As of
Major Categories of Assets as a Percentage of Total Assets	June 30, 2013	December 31, 2012
(in percentages)
Advances *	30.1	25.8
Investments:
Short-term	32.1	36.7
CMA investments *	3.3	2.0
Other medium-/long-term	31.6	32.0
Subtotal	67.0	70.7
Mortgage loans *	2.4	3.0
Other assets	0.5	0.5
Total	100.0	100.0

*
Core mission activity (CMA). CMA also includes the principal balance of letters of credit, which are not reflected on our statements of condition), which represented 1.2% and 1.4% of total assets as of June 30, 2013 and December 31, 2012. CMA investments include housing finance agency obligations. Our ratio of CMA assets to total assets as of June 30, 2013 and December 31, 2012 was 37.0% and 32.2%.

We obtain funding to support our business primarily through the issuance, by the Office of Finance as our agent, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.
The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of June 30, 2013 and December 31, 2012.

Major Categories of Liabilities and Capital	As of	As of
as a Percentage of Total Liabilities and Capital	June 30, 2013	December 31, 2012
(in percentages)
Consolidated obligations	90.0	90.1
Deposits	1.3	1.6
Mandatorily redeemable capital stock	4.7	3.3
Other liabilities	1.2	0.6
Total capital	2.8	4.4
Total	100.0	100.0
We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances
Advance demand increased in first half 2013, by 25.3%, to $11.4 billion as of June 30, 2013, from $9.1 billion, as of December 31, 2012. Second quarter 2013 advance growth was primarily from our larger regional institutions as they began to experience increased retail loan demand. First quarter 2013 advance growth was primarily attributable to our then-largest member, Bank of America, Oregon, N.A. It is unclear how the increases in long-term interest-rates occurring in May and June 2013, and which may continue to occur, will impact advance demand from our members, as such demand is dependent upon many factors, including among others, retail loan demand, retail core deposit activity, and our members' needs in managing the associated interest-rate risk on their balance sheets.

The following table summarizes the par value of our advances outstanding by member type as of June 30, 2013 and December 31, 2012.

	As of	As of
Par Value of Advances by Member Type	June 30, 2013	December 31, 2012
(in thousands)
Commercial banks	$3,930,915	$5,525,451
Thrifts	2,903,052	2,693,411
Credit unions	398,026	405,012
Total member advances	7,231,993	8,623,874
Housing associates	1,413	1,987
Nonmember borrowers	4,078,352	255,278
Total par value of advances	$11,311,758	$8,881,139

A large percentage of our advances is held by a limited number of borrowers. Changes in this group's borrowing decisions and ability to continue borrowing have affected and can still significantly affect the amount of our advances outstanding. We expect that our advances will be concentrated with our largest borrowers for the foreseeable future.
In March 2013, we received notice from Bank of America Oregon, N.A., our then-largest borrower, of its plans to merge into its parent, Bank of America, N.A. (BANA), and on April 1, 2013, the merger was completed. On that date, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's business activity will eventually decline to zero as the outstanding advances mature. As currently structured, approximately 20% of the entity's $3.8 billion in outstanding advances will mature in 2013 and substantially all of its remaining advances will mature in 2015 and 2016.
The following table provides the par value of advances and percent of total par value of outstanding advances of our top five borrowers (at the holding company level) as of June 30, 2013 and December 31, 2012. Due to the number of member institutions that are part of larger holding companies, we believe this aggregation provides greater visibility into borrowing activity at the Seattle Bank than would a listing of advances by individual member institutions.

	As of June 30, 2013		As of December 31, 2012
Top Five Borrowers by Holding Company Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America Corporation *	$3,831,019	33.9	$2,590,631	29.1
Washington Federal, Inc.	1,930,000	17.0	1,880,000	21.2
Glacier Bancorp, Inc.	1,212,153	10.7	992,013	11.2
Sterling Financial Corporation	1,196,589	10.6	604,027	6.8
HomeStreet, Inc.	409,490	3.6	259,090	2.9
Total	$8,579,251	75.8	$6,325,761	71.2

*	Nonmember borrower as of April 1, 2013.
As of June 30, 2013 and December 31, 2012, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers as listed above was approximately 31 and 29 months.
Fixed interest-rate and structured advances (i.e., advances that include optionality) as a percentage of total par value of advances decreased to 65.3% as of June 30, 2013, compared to 98.8% as of December 31, 2012. The percentage of our outstanding advances maturing in one year or less decreased to 31.4%, or $3.6 billion, as of June 30, 2013, from 50.1%, or $4.5 billion, as of December 31, 2012, while advances with one-to-three year terms-to-maturity increased. The changes in our advance portfolio's interest-rate payment terms and term-to-maturity are primarily due to the Bank of America, Oregon N.A.'s borrowing of medium-term variable interest-rate advances in first quarter 2013.

The following table summarizes our advance portfolio by product type as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013		As of December 31, 2012
Advances Outstanding by Product Type	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable interest-rate advances:
Cash management	$170,923	1.5	$76,265	0.9
Adjustable interest-rate	3,750,000	33.2	22,500	0.2
Fixed interest-rate advances:
Non-amortizing	5,485,906	48.5	6,248,296	70.4
Amortizing	337,413	3.0	337,262	3.8
Structured advances:
Putable:
Non-knockout	810,516	7.2	1,365,516	15.4
Knockout	300,000	2.6	310,000	3.5
Capped floater	10,000	0.1	10,000	0.1
Floating-to-fixed convertible *	60,000	0.5	75,000	0.8
Symmetrical prepayment	387,000	3.4	436,300	4.9
Total par value	$11,311,758	100.0	$8,881,139	100.0

*	These advances have passed their conversion date and have converted to fixed interest rates.

The following table summarizes our advance portfolio by interest payment terms to maturity as of June 30, 2013.

	As of June 30, 2013
Interest Payment Terms to Maturity	Fixed	Variable	Total
(in thousands)
Due in one year or less	$2,632,755	$920,923	$3,553,678
Due after one year	4,748,080	3,010,000	7,758,080
Total par value	$7,380,835	$3,930,923	$11,311,758

The total weighted-average interest rate on our advance portfolio decreased to 1.37% as of June 30, 2013, from 1.78% as of December 31, 2012. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing).
Member Demand for Advances
Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, regulation, and our members' liquidity and wholesale funding needs. Our members regularly evaluate their other funding options relative to our advance products and pricing. During the six months ended June 30, 2013, many of our members experienced increased retail loan demand. However, it is unclear how the increases in long-term interest-rates occurring in May and June 2013, and which may continue to occur, will impact advance demand from our members, as such demand is dependent upon many factors, including among others, retail loan demand, retail core deposit activity, and our members' needs to manage the associated interest-rate risk on their balance sheets. In addition, we expect total demand for advances will decline as a result of the withdrawal on April 1, 2013, of our then-largest borrower, Bank of America Oregon, N.A, and its subsequent inability to enter into new advances with the Seattle Bank.
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
Our members' use of posted-rate window pricing increased during first half 2013 compared to the same period in 2012, with aggregate offsetting decreases in differential and auction pricing, due primarily to more favorable pricing execution on the window posted-rate pricing option and to Bank of America Oregon, N.A.'s inability to take out differentially priced (or any new) advances after April 1, 2013. The use of differential pricing means that interest rates on our advances may be lower for some members requesting advances within specified criteria than for others, so that we can compete with lower interest rates available to those members that have alternative wholesale or other funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all of our members.
The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances, for the six months ended June 30, 2013 and 2012.

	For the Six Months Ended June 30,
Advance Pricing	2013	2012
(in percentages)
Differential pricing	61.4	84.8
Posted-rate pricing:
Window	31.4	1.8
Auction	7.2	13.4
Total	100.0	100.0

The demand for advances also may be affected by the manner in which members support their advances with capital stock, their ability to have capital stock repurchased or redeemed by us, and the dividends we may pay on our capital stock. In September 2012, we implemented a modest excess capital stock repurchase program with Finance Agency approval. Since then, we have repurchased a total of $96.4 million of excess capital stock, including $24.0 million in second quarter 2013. In addition, during second quarter 2013, we repurchased $353,000 of excess Class B stock which met the following criteria: (1) originally purchased for activity purposes; and (2) purchased on or after October 27, 2010. Our ability to repurchase excess capital stock before the end of the stated five-year redemption period could increase the likelihood that members will purchase incremental capital stock to support new advances.
In July 2013, with Finance Agency approval, our Board declared a $0.025 per share cash dividend,which was paid on July 30, 2013. The dividend, totaling $683,000, was based on our second quarter financial results and calculated based on average Class A and Class B stock outstanding during the second quarter 2013.
In addition, members continued to utilize the excess stock pool to support their new advances. As of June 30, 2013, $139.9 million of outstanding advances were obtained by members using our excess stock pool. See Note 10 in our 2012 Financial Statements in our 2012 Form 10-K for additional information on the excess stock pool.
Credit Risk
Our credit risk from advances is concentrated in commercial banks and savings institutions. We assign each member institution an internal risk rating based on a number of factors, including levels of non-performing assets, profitability, and capital. Should the financial condition of a borrower decline or become otherwise impaired, we may limit the term to maturity and type of advances available to the borrower or require the borrower to physically deliver collateral or provide additional collateral to us. As of June 30, 2013 and December 31, 2012, 23% and 24% of our borrowers were on the physical possession collateral arrangement, representing 7% and 9% of the par value of our outstanding advances. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. We have never incurred a credit loss on an advance.
Our members' borrowing capacity with the Seattle Bank depends on the collateral they pledge and is calculated as a percentage of the collateral's value. We periodically evaluate this percentage in the context of the value of the collateral in current market conditions. As of June 30, 2013 and December 31, 2012, we had unencumbered rights to collateral (i.e., loans and securities), on a borrower-by-borrower basis, with an estimated value in excess of all outstanding extensions of credit.

For additional information on advances, see Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.

Investments
We maintain portfolios of short- and medium/long-term investments to help manage liquidity, to maintain leverage and capital ratios, and to generate returns on our capital. Short-term investments generally include overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, and commercial paper. Medium/long-term investments generally include debentures and MBS issued by other GSEs, such as Fannie Mae or Freddie Mac, PLMBS (which we no longer acquire), securities issued or guaranteed by other U.S. government agencies, including the Export-Import Bank of the U.S. (Ex-Im Bank), securities issued by state or local housing authorities, and, historically, Temporary Liquidity Guarantee Program (TLGP) securities. Our investment securities are classified either as AFS or HTM.
The tables below present the carrying values and yields of our AFS and HTM securities by major security type and contractual maturity, as well as our other short-term investments, as of June 30, 2013 and December 31, 2012. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of June 30, 2013					As of December 31, 2012
Investments by Security Type and Maturity Date	One Year or Less	After One Year Through Five Years	After Five Years Through 10 Years	After 10 Years	Total Carrying Value	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
Other U.S. agency obligations (1)	$—	$22,007	$29,124	$1,880,767	$1,931,898	$1,166,918
GSE (2)	199,061	173,889	381,690	412,350	1,166,990	1,417,282
Total non-MBS	199,061	195,896	410,814	2,293,117	3,098,888	2,584,200
MBS:
PLMBS	—	—	—	1,296,204	1,296,204	1,293,764
Total AFS securities	$199,061	$195,896	$410,814	$3,589,321	$4,395,092	$3,877,964
Yield on AFS securities	0.83%	0.52%	2.67%	1.47%	1.51%	1.05%
HTM securities:
Non-MBS:
Certificates of deposit	$268,000	$—	$—	$—	$268,000	269,000
Other U.S. agency obligations (1)	—	1,939	6,053	12,881	20,873	22,599
GSE (2)	—	—	—	—	—	299,954
State and local housing agency obligations	11,460	143,375	295,255	822,460	1,272,550	708,776
Total non-MBS	279,460	145,314	301,308	835,341	1,561,423	1,300,329
MBS:
Residential:
Other U.S agency obligations (3)	—	9	—	127,168	127,177	141,034
GSE (2)	—	1,179	405,535	5,090,346	5,497,060	6,213,529
PLMBS	—	17,552	39,564	422,250	479,366	577,354
Commercial/multi-family:
GSE (2)	—	—	1,009,404	223,123	1,232,527	186,165
Total MBS	—	18,740	1,454,503	5,862,887	7,336,130	7,118,082
Total HTM securities	$279,460	$164,054	$1,755,811	$6,698,228	$8,897,553	$8,418,411
Yield on HTM securities	0.17%	1.14%	0.59%	1.09%	0.96%	1.31%
Securities purchased under agreements to resell	$6,000,000	$—	$—	$—	$6,000,000	$5,600,000
Federal funds sold	6,194,800	—	—	—	6,194,800	7,143,200
Total investments	$12,673,321	$359,950	$2,166,625	$10,287,549	$25,487,445	$25,039,575

(1)
Consists of obligations issued or guaranteed by one or more of the following: Small Business Administration (SBA), U.S. Agency for International Development (U.S. AID), Private Export Funding Corporation, and Ex-Im Bank.

(2)	Consists of obligations issued by Federal Farm Credit Bank (FFCB), Freddie Mac, Fannie Mae, and Tennessee Valley Authority (TVA).

(3)	Consists of securities issued by Government National Mortgage Association (Ginnie Mae).

As of June 30, 2013, our investments increased slightly to $25.5 billion, from $25.0 billion as of December 31, 2012. During first half 2013, we continued to increase our investments in state housing finance agency obligations, which increased our holdings of CMA assets. As of June 30, 2013, our medium- and longer-term investments comprised 31.6% of total assets, essentially unchanged from 32.0% as of December 31, 2012.
GSE Debt Obligations
The following table summarizes the carrying value of our investments in GSE debt obligations as of June 30, 2013 and December 31, 2012.

	As of	As of
Carrying Value of Investments in GSE Debt Securities	June 30, 2013	December 31, 2012
(in thousands)
Freddie Mac	$391,521	$418,506
Fannie Mae	202,319	313,006
FFCB	201,755	557,914
TVA	371,395	427,810
Total	$1,166,990	$1,717,236

MBS Investments
Our MBS investments represented 294.8% and 290.1% of our regulatory capital as of June 30, 2013 and December 31, 2012. Finance Agency regulation limits our investments in MBS (including PLMBS) and mortgage-related asset-backed securities (such as those backed by home equity loans or SBA loans) by requiring that the total book value of such securities owned by us on the day we purchase the securities does not exceed 300% of our previous month-end regulatory capital. As of June 30, 2013 and December 31, 2012, our MBS investments included $2.4 billion and $2.9 billion in Freddie Mac MBS and $4.3 billion and $3.5 billion in Fannie Mae MBS. See “—Credit Risk” below for credit ratings relating to our MBS investments as of June 30, 2013 and December 31, 2012.
During the six months ended June 30, 2013, we sold one AFS PLMBS security that had been determined to be other-than-temporarily impaired in previous periods. The proceeds of this sale totaled $41.8 million and resulted in a gain of $903,000. We have both the ability and intent to hold our remaining other-than-temporarily impaired securities until their fair values exceed their amortized cost bases. During the six months ended June 30, 2012, we sold one AFS security. The proceeds of the sale was $55.9 million and resulted in a loss of $51,000.
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
We are prohibited by regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposure to domestic counterparties and U.S. subsidiaries of foreign commercial banks includes the risk that these counterparties have extended credit to non-U.S. counterparties and foreign sovereign governments. Our unsecured credit exposure to U.S. branches and agency offices of foreign commercial banks includes the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. We did not own any financial instruments issued by foreign sovereign governments, including those that are members of the European Union, as of June 30, 2013.

The following table presents our unsecured credit exposure on securities purchased from private counterparties as of June 30, 2013 and December 31, 2012. This table excludes those investments with implicit or explicit government guarantees and includes associated accrued interest receivable.

	As of	As of
Unsecured Credit Exposure Including Accrued Interest Receivable	June 30, 2013	December 31, 2012
(in thousands)
Federal funds sold	$6,195,368	$7,144,092
Certificates of deposit	268,069	269,052
Total	$6,463,437	$7,413,144
The following table presents our unsecured investments by contractual terms to maturity and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's parent as of June 30, 2013. We had no unsecured investments greater than 90 days as of June 30, 2013.

	Carrying Value as of June 30, 2013
Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty	Overnight	Two Days through 30 Days	31 Days through 90 Days	Total
(in thousands)
Domestic	$385,000	$200,000	$—	$585,000
U.S. subsidiaries of foreign commercial banks	264,800	268,000	—	532,800
Total	649,800	468,000	—	1,117,800
U.S. branches and agency offices of foreign commercial banks:
Canada	535,000	417,000	269,000	1,221,000
Netherlands	832,000	—	—	832,000
Sweden	300,000	—	665,000	965,000
Australia	—	542,000	418,000	960,000
Norway	266,000	—	269,000	535,000
Finland	832,000	—	—	832,000
Total	2,765,000	959,000	1,621,000	5,345,000
Total	$3,414,800	$1,427,000	$1,621,000	$6,462,800

The following table presents our unsecured investments by the counterparty credit ratings and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's parent as of June 30, 2013.

	Carrying Value as of June 30, 2013
Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty	AA	A	Total
(in thousands)
Domestic	$—	$585,000	$585,000
U.S. subsidiaries of foreign commercial banks	—	532,800	532,800
Total	—	1,117,800	1,117,800
U.S. branches and agency offices of foreign commercial banks:
Canada	417,000	804,000	1,221,000
Netherlands	832,000	—	832,000
Sweden	719,000	246,000	965,000
Australia	960,000	—	960,000
Norway	—	535,000	535,000
Finland	832,000	—	832,000
Total	3,760,000	1,585,000	5,345,000
Total	$3,760,000	$2,702,800	$6,462,800

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
The following tables summarize the carrying value of our investments and their credit ratings as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$3,000,000	$3,000,000	$—	$—	$6,000,000
Federal funds sold	—	3,760,000	2,434,800	—	—	—	6,194,800
Investment securities:
Certificates of deposit	—	—	268,000	—	—	—	268,000
U.S. agency and GSE obligations	—	3,119,761	—	—	—	—	3,119,761
State or local housing obligations	1,052,213	220,337	—	—	—	—	1,272,550
Total non-MBS	1,052,213	7,100,098	5,702,800	3,000,000	—	—	16,855,111
MBS:
Residential:
Other U.S. agency	—	127,177	—	—	—	—	127,177
GSE	—	5,497,060	—	—	—	—	5,497,060
PLMBS	—	94,385	23,310	102,428	1,553,289	2,158	1,775,570
Commercial:
GSE	—	1,232,527	—	—	—	—	1,232,527
Total MBS	—	6,951,149	23,310	102,428	1,553,289	2,158	8,632,334
Total	$1,052,213	$14,051,247	$5,726,110	$3,102,428	$1,553,289	$2,158	$25,487,445

	As of December 31, 2012
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$2,600,000	$3,000,000	$—	$—	$5,600,000
Federal funds sold	—	4,656,000	2,487,200	—	—	—	7,143,200
Investment securities:
Certificates of deposit	—	—	269,000	—	—	—	269,000
U.S. agency and GSE obligations	—	2,906,753	—	—	—	—	2,906,753
State or local housing obligations	499,971	208,805	—	—	—	—	708,776
Total non-MBS	499,971	7,771,558	5,356,200	3,000,000	—	—	16,627,729
MBS:
Residential:
Other U.S. agency	—	141,034	—	—	—	—	141,034
GSE	—	6,213,529	—	—	—	—	6,213,529
PLMBS	410	58,320	39,763	195,464	1,574,853	2,308	1,871,118
Commercial:
GSE	—	186,165	—	—	—	—	186,165
Total MBS	410	6,599,048	39,763	195,464	1,574,853	2,308	8,411,846
Total	$500,381	$14,370,606	$5,395,963	$3,195,464	$1,574,853	$2,308	$25,039,575

The following table summarizes, among other things, the unpaid principal balance, amortized cost basis, gross unrealized loss, fair value, and OTTI losses, if applicable, of our PLMBS by collateral type, credit rating, and year of issuance, as of June 30, 2013. In the table below, the original weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization in place at the time of purchase to absorb losses before our investments incur a loss. The weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization currently in place to absorb losses before our investments incur a loss. The weighted-average collateral delinquency is the weighted average of the unpaid principal balance of the individual securities in the category that are 60 days or more past due.

	As of and for the Six Months Ended June 30, 2013
	Prime	Alt-A
PLMBS by Year of Securitization	2004 and prior	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AA	$14,430	$80,086	$75,528	$—	$—	$—	$4,558
A	17,734	5,821	—	—	—	—	5,821
BBB	36,795	65,974	—	—	—	2,585	63,389
Below investment grade:
BB	—	24,291	—	—	—	6,257	18,034
B	—	86,322	13,580	—	15,971	41,851	14,920
CCC	—	1,064,786	126,240	504,104	327,547	106,895	—
CC	—	684,209	152,035	382,736	149,438	—	—
C	—	109,330	—	109,330	—	—	—
D	—	81,252	—	64,898	—	16,354	—
Unrated	81	2,072	—	—	—	—	2,072
Total unpaid principal balance	$69,040	$2,204,143	$367,383	$1,061,068	$492,956	$173,942	$108,794
Amortized cost basis	$68,804	$1,813,626	$357,023	$819,812	$369,026	$159,207	$108,558
Gross unrealized losses	$(1,891)	$(133,860)	$(33,361)	$(59,033)	$(19,791)	$(17,785)	$(3,890)
Fair value	$67,373	$1,693,623	$327,415	$764,660	$350,948	$145,344	$105,256
OTTI:
Credit-related OTTI losses	$—	$(342)	$—	$(184)	$(158)	$—	$—
Non-credit-related OTTI losses	—	342	—	184	158	—	—
Total OTTI losses	$—	$—	$—	$—	$—	$—	$—
Weighted-average percentage of fair value to unpaid principal balance	97.6%	76.8%	89.1%	72.1%	71.2%	83.6%	96.7%
Original weighted-average credit enhancement	2.9%	37.4%	35.1%	38.9%	45.8%	29.7%	5.0%
Weighted-average credit enhancement	14.4%	21.8%	29.0%	20.2%	21.1%	25.2%	11.1%
Weighted-average collateral delinquency	4.8%	36.3%	21.6%	40.8%	47.0%	27.4%	8.6%
The following table provides information on our PLMBS in unrealized loss positions as of June 30, 2013.

	As of June 30, 2013
PLMBS	Unpaid Principal Balance	Amortized Cost Basis	Gross Unrealized Losses	Weighted-Average Collateral Delinquency
(in thousands, except percentages)
Prime:
First lien	$38,555	$38,441	$(1,891)	6.0
Alt-A:
Option ARMs	1,290,648	1,074,566	(103,448)	40.6
Alt-A and other	503,801	462,259	(30,412)	22.5
Total PLMBS backed by Alt-A loans	1,794,449	1,536,825	(133,860)	35.5
Total	$1,833,004	$1,575,266	$(135,751)	34.9

The majority of our PLMBS are variable interest-rate securities collateralized by Alt-A residential mortgage loans. The following table summarizes the unpaid principal balance of our PLMBS by interest-rate type and underlying collateral as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013			As of December 31, 2012
PLMBS by Interest-Rate Type	Fixed	Variable	Total	Fixed	Variable	Total
(in thousands)
Prime	$39,893	$29,147	$69,040	$57,071	$35,802	$92,873
Alt-A	4,559	2,199,584	2,204,143	23,059	2,418,970	2,442,029
Total	$44,452	$2,228,731	$2,273,183	$80,130	$2,454,772	$2,534,902

OTTI Assessment
We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired. Based on current information, we determined that, for residential MBS issued by GSEs, the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, we determined that it is not more likely than not that we will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire amortized cost basis of these securities and have thus concluded that our gross unrealized losses on agency residential MBS are temporary as of June 30, 2013.
We recorded no additional OTTI credit losses on any new or previously impaired PLMBS for the three months ended June 30, 2013. For the six months ended June 30, 2013, we recorded credit losses of $342,000 on two securities that were determined to be other-than-temporarily impaired prior to 2012. See Note 4 in "Part I. Item 1. Financial Statements and Condensed Notes" for additional information on our OTTI evaluation process.
Credit-related OTTI charges are recorded in current-period earnings on the statements of income, and non-credit losses are recorded on the statements of condition in AOCL. Our AOCL decreased to $112.1 million as of June 30, 2013, compared to $226.5 million as of December 31, 2012, primarily due to improvements in market prices of our AFS investments determined to be other-than-temporarily impaired. See "Part I. Item 1. Statements of Comprehensive Income" and Note 10 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for a tabular presentation of AOCL for the three and six months ended June 30, 2013 and 2012.
The significant inputs used to evaluate our PLMBS for OTTI for the three months ended June 30, 2013, are detailed in Note 4 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" and "—Critical Accounting Policies and Estimates" in this report.
The following table summarizes key information as of June 30, 2013 for the PLMBS on which we recorded OTTI charges during the life of the security (i.e., impaired as of or prior to June 30, 2013).

	As of June 30, 2013
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$97,095	$96,346	$80,352	$87,941	$1,776,534	$1,387,070	$1,296,204

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or by an NRSRO upon issuance of the PLMBS.

The credit losses on our other-than-temporarily impaired PLMBS are based on such securities’ expected performance over their contractual maturities, which averaged approximately 27 years as of June 30, 2013. Since acquisition, through June 30, 2013, five of our other-than-temporarily impaired securities have suffered actual cash losses totaling $14.6 million.

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

Mortgage Loans
Mortgage Loans Held for Portfolio
The par value of our mortgage loans held for portfolio consisted of $831.4 million and $965.4 million in conventional mortgage loans and $83.9 million and $95.0 million in government-guaranteed mortgage loans as of June 30, 2013 and December 31, 2012. The portfolio balance decreased for the six months ended June 30, 2013 due to our receipt of $143.4 million in principal payments.
We have not purchased mortgage loans under the Mortgage Purchase Program (MPP) since 2006, and as part of the Consent Arrangement, we have agreed not to purchase mortgage loans under the MPP. Because we have purchased no new mortgage loans since 2006 and sold no mortgage loans since 2011, the weighted-average FICO scores and loan-to-value ratios (i.e., values of outstanding mortgage loans as a percentage of appraised values), at origination, of our conventional mortgage loan portfolio are generally stable. As of June 30, 2013 and December 31, 2012, 96.5% and 96.7% of our conventional mortgage loans had FICO scores at origination over 660 and 93.4% and 93.6% of our conventional mortgage loan portfolio had loan-to-value ratios of less than 80%. As of June 30, 2013 and December 31, 2012, we had no high current loan-to-value loans. High current loan-to-value loans are those with an estimated current loan-to-value ratio greater than 100% based on movement in property values where the property securing the mortgage loan is located.
As of June 30, 2013 and December 31, 2012, approximately 77% of our outstanding mortgage loans held for portfolio had been purchased from our former member, Washington Mutual Bank, F.S.B., which was subsequently acquired by JPMorgan Chase Bank, N.A., a nonmember institution.
Credit Risk
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our June 30, 2013 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses was not sufficient to absorb the expected credit losses on our mortgage loan portfolio, primarily due to reduced LRA balances and higher than forecast delinquent mortgage payments in second quarter 2013. Accordingly, we recorded a provision for credit losses of $12,000 for the three months ended June 30, 2013. This provision partially offset the benefit we recorded in first quarter 2013, which was due to more favorable estimates of future credit losses, primarily related to modest improvements in housing price assumptions. For the six months ended June 30, 2013, we recorded a benefit for credit losses of $29,000. There was no benefit or provision for credit losses required for the same periods in 2012. Our allowance for credit losses totaled $2.2 million and $2.3 million as of June 30, 2013 and December 31, 2012.

The following table provides a summary of the activity in our allowance for credit losses on mortgage loans held for portfolio, the recorded investment in mortgage loans 90 days or more past due, and information on nonaccrual loans as of and for the six months ended June 30, 2013 and 2012.

	As of and for the Six Months Ended June 30,
Past Due and Nonaccrual Mortgage Loan Data	2013	2012
(in thousands)
Total recorded investment in mortgage loans past due 90 days or more and still accruing interest	$10,798	$18,313
Nonaccrual loans	$41,061	$52,696
Allowance for credit losses on mortgage loans:
Balance, beginning of year	$2,326	$5,704
Charge-offs	(132)	—
(Benefit) provision for credit losses	(29)	—
Balance, end of period	$2,165	$5,704
Nonaccrual loans: *
Gross amount of interest that would have been recorded based on original terms	$1,062	$1,595
Shortfall	$1,062	$1,595

*	A mortgage loan is placed on nonaccrual status when the contractual principal or interest is 90 days or more past due.

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
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. See Note 7 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on our mortgage loans that are delinquent or in foreclosure and our real estate owned (REO) as of June 30, 2013 and December 31, 2012.
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
With a delinquency rate of 12.7%, our government-insured mortgage loans are exhibiting delinquency rates that are significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio. This is primarily due to the relative impact of individual mortgage delinquencies on the balance of our 945 outstanding government-insured mortgage loans as of June 30, 2013. We rely on FHA insurance, which generally provides a 100% guarantee, to protect against credit losses on this portfolio. See Note 7 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on the government-insured mortgage loan portfolio.
MPF Xtra® Product
On July 1, 2013, we began offering the MPF Xtra product to our members. The MPF Xtra product is offered under the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago. (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago). The MPF Xtra product provides participating Seattle Bank members an alternative for selling mortgage loans into the secondary market. When using the MPF Xtra product, mortgage loans from participating members (i.e., participating financial institutions, or PFIs) are first sold to the FHLBank of Chicago, which, acting as a loan aggregator, concurrently sells the loans to Fannie Mae, enabling smaller lenders to benefit from the same competitive pricing that larger national lenders receive when selling into the secondary market. The mortgage loans are never under the control of the Seattle Bank and are not recorded on our statements of condition.
Through a purchase price adjustment, the FHLBank of Chicago receives a transaction fee for its administrative activities for the loans sold to Fannie Mae, and we receive a nominal fee from the FHLBank of Chicago for facilitating the sale of loans by

Seattle Bank PFIs through the MPF Xtra product. We believe that the introduction of the MFP Xtra product is a valuable addition to our product and service offerings and represents another milestone in our goal of resuming normal operations.
The credit risk on the mortgage loans sold through the MPF Xtra product is transferred to Fannie Mae. We are exposed to repurchase risk only if all of the following occur: 1) a loan sold through the MPF Xtra product defaults; 2) the loan fails to meet underwriting guidelines; and 3) our PFI fails. We have a quality control process in place to ensure loans comply with underwriting guidelines and we monitor our PFIs' financial condition on an ongoing basis. As a result, we believe the likelihood of a loss from loans sold using the MPFXtra product is remote. Further, we expect the fair value of any potential loss to be substantially zero.

Derivative Assets and Liabilities
Traditionally, we have used derivatives to hedge advances, consolidated obligations, certain AFS investments, and mortgage loans held for portfolio. The principal derivative instruments we use are interest-rate exchange agreements, such as interest-rate swaps, caps, floors, and swaptions. We transact our interest-rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute FHLBank consolidated obligations. Derivative transactions may be either over-the-counter with a counterparty (for bilateral derivatives) or over-the-counter cleared through a futures commission merchant (FCM or clearing member) with a central counterparty clearinghouse (CCC) or derivatives clearing organization (DCO) (for cleared derivatives). We are not a derivatives dealer and do not trade derivatives for profit.
We classify our interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty under individual netting arrangements. Subject to a netting arrangement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings. As of June 30, 2013 and December 31, 2012, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $101.3 million and $105.6 million and derivative liabilities of $55.6 million and $85.9 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, expirations and terminations of certain outstanding interest-rate exchange agreements, and our entry into new agreements during the first half of 2013.
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

•
As economic hedges to manage risks in a group of assets or liabilities. For example, we purchase interest-rate caps as insurance for our consolidated obligations to protect against rising interest rates. As interest rates rise, the cost of issuing consolidated obligations increases and we will begin to receive payments from our counterparty when interest rates rise above a pre-defined rate, thereby capping the effective cost of issuing the consolidated obligations.

The following table summarizes the notional amounts and fair values of our derivative instruments, including the effect of netting arrangements and collateral, as of June 30, 2013 and December 31, 2012. Changes in the notional amounts of interest-rate exchange agreements generally reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

	As of June 30, 2013		As of December 31, 2012
Derivative Instruments by Product	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest
(in thousands)
Advances:
Fair value - existing cash item	$3,920,562	$(135,790)	$3,915,530	$(263,119)
Investments:
Fair value - existing cash item	2,030,922	11,000	1,512,866	(56,729)
Consolidated obligation bonds:
Fair value - existing cash item	15,367,670	69,142	8,213,670	270,177
Non-qualifying economic hedges	750,000	(61)	500,000	(51)
Total	16,117,670	69,081	8,713,670	270,126
Consolidated obligation discount notes:
Non-qualifying economic hedges	349,793	3	1,248,969	(14)
Balance sheet:
Non-qualifying economic hedges	200,000	3,433	—	—
Intermediary positions:
Intermediaries	250,000	(68)	223,000	(493)
Total notional and fair value	$22,868,947	(52,341)	$15,614,035	(50,229)
Accrued interest at period end		30,972		30,640
Cash collateral held by counterparty - assets		74,560		39,278
Cash collateral held from counterparty - liabilities		(7,506)		—
Net derivative balance		$45,685		$19,689

Net derivative asset balance		$101,259		$105,582
Net derivative liability balance		(55,574)		(85,893)
Net derivative balance		$45,685		$19,689

The total notional amount of interest-rate exchange agreements hedging advances of $3.9 billion was essentially unchanged as of June 30, 2013 and December 31, 2012. The total notional amount of interest-rate exchange agreements hedging consolidated obligation bonds increased by $7.2 billion, to $15.4 billion, as of June 30, 2013, from $8.2 billion as of December 31, 2012, primarily due to the overall increase in our total assets and our increased use of consolidated obligation bonds, rather than discount notes, due to the relatively more favorable funding costs.
Credit Risk
We are exposed to credit risk on our interest-rate exchange agreements because of potential counterparty nonperformance. The degree of counterparty credit risk on interest-rate exchange agreements and other derivatives depends on our selection of counterparties and the extent to which we use netting arrangements and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. The following is a description of the specific measures we employ by derivative type.
Cleared Derivatives
We are subject to nonperformance by the CCCs and DCOs (clearinghouse). The requirement that we post initial and variation margin through the clearing member, on behalf of the Clearinghouse, exposes us to institutional credit risk in the event that the clearing member or the clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing member. The Seattle Bank does not anticipate any credit losses on its cleared derivatives.

Bilateral Derivatives
We are exposed to nonperformance by the counterparties to derivative agreements. We require netting agreements to be in place for all bilateral counterparties. These agreements include provisions for netting exposures across all transactions with that counterparty. The agreements also contain collateral delivery thresholds requiring the counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit. The amount of net unsecured credit exposure that is permissible with respect to each bilateral counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific threshold. As a result of these risk mitigation initiatives, the Seattle Bank does not anticipate any credit losses on its bilateral derivative agreements.
We define "maximum counterparty credit risk" on our derivatives to be the estimated cost of replacing derivatives in a net asset position if the counterparty defaults. For this calculation, we assume the related non-cash collateral, if any, has no value. In determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of June 30, 2013 and December 31, 2012, our maximum counterparty credit risk, taking into consideration netting arrangements, was $108.8 million and $105.6 million, including $43.3 million and $38.7 million of net accrued interest receivable. We held $7.5 million cash collateral and no cash collateral from our counterparties for net credit risk exposures of $101.3 million and $105.6 million as of June 30, 2013 and December 31, 2012. We also held $75.7 million and $86.5 million of securities collateral, consisting of GSE and U.S. Treasury securities, from our counterparties as of June 30, 2013 and December 31, 2012. We do not include the fair value of securities collateral, if held, from our counterparties in our derivative asset or liability balances. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.
Certain of our bilateral derivative agreements include provisions that require us to maintain an investment-grade rating from each of the major credit-rating agencies. If our rating were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our bilateral derivative agreements could request immediate and ongoing collateralization on derivatives in net liability positions. The aggregate fair value of our bilateral derivative instruments with credit-risk contingent features that were in a liability position as of June 30, 2013 was $130.1 million, for which we posted collateral of $74.6 million in the normal course of business. If the Seattle Bank's stand-alone credit rating had been lowered by one rating level (i.e., from "AA" to "A"), as of June 30, 2013, we would have been required to deliver up to $32.9 million of additional collateral to our derivative counterparties.
Our counterparty credit exposure, by credit rating, as of June 30, 2013 and December 31, 2012 is presented in the table below.

	As of June 30, 2013
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
A	$5,182,646	$94,275	(1)	$75,702	$18,573
Cleared derivatives	251,956	6,984	(2)	—	6,984
Total	$5,434,602	$101,259		$75,702	$25,557

	As of December 31, 2012
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
A	$3,400,504	$105,582	(1)	$86,470	$19,112

(1)	As reflected in our derivative asset balances, we held $7.5 million of cash collateral as of June 30, 2013 and held no cash collateral as of December 31, 2012.
(2)	Represents derivative transactions cleared with a clearinghouse.

The following table presents our derivative asset and liability positions by counterparty credit rating based on the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's parent as of June 30, 2013.

	As of June 30, 2013
Derivative Assets and Liabilities by Counterparty Credit Rating	Notional Amount	AA	A	Cleared Derivatives	Total
(in thousands)
Counterparties in net derivative asset positions:
Domestic	$3,804,602	$—	$94,087	$6,984	$101,071
U.S. branches and agency offices of foreign commercial banks
United Kingdom	1,630,000	—	188	—	188
Total counterparties in net derivative asset positions	$5,434,602	$—	$94,275	$6,984	$101,259

Counterparties in net derivatives liability positions:
Domestic	$6,971,464	$658	$11,100	$—	$11,758
U.S. subsidiaries of foreign commercial banks	2,088,084	—	15,208	—	15,208
Total	9,059,548	658	26,308	—	26,966
U.S. branches and agency offices of foreign commercial banks
United Kingdom	383,500	—	295	—	295
Germany	2,712,540	—	11,640	—	11,640
France	4,716,827	—	6,720	—	6,720
Switzerland	561,930	—	9,953	—	9,953
Total	8,374,797	—	28,608	—	28,608
Total counterparties in net liability positions	$17,434,345	$658	$54,916	$—	$55,574
Total notional	$22,868,947
We believe that the credit risk on our bilateral and cleared derivative agreements is relatively modest because we contract with counterparties that are of high credit quality and we have collateral and netting agreements in place with each counterparty.

Consolidated Obligations and Other Funding Sources
Our principal sources of funding are consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance as our agent and, to a significantly lesser extent, additional funding sources obtained from the issuance of capital stock, deposits, and other borrowings. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations on which we are the primary obligor. In July 2013, Moody's affirmed its "Aaa" bond rating and revised the rating outlook to stable for the senior unsecured debt issues of the FHLBank System.
We seek to match, to the extent possible, the anticipated cash flows of our debt to the anticipated cash flows of our assets. For example, the cash flows of mortgage-related instruments are largely dependent on the prepayment behavior of borrowers. When interest rates rise and all other factors remain unchanged, borrowers (and issuers of callable investments) tend to refinance their debt more slowly than originally anticipated; when interest rates fall, borrowers tend to refinance their debt more rapidly than originally anticipated. We use a combination of bullet and callable debt in seeking to manage the risks from the variability of anticipated cash flows of our fixed interest-rate mortgage-related assets and callable investments, using a variety of prepayment scenarios.
With callable debt, we have the option to repay the obligation without penalty prior to the contractual maturity date of the debt obligation, while with bullet debt, we generally repay the obligation at maturity. Our callable debt is predominantly fixed interest-rate debt that may be used to fund our fixed interest-rate mortgage-related assets or that may be swapped to the LIBOR and used to fund variable interest-rate advances and investments. The call feature embedded in our debt is generally matched with a call feature in the interest-rate swap, giving the swap counterparty the right to cancel the swap under certain circumstances. In a falling interest-rate environment, the swap counterparty typically exercises its call option on the swap, and we, in turn, generally call the debt. To the extent we continue to have variable interest-rate advances or investments, or other short-term assets, we attempt to replace the called debt with new callable debt that is generally swapped to LIBOR. When appropriate, we use this type of structured funding to reduce our funding costs and manage liquidity and interest-rate risk.
The following table summarizes the carrying value of our consolidated obligations by type as of June 30, 2013 and December 31, 2012.

	As of	As of
Carrying Value of Consolidated Obligations	June 30, 2013	December 31, 2012
(in thousands)
Discount notes	$15,799,353	$21,417,653
Bonds	18,428,946	10,496,762
Total	$34,228,299	$31,914,415

The following table summarizes the outstanding balances, weighted-average interest rates, and highest outstanding monthly ending balance on our short-term debt (i.e., consolidated obligations with original maturities of one year or less from issuance date) as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013		As of December 31, 2012
	Consolidated Obligations		Consolidated Obligations
Short-Term Debt	Discount Notes	Bonds with Original Maturities of One Year or Less	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$15,800,254	$4,175,000	$21,421,443	$500,000
Weighted-average interest rate as of period end	0.05%	0.14%	0.12%	0.14%
Daily average outstanding for the period (par)	$18,133,389	$2,475,414	$17,009,358	$2,451,420
Weighted-average interest rate for the period	0.09%	0.15%	0.09%	0.14%
Highest outstanding balance at any month-end for the period	$21,095,990	$4,425,000	$21,697,383	$5,606,000

Consolidated Obligation Discount Notes
Outstanding consolidated obligation discount notes on which the Seattle Bank is the primary obligor decreased by 26.2%, to a par amount of $15.8 billion as of June 30, 2013, from $21.4 billion as of December 31, 2012. The decrease in consolidated obligation discount notes reflected the increase in medium- to longer-term advances and investments for the six months ended June 30, 2013, that were funded with similar term-to-maturity consolidated obligation bonds.
Consolidated Obligation Bonds
Outstanding consolidated obligation bonds on which the Seattle Bank is the primary obligor increased by 79.7% to a par amount of $18.3 billion as of June 30, 2013, from $10.2 billion as of December 31, 2012. The increase in consolidated obligation bonds reflected the overall increase in the bank's total assets and the increase in medium- to longer-term advances and investments that were funded with bonds.

The following table summarizes our consolidated obligation bonds by interest-rate type as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013		As of December 31, 2012
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$16,100,665	87.9	$8,830,385	86.6
Step-up *	1,845,000	10.1	1,162,000	11.4
Variable	175,000	0.9	—	—
Capped variable	200,000	1.1	200,000	2.0
Total par value	$18,320,665	100.0	$10,192,385	100.0

*	The interest rates on step-up consolidated obligation bonds are fixed rates that increase at contractually specified dates.

Fixed interest-rate consolidated obligation bonds increased by $7.3 billion, to $16.1 billion, as of June 30, 2013, from December 31, 2012, due to higher overall asset balances and our increased use of structured funding during first half 2013. Variable interest-rate consolidated obligation bonds increased by $175.0 million, as of June 30, 2013 from December 31, 2012 due to increases in longer-term variable interest-rate advances. Step-up consolidated obligations bonds increased by $683.0 million, to $1.8 billion, as of June 30, 2013, from December 31, 2012 due to an increase in investor demand for this type of structure during first half 2013 and the resulting favorable cost to issue.
The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013		As of December 31, 2012
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$6,269,895	1.12	$2,428,615	2.36
Due after one year through two years	1,970,500	2.03	1,161,500	4.77
Due after two years through three years	2,632,660	1.02	696,160	1.67
Due after three years through four years	295,000	0.63	386,500	3.89
Due after four years through five years	3,010,000	1.37	1,365,000	1.70
Thereafter	4,142,610	2.94	4,154,610	2.93
Total par value	18,320,665	1.65	10,192,385	2.79
Premiums	3,383		3,912
Discounts	(9,529)		(11,310)
Hedging adjustments	114,506		311,789
Fair value option valuation adjustments	(79)		(14)
Total	$18,428,946		$10,496,762

The weighted-average interest rate on our consolidated obligation bonds decreased to 1.65% as of June 30, 2013, from 2.79% as of December 31, 2012, primarily due to the increase in consolidated obligation bonds in the less-than-one-year through three-year terms to maturity.
Callable consolidated obligation bonds outstanding increased by $3.3 billion, to $7.1 billion,and, as a percentage of total consolidated obligation bonds, to 38.5%, compared to 36.7%, as of June 30, 2013, compared to December 31, 2012.
Other Funding Sources
Deposits are a source of funds for the Seattle Bank that offer our members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us and, as a result, these balances fluctuate. Deposits decreased by $62.8 million, to $478.6 million, as of June 30, 2013, compared to $541.4 million as of December 31, 2012. Demand deposits comprised the largest percentage of deposits, representing 72.0% and 72.1% of deposits as of June 30, 2013 and December 31,

2012. Deposit levels and types of deposits generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.

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
Capital Resources
Our total capital decreased by $508.7 million, to $1.1 billion, as of June 30, 2013, from December 31, 2012. This decrease primarily resulted from the transfer of $584.1 million of Bank of America Oregon, N.A.,'s capital stock from equity to mandatorily redeemable capital stock liability due to its withdrawal from Seattle Bank membership and from our first half 2013 repurchases of Class A and Class B stock classified as equity, partially offset by improvements in the fair values of our AFS PLMBS determined to be other-than-temporarily impaired and our first half 2013 net income.
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A (which we cannot currently issue) and Class B. All of our capital stock is issued, redeemed, repurchased, and transferred between members at $100 per share. Pursuant to our Capital Plan, Class B capital stock satisfies both the membership stock purchase and activity stock purchase requirements, while Class A capital stock satisfies only the activity purchase requirement. Class A capital stock has a six-month statutory redemption period, and Class B capital stock has a five-year statutory redemption period. See Note 10 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on our capital stock. The following table details our outstanding capital stock as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013		As of December 31, 2012
Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Capital stock classified within equity on the statement of condition	$51,072	$871,829	$109,222	$1,463,045
Capital stock classified as mandatorily redeemable capital stock within liabilities on the statement of condition	68,706	1,721,901	28,023	1,158,181
Total capital stock	$119,778	$2,593,730	$137,245	$2,621,226

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
The amended Capital Plan also provides for an excess stock pool, which comprises the aggregate amount of excess stock (i.e., stock not being used for membership or activity requirements) held by all of our shareholders. The excess stock pool enables a member, when receiving advances from us, to satisfy its advance stock purchase requirement by relying on capital that is associated with total outstanding excess stock rather than purchasing additional stock in the Seattle Bank. As of June 30, 2013, $139.9 million of outstanding advances were obtained by members using our excess stock pool.
See Note 10 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on membership stock purchase and activity stock purchase requirements and the requirements for utilization of the excess stock pool.
In September 2012, the Finance Agency approved our proposal for a modest excess capital stock repurchase program and granted us the authority to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share), provided: (1) our financial condition—measured primarily by our MVE to PVCS ratio—does not deteriorate; (2) the excess stock repurchases from the bank's shareholders are handled on a pro-rata basis; and (3) we receive Finance Agency non-objection for each quarter's repurchase. The approval for the excess stock repurchase program does not impact the terms of the Consent Arrangement, which generally restrict us from redeeming or repurchasing capital stock without Finance Agency approval. In second quarter 2013, we repurchased $24.0 million of excess capital stock through our quarterly program, $12.1 million of which was classified as equity and $11.9 million of which was classified as mandatorily redeemable capital stock, and have repurchased a total of $96.4 million of excess capital stock since implementing the program. In second quarter 2013, we also repurchased $353,000 of excess Class B stock meeting the following two criteria: (1) originally purchased for activity purposes; and (2) purchased on or after October 27, 2010. Our ability to repurchase excess capital stock meeting these criteria could increase the likelihood that members will purchase incremental capital stock to support new advances.
Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to liability when a member submits a written request for redemption of excess capital stock or gives notice of intent to withdraw from membership or otherwise attains nonmember status by way of a merger or acquisition, charter termination, or involuntary termination from membership. On a quarterly basis, we evaluate excess stock balances (i.e., stock not being used to fulfill either membership or activity stock requirements) of members with outstanding redemption requests and adjust the amount of mandatorily redeemable capital stock accordingly. Shares of capital stock are reclassified as mandatorily redeemable capital stock at fair value.
The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of June 30, 2013. The year of redemption in the table reflects (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of June 30, 2013
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$49,687	$735,638
One year through two years	—	19,530
Two years through three years	—	31,222
Three years through four years	—	19,643
Four years through five years	—	631,355
Past contractual redemption date due to remaining activity (1)	612	7,095
Past contractual redemption date due to regulatory action (2)	18,407	277,418
Total	$68,706	$1,721,901

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

The number of shareholders with mandatorily redeemable capital stock decreased to 81 as of June 30, 2013, from 86 as of December 31, 2012. The amounts in the "Mandatorily Redeemable Capital Stock—Redemptions by Date" table above include $744.7 million in Class B capital stock related to reclassification of Washington Mutual Bank, F.S.B.'s membership to that of a nonmember shareholder as a result of its acquisition by JPMorgan Chase Bank, N.A., a nonmember institution, and to the $581.1 million of Bank of America Oregon, N.A.'s capital stock due to its withdrawal from membership effective April 1, 2013.
Dividends and Retained Earnings
In general, our retained earnings represent our accumulated net income after the payment of dividends to our members. We reported retained earnings of $254.5 million as of June 30, 2013, compared to $228.2 million as of December 31, 2012. The increase in retained earnings was due to our first half 2013 net income. We paid no dividends in first half 2013 or in 2012.
Dividends
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings, unless otherwise prohibited. On July 22, 2013, with Finance Agency approval, our Board declared a $0.025 per share cash dividend based on second quarter 2013 net income. The dividend, which was paid on July 30,

2013, totaled $683,000, and was based on average Class A and Class B stock outstanding during second quarter 2013. In its July 2013 waiver of the Consent Arrangement restriction on paying dividends, the Finance Agency noted the positive development in the Seattle Bank's MVE to PVCS ratio and other improvements in financial condition. Separate Finance Agency waivers will be required for future dividend payments. There can be no assurance as to when or if our Board will declare dividends in the future.
See "—Capital Classification and Consent Arrangement" below and Note 15 in our 2012 Financial Statements in our 2012 10-K for additional information on dividends.
Retained Earnings
We reported retained earnings of $254.5 million as of June 30, 2013, an increase of $26.3 million from $228.2 million as of December 31, 2012, due to our net income for the first half 2013.
In 2011, the 12 FHLBanks, including the Seattle Bank, entered into the Joint Capital Enhancement Agreement, as amended (Capital Agreement), which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings previously paid to satisfy its Resolution Funding Corporation (REFCORP) obligation to a separate retained earnings account at that FHLBank. Under the Capital Agreement, each FHLBank is required to build its restricted retained earnings balance to 1% of its most recent quarter's average total outstanding consolidated obligations, excluding fair value option and hedging adjustments. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank began allocating 20% of its net income to a separate restricted retained earnings account. During first half 2013, we allocated $5.3 million of our net income to restricted retained earnings and $21.0 million to unrestricted retained earnings. As of June 30, 2013, our restricted retained earnings balance totaled $44.3 million.
AOCL
Our AOCL decreased to $112.1 million as of June 30, 2013, compared to $226.5 million and $509.7 million as of December 31, 2012 and June 30, 2012, primarily due to improvements in market prices of our AFS investments determined to be other-than-temporarily impaired. AOCL was also impacted by changes in the fair value of our other AFS securities, non-credit OTTI accretion on HTM securities, and to a significantly lesser extent, pension benefits. See "Part I. Item 1. Statements of Comprehensive Income" and Note 10 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for additional detail relating to AOCL for the three and six months ended June 30, 2013 and 2012.
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

•
Leverage capital-to-assets ratio. We are required to maintain at all times a leverage capital-to-assets ratio of at least 5.0%. Leverage capital is defined as the sum of: (1) permanent capital weighted by a 150.0 multiplier plus (2) all other capital without a weighting factor.

The following table shows our regulatory capital requirements compared to our actual capital position as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013		As of December 31, 2012
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,351,064	$2,848,223	$1,302,350	$2,849,462
Total capital-to-assets ratio	4.00%	7.81%	4.00%	8.43%
Total regulatory capital	$1,520,729	$2,968,001	$1,416,825	$2,986,707
Leverage capital-to-assets ratio	5.00%	11.55%	5.00%	12.45%
Leverage capital	$1,900,912	$4,392,113	$1,771,031	$4,411,438

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
Consent Arrangement
In October 2010, we entered into the Consent Arrangement, which sets forth requirements for capital management, asset composition, and other operational and risk management improvements. The Consent Arrangement provides that, once we reach and maintain certain financial and operational thresholds, we may, with Finance Agency approval, begin repurchasing capital stock at par value, which we have been doing since fall 2012 under our excess capital stock repurchase program discussed above. Further, the Consent Arrangement provides that we may again be in a position to redeem certain capital stock and begin paying dividends once we:

•	Achieve and maintain certain financial and operational metrics;

•
Remediate certain concerns regarding our oversight and management, asset quality, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and

•	Return to a safe and sound condition as determined by the Finance Agency.
As discussed above, on July 30, 2013,with Finance Agency approval, we paid a $0.025 per share dividend on average Class A and Class B stock outstanding during the second quarter 2013.
The Consent Arrangement also requires us to meet and maintain certain minimum financial metrics at each quarter-end. These financial metrics relate to our retained earnings, AOCL, and MVE to PVCS ratio. With the exception of the retained earnings requirement under the Consent Arrangement as of June 30, 2011, we have met all minimum financial metrics since December 31, 2010.

The following table presents our retained earnings, AOCL, and MVE to PVCS ratio as of June 30, 2013, December 31, 2012, and September 30, 2010 (the quarter-end prior to entering into the Consent Arrangement).

	As of	As of	As of
	June 30, 2013	December 31, 2012	September 30, 2010
(in thousands, except for percentages)
Retained earnings	$254,493	$228,236	$76,835
AOCL	$(112,052)	$(226,468)	$(770,317)
MVE to PVCS ratio	104.0%	95.1%	67.8%
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
Our primary sources of liquidity are the proceeds of new consolidated obligation issuances and short-term investments. Our secondary sources of liquidity consist of other short-term borrowings, including federal funds purchased and securities sold under agreements to repurchase. Member deposits, capital, and non-PLMBS securities classified as AFS are also liquidity sources. To ensure that adequate liquidity is available to meet our requirements, we monitor and forecast our future cash flows and anticipated member liquidity needs, and we adjust our funding and investment strategies accordingly. Our access to liquidity may be negatively affected by, among other things, rating agency actions and changes in demand for FHLBank System debt or regulatory action that would limit debt issuances.

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans, or other securities that are issued by the U.S. government or its agencies, and securities in which fiduciary and trust funds may invest under the laws of the state in which the FHLBank is located. We were in compliance with this requirement as of June 30, 2013 and December 31, 2012.
Deposit Reserve Requirement
The following table presents the components of this deposit reserve requirement as of June 30, 2013 and December 31, 2012.

	As of	As of
Deposit Reserve Requirement	June 30, 2013	December 31, 2012
(in thousands)
Total eligible deposit reserves	$9,697,347	$7,167,710
Less: Total member deposits	(477,590)	(541,408)
Excess deposit reserves	$9,219,757	$6,626,302

Contingency Liquidity Requirements
Contingency liquidity requirements are intended to ensure that we have sufficient sources of funding to meet our operational requirements when our access to the capital markets, including our ability to issue consolidated obligations, is impeded for a maximum of five business days due to, among other things, a market disruption, operations failure, or problem with our credit quality. We have satisfied our contingency liquidity requirements if our contingent liquidity sources exceed or are equal to our contingent liquidity needs for at least five consecutive business days. We met our contingency liquidity requirements at all times during first half 2013 and during 2012.
The following table summarizes our liquidity reserves to protect against contingency liquidity risk as of June 30, 2013.

As of
Contingency Liquidity Reserves	June 30, 2013
(in thousands)
Total contingency liquidity reserves (1)	$16,804,000
Less: Total requirement (2)	(7,229,000)
Excess contingency liquidity reserves	$9,575,000

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

Operational Liquidity Requirement
Finance Agency regulation also requires us to establish a day-to-day operational liquidity policy, including a methodology for determining our operational liquidity needs and an enumeration of specific types of investments to be held for such liquidity purposes. Unlike contingency liquidity, operational liquidity includes ongoing access to the capital markets. We maintained liquidity in accordance with federal laws and regulations and policies established by our Board at all times so far in 2013 and during 2012.
In addition, we maintain contingency liquidity plans designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Seattle Bank or the Office of Finance or disruptions in financial markets. Furthermore, we comply with Finance Agency guidance requiring each FHLBank to maintain sufficient liquidity, through short-term or other investments, in an amount at least equal to its anticipated cash outflows under two different scenarios. One scenario assumes that an FHLBank cannot access the capital markets for 15 days and that, during that time, members do not renew any maturing, prepaid, or called advances. The second scenario assumes that an FHLBank cannot access the capital markets for five days and that during that period an FHLBank will automatically renew maturing or called advances for all members except very large, highly rated members. To comply with this liquidity guidance and to ensure adequate liquidity availability for member advances, since fourth quarter 2008, we have held larger-than-normal balances of overnight federal funds and securities purchased under agreements to resell and have lengthened the maturity of consolidated obligation discount notes used to fund many of these investments.
In February 2013, our Board approved a change to our voluntary liquidity management operating target, reducing the number of days of voluntary contingency liquidity from 90 consecutive calendar days to 30 consecutive calendar days. We complied with all liquidity requirements and operating targets at all times during 2013. The voluntary contingency liquidity requirement is forward-looking, and at all times, we have had ample liquidity to meet our obligations and member funding needs.
See "Part I. Item 1. Business—Liquidity Requirements" and Note 15 in our 2012 Financial Statements in our 2012 10-K for additional information on liquidity requirements.
Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of June 30, 2013.

	As of June 30, 2013
	Payments Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Contractual obligations:
Consolidated obligation bonds (at par) (1)	$6,269,895	$4,603,160	$3,305,000	$4,142,610	$18,320,665
Mandatorily redeemable capital stock	1,088,857	50,752	650,998	—	1,790,607
Operating leases	860	3,572	3,540	10,048	18,020
Pension and post-retirement contributions	1,567	—	—	—	1,567
Total contractual obligations	$7,361,179	$4,657,484	$3,959,538	$4,152,658	$20,130,859
Other commitments:
Standby letters of credit	$438,185	$10,398	$2,071	$—	$450,654
Unused lines of credit and other commitments	20,000	—	—	—	20,000
Other commitments (2)	315,000	—	—	—	315,000
Total other commitments	$773,185	$10,398	$2,071	$—	$785,654

(1)	Does not include interest payments on consolidated obligation bonds and is based on contractual maturities; the actual timing of payments could be affected by redemptions.
(2)	Includes commitments to purchase investment securities as of June 30, 2013.

In addition, as of June 30, 2013, we had $125.0 million in unsettled agreements to issue consolidated obligation bonds, of which $45.0 million were hedged with interest-rate agreements.

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012
Net income for the three and six months ended June 30, 2013 was $10.5 million and $26.3 million, compared to $22.9 million and $35.8 million for the same periods in 2012. The decreases in net income were primarily due to the effects of interest-rate changes on the fair values of derivatives and hedged items in hedging relationships, particularly hedges of long-term consolidated obligations, partially offset by higher net interest income and significantly lower credit losses on PLMBS determined to be other-than-temporarily impaired during the three and six months ended June 30, 2013, compared to the same periods in 2012. Net interest income for the three and six months ended June 30, 2013 increased to $34.2 million and $68.5 million, from $29.7 million and $52.9 million for the same periods in 2012, primarily due to significantly lower interest expense, partially offset by lower interest income on our advances and mortgage loans and, for the three months ended June 30, 2013, our investment portfolio. Lower premium amortization on certain of the bank's AFS securities, which were purchased with large premiums and which matured in late 2012, accounted for $6.3 million and $16.4 million of the increase in net interest income for the three and six months ended June 30, 2013, compared to the same periods in 2012.
We recorded no additional credit losses on our PLMBS for the three months ended June 30, 2013, and $342,000 for the six months ended June 30, 2013, compared to $4.3 million and $5.6 million of such credit losses for the same periods in 2012. We recorded a net loss of $601,000 and a net gain of $10,000 on derivatives and hedging activities for the three and six months ended June 30, 2013, compared to net gains of $18.2 million and $30.3 million for the same periods in 2012. The decreases were primarily due to the effect of interest-rate changes on the fair values of derivatives and hedged items in our hedging relationships, particularly hedges of long-term consolidated obligations and certain AFS securities.

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

•	earnings from capital, which is the interest earned from investing our members' capital.
The sum of our net interest-rate spread and our earnings from capital, when expressed as a percentage of the average balance of interest-earning assets, equals our net interest margin. When we evaluate our net interest income and net interest margin, we exclude the provision/(benefit) for credit losses, as this amount is not a component of net interest spread or earnings on capital.
The following table summarizes the average rates of various interest-rate indices for the three and six months ended June 30, 2013 and 2012 that impacted our interest-earning assets and interest-bearing liabilities and such indices' ending rates as of June 30, 2013 and 2012 and December 31, 2012.

	Average Rate for the Three Months Ended		Average Rate for the Six Months Ended		Ending Rate as of
Market Instrument	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	December 31, 2012	June 30, 2012
(in percentages)
Federal funds effective/target rate	0.12	0.15	0.13	0.13	0.07	0.09	0.09
3-month Treasury bill	0.04	0.08	0.06	0.07	0.03	0.04	0.08
3-month LIBOR	0.28	0.47	0.28	0.49	0.27	0.31	0.46
2-year U.S. Treasury note	0.26	0.28	0.26	0.28	0.36	0.25	0.30
5-year U.S. Treasury note	0.90	0.78	0.86	0.83	1.39	0.72	0.72
10-year U.S. Treasury note	1.97	1.81	1.95	1.91	2.49	1.76	1.64

The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2013 and 2012. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$10,605,027	$19,387	0.73	$9,594,950	$23,730	0.99
Mortgage loans	951,619	12,868	5.42	1,241,072	16,855	5.46
Investments *	25,545,525	38,184	0.60	25,995,453	39,556	0.61
Other interest-earning assets	59,060	18	0.12	53,072	21	0.16
Total interest-earning assets	37,161,231	70,457	0.76	36,884,547	80,162	0.87
Other assets *	137,564			(310,446)
Total assets	$37,298,795			$36,574,101
Interest-bearing liabilities:
Consolidated obligations	$33,491,614	36,199	0.43	$33,204,380	50,426	0.61
Deposits	439,642	33	0.03	376,331	41	0.04
Mandatorily redeemable capital stock	1,807,730	—	—	1,088,676	—	—
Other borrowings	260	—	0.10	121	—	0.26
Total interest-bearing liabilities	35,739,246	36,232	0.41	34,669,508	50,467	0.59
Other liabilities	456,337			524,906
Capital	1,103,212			1,379,687
Total liabilities and capital	$37,298,795			$36,574,101
Net interest income		$34,225			$29,695

Interest-rate spread		$31,529	0.35		$24,881	0.28
Earnings from capital		2,696	0.02		4,814	0.05
Net interest margin		$34,225	0.37		$29,695	0.33

	For the Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$9,917,132	$36,542	0.74	$9,766,692	$52,286	1.08
Mortgage loans	986,474	25,861	5.29	1,279,203	32,864	5.17
Investments *	25,554,122	78,674	0.62	25,969,977	76,455	0.59
Other interest-earning assets	47,258	31	0.13	52,817	35	0.13
Total interest-earning assets	36,504,986	141,108	0.78	37,068,689	161,640	0.88
Other assets *	88,334			(323,791)
Total assets	$36,593,320			$36,744,898
Interest-bearing liabilities:
Consolidated obligations	$32,814,224	72,534	0.45	$33,464,837	108,639	0.65
Deposits	467,001	77	0.03	355,384	58	0.03
Mandatorily redeemable capital stock	1,498,777	—	—	1,074,721	—	—
Other borrowings	191	—	0.12	178	—	0.17
Total interest-bearing liabilities	34,780,193	72,611	0.42	34,895,120	108,697	0.63
Other liabilities	445,906			492,384
Capital	1,367,221			1,357,394
Total liabilities and capital	$36,593,320			$36,744,898
Net interest income		$68,497			$52,943

Interest-rate spread		$61,830	0.36		$43,465	0.25
Earnings from capital		6,667	0.02		9,478	0.04
Net interest margin		$68,497	0.38		$52,943	0.29

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

For the three and six months ended June 30, 2013, our average assets increased by $724.7 million and decreased by $151.6 million, compared to the same periods in 2012. Increases in non-earning assets, particularly changes in the fair value on our AFS securities and the non-credit component of previously recognized OTTI charges reflected in AOCL comprised an aggregate of over $400 million in improvements in average total assets for the three and six months ended June 30, 2013 compared to the same periods in 2012. Average earning assets increased by $276.7 million and decreased by $563.7 million for the three and six month ended June 30, 2013. Average advances increased in the three and six months ended June 30, 2013, compared to the same periods in 2012; however, for the six-month period, the decreases in average mortgage loans and investments more than offset the increase in average advances.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013 vs. 2012 Increase (Decrease)			2013 vs. 2012 Increase (Decrease)
Changes in Volume and Rate	Volume *	Rate *	Total	Volume *	Rate *	Total
(in thousands)
Interest income:
Advances	$5,915	$(10,258)	$(4,343)	$793	$(16,537)	$(15,744)
Investments	(588)	(784)	(1,372)	(1,239)	3,458	2,219
Mortgage loans	(3,826)	(161)	(3,987)	(7,661)	658	(7,003)
Other loans	6	(9)	(3)	(4)	—	(4)
Total interest income	1,507	(11,212)	(9,705)	(8,111)	(12,421)	(20,532)
Interest expense:
Consolidated obligations	1,285	(15,512)	(14,227)	(2,073)	(34,032)	(36,105)
Deposits	15	(23)	(8)	18	1	19
Total interest expense	1,300	(15,535)	(14,235)	(2,055)	(34,031)	(36,086)
Change in net interest income excluding provision/(benefit) for credit losses	$207	$4,323	$4,530	$(6,056)	$21,610	$15,554

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense decreased for the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to lower interest income on advances, mortgage loans, and for the three months ended June 30, 2013, investments, and significantly lower interest expense on consolidated obligations. These changes are discussed in more detail below.

Interest Income
The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Interest Income	2013	2012	Percent Increase/ (Decrease)	2013	2012	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$17,871	$20,934	(14.6)	$34,862	$43,851	(20.5)
Prepayment fees on advances, net	1,516	2,796	(45.8)	1,680	8,435	(80.1)
Subtotal	19,387	23,730	(18.3)	36,542	52,286	(30.1)
Investments	38,184	39,556	(3.5)	78,674	76,455	2.9
Mortgage loans	12,868	16,855	(23.7)	25,861	32,864	(21.3)
Interest-bearing deposits and other	18	21	(14.3)	31	35	(11.4)
Total interest income	$70,457	$80,162	(12.1)	$141,108	$161,640	(12.7)

Interest income decreased significantly for the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to significant decreases in average yields on advances and lower average balances of mortgage loans and investments, partially offset by increases in the average balance of advances, and for the six months ended June 30, 2012, the increased yields on investments and mortgage loans.

Advances
Interest income from advances, excluding prepayment fees on advances, decreased 14.6% and 20.5% for the three and six months ended June 30, 2013, compared to the same periods in 2012, due to significant declines in yields. The average yield on advances, including prepayment fees on advances, decreased by 26 and 34 basis points to 0.73% and 0.74% for the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to the impact of prepayment fees. Excluding prepayment fees, the average yield on advances for the three and six months ended June 30, 2013 was 0.68% and 0.71%, compared to 0.88% and 0.90% for the same periods in 2012. Average advance balances increased by 10.5% and 1.5%, to $10.6 billion and $9.9 billion, for the three and six months ended June 30, 2013, compared to the same periods in 2012.
Prepayment Fees on Advances
For the three and six months ended June 30, 2013 , we recorded net prepayment fee income of $1.5 million and $1.7 million, compared to $2.8 million and $8.4 million for the same periods in 2012. Borrowers prepaid advances totaling $117.7 million and $139.2 million for the three and six months ended June 30, 2013, compared to $142.1 million and $506.7 million for the same periods in 2012. Prepayment fees on hedged advances were partially offset by the cost of terminating interest-rate exchange agreements hedging those advances. See Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional detail on gross and net prepayment fees.
Investments
Interest income from investments, which includes short-term investments and AFS and HTM investments, decreased by 3.5% and increased by 2.9% for the three and six months ended June 30, 2013, compared to the same periods in 2012. Average investments decreased by $449.9 million and $415.9 million, to $25.5 billion and $25.6 billion, for the three and six months ended June 30, 2013, compared to the same periods in 2012. The average yields on investments decreased by one basis point and increased by three basis points, to 0.60% and 0.62%, for the three and six months ended June 30, 2013, compared to the same periods in 2012. For the three months ended June 30, 2013 the decrease in interest income from investments was due to the lower average balance and to lower yields on short-term and overnight investments. For the six months ended June 30, 2013, the increase in interest income from investments primarily resulted from higher average yields earned due to our shift in investment mix from lower yielding short-term unsecured investments to higher-yielding secured medium- and longer-term agency MBS and state housing agency investments and to the favorable impact of lower premium amortization on our AFS securities, a number of which matured in late 2012.
In addition, as part of our quarterly OTTI assessment, we identify previously impaired PLMBS securities with no additional OTTI credit losses in the quarter. If there is a significant increase in a PLMBS' expected cash flows, we adjust the yield on the security on a prospective basis. This adjusted yield is used to calculate the amount to be recognized into interest income over the remaining life of the PLMBS in order to match the amount and timing of future cash flows expected to be collected. Over the last several quarters, we have adjusted a number of securities' yields in order to recognize the effect of expected future cash flows and this recovery has become a material component in our investment income. For the three and six months ended June 30, 2013, the recovery of credit losses comprised 11.0% and 10.3% of investment interest income, compared to 9.1% and 6.0% for the same periods in 2012.
Mortgage Loans
Interest income from mortgage loans held for portfolio decreased by 23.7% and 21.3% for the three and six months ended June 30, 2013, compared to the same periods in 2012. The decrease was primarily due to the continued decline in the average balance of mortgage loans held for portfolio since exiting the MPP in 2006, and the continuing repayments of principal. The average balance of our mortgage loans held for portfolio decreased by $289.5 million and $292.7 million, to $951.6 million and $986.5 million, for the three and six months ended June 30, 2013, compared to the same periods in 2012. The yield on our mortgage loans held for portfolio decreased by four basis points and increased by 12 basis points, to 5.42% and 5.29%, for the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to the impact of changes in prepayment assumptions that affected our amortization of premiums and accretion of discounts on mortgage loans during those periods. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our June 30, 2013 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses was not sufficient to absorb the expected credit losses on our mortgage loan portfolio, primarily due to reduced LRA balances and higher than forecast delinquent mortgage payments in second quarter 2013. Accordingly, we recorded a provision for credit losses of $12,000 for the three months ended June 30, 2013. This provision partially offset the benefit we recorded in first quarter 2013, which was primarily due to more favorable estimates of future credit losses, primarily modest improvements in housing price assumptions. For the six months ended June 30, 2013,we recorded a benefit for credit losses of $29,000. There was no benefit or provision for credit losses required for the same periods in 2012.
Interest Expense
The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Interest Expense	2013	2012	Percent Increase/ (Decrease)	2013	2012	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligation discount notes	$3,211	$3,697	(13.1)	$7,713	$5,184	48.8
Consolidated obligation bonds	32,988	46,729	(29.4)	64,821	103,455	(37.3)
Deposits	33	41	(19.5)	77	58	32.8
Total interest expense	$36,232	$50,467	(28.2)	$72,611	$108,697	(33.2)

Consolidated Obligations
When we require funding with maturity terms of one year or less, we generally select the type of consolidated obligation based on whichever instrument—discount note or bond, sometimes paired with an accompanying derivative—is the most beneficial to the bank. Costs by type of instrument vary, depending on market conditions, including investor demand and availability of competing products. Our strategy can result in significant changes in the average balances of our consolidated obligation bonds and discount notes over relatively short periods, particularly when large percentages of our assets and liabilities have terms to maturity of one year or less.
Consolidated Obligation Discount Notes
Interest expense on consolidated obligation discount notes decreased by 13.1% and increased by 48.8% for the three and six months ended June 30, 2013, compared to the same periods in 2012. For the three months ended June 30, 2013, the decrease in interest expense on consolidated obligation discount notes was primarily due to lower yields, while for the six months ended June 30, 2013, the significantly higher average balance was the primary driver for the increased interest expense on consolidated obligation discount notes. The average balance of our consolidated obligation discount notes increased by $938.8 million and $4.4 billion during the three and six months ended June 30, 2013, compared to the same periods in 2012. The average cost of funds on such notes decreased by two basis points and increased by one basis point, to 0.08% and 0.09%, for the three and six months ended June 30, 2013, compared to the same periods in 2012.
Consolidated Obligation Bonds
Interest expense on consolidated obligation bonds decreased by 29.4% and 37.3% for the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to significant decreases in yield. Although interest rates on longer-term bonds increased significantly in May and June 2013, overall average yields declined by 29 and 17 basis points, to 0.77% and 0.89%, for the three and six months ended June 30, 2013, compared to the same periods in 2012. In addition, interest expense on consolidated obligation bonds was impacted by lower average balances, particularly for the six months ended June 30, 2013, compared to the same periods in 2012. The average balance of bonds decreased by $651.6 million and $5.0 billion, to $17.1 billion and $14.7 billion, for the three and six months ended June 30, 2013, compared to the same periods in 2012.
Deposits
Interest expense on deposits decreased by 19.5% and increased by 32.8%, to $33,000 and $77,000, for the three and six months ended June 30, 2013, compared to the same periods in 2012. The average balance of deposits increased by $63.3 million and $111.6 million to $439.6 million and $467.0 million. Average interest rates paid on deposits decreased by one basis point, to 0.03%, for the three months ended June 30, 2013, and was unchanged at 0.03%, for the six months ended June 30, 2013, compared to the same periods in 2012. Deposit levels generally vary based on our members' liquidity levels and market conditions, as well as the interest rates we pay on our deposits.

Effect of Derivatives and Hedging on Income
We use derivative instruments to manage our exposure to changes in interest rates and to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions and financial management strategies. We often use interest-rate exchange agreements to hedge fixed interest-rate advances and consolidated obligations by effectively converting the fixed interest rates to short-term variable interest rates (generally one- or three-month LIBOR). For example, when we fund a variable interest-rate advance with a fixed interest-rate consolidated obligation, we may enter into an interest-rate exchange agreement that effectively converts the fixed interest-rate consolidated obligation to a variable interest rate and locks in the spread between the consolidated obligation and the advance. In this example, net (loss) gain on derivatives and hedging activities would reflect only the impact on interest expense as a result of the hedging of the consolidated obligation and would exclude the impact of the changes on interest income as a result of interest-rate changes on the variable interest-rate advance because the advance is not hedged. To the extent that we hedge our interest-rate risk on such transactions, only the hedged side of the transaction is reflected in net (loss) gain on derivatives and hedging activities.
Our use of interest-rate exchange agreements increased our income by $11.9 million and $24.2 million for the three and six months ended June 30, 2013, compared to $23.5 million and $34.5 million for the same periods in 2012. The effect on income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances, (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates, and (3) converting fixed interest-rate AFS investments to variable interest rates. In addition, the net (loss) gain on derivatives and hedging activities includes the effect of the interest-rate swaps hedging our AFS securities (as discussed further below). See Note 8 in "Item 1. Financial Statements—Condensed Notes to Financial Statements" for detailed income and expense impacts by hedged item type for the three and six months ended June 30, 2013 and 2012, "—Financial Condition as of June 30, 2013 and December 31, 2012—Derivative Assets and Liabilities," and "—Other (Loss) Income" below for additional information on our outstanding interest-rate exchange agreements.
Other (Loss) Income
Other (loss) income includes the credit portion of OTTI loss, net (loss) gain on financial instruments held under fair value option, net realized gain (loss) on sale of AFS securities, net (loss) gain on derivatives and hedging activities, net realized loss on early extinguishment of consolidated obligations, and other miscellaneous income (including service fees) not included in net interest income. Because of the type of financial activity reported in this category, other (loss) income can be volatile from period to period. For instance, net (loss) gain on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves, and the credit portion of OTTI loss is highly dependent upon the performance of collateral underlying our PLMBS as well as our OTTI modeling assumptions.
The following table presents the components of our other (loss) income and the percentage change for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Other (Loss) Income	2013	2012	Percent Increase/(Decrease)	2013	2012	Percent Increase/(Decrease)
(in thousands, except percentages)
Credit portion of OTTI loss	$—	$(4,269)	100.0	$(342)	$(5,593)	93.9
Net (loss) gain on financial instruments held under fair value option	(158)	38	(515.8)	(580)	55	(1,154.5)
Net realized gain (loss) on sale of AFS securities	—	(51)	N/A	903	(51)	1,870.6
Net (loss) gain on derivatives and hedging activities	(601)	18,245	(103.3)	10	30,251	(100.0)
Net realized loss on early extinguishment of consolidated obligations	(276)	(587)	53.0	(575)	(2,547)	77.4
Other, net	339	479	(29.2)	590	913	(35.4)
Total other (loss) income	$(696)	$13,855	(105.0)	$6	$23,028	(100.0)

Total other (loss) income decreased by $14.6 million and $23.0 million for the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to decreases of $18.8 million and $30.2 million in net (loss) gain on derivatives and hedging activities, partially offset by decreases of $4.3 million and $5.3 million in credit-related OTTI loss and of

$311,000 and $2.0 million in net realized loss on early extinguishment of consolidated obligations. These changes in other (loss) income are discussed in more detail below.
Credit Portion of OTTI Loss
We recorded no additional credit losses on our PLMBS for the three months ended June 30, 2013 and $342,000 for the six months ended June 30, 2013, compared to $4.3 million and $5.6 million of such credit losses for the same periods in 2012.
See “—Financial Condition as of June 30, 2013 and December 31, 2012—Investments," "—Critical Accounting Policies and Estimates—OTTI of Securities," and Note 4 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information regarding our other-than-temporarily impaired securities.
Net (Loss) Gain on Financial Instruments Held Under Fair Value Option
For the three and six months ended June 30, 2013, we recorded net losses of $158,000 and $580,000 on our consolidated obligation bonds and discount notes on which we elected the fair value option, compared to gains of $38,000 and $55,000 for the same periods in 2012.
Net Realized (Loss) Gain on Sale of AFS Securities
During the six months ended June 30, 2013, we sold one AFS security with an unpaid principal balance of $60.1 million and carrying value of $40.9 million, resulting in a net gain of $903,000. During the six months ended June 30, 2012, we sold one AFS security with an unpaid principal balance of $40.0 million and carrying value of $55.9 million, resulting in a net loss of $51,000.
Net (Loss) Gain on Derivatives and Hedging Activities
For the three and six months ended June 30, 2013, we recorded decreases of $18.8 million and $30.2 million in our net (loss) gain on derivatives and hedging activities, compared to the same periods in 2012. The following table presents the components of net (loss) gain on derivatives and hedging activities for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net (Loss) Gain on Derivatives and Hedging Activities	2013	2012	2013	2012
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$(1,671)	$18,133	$(1,398)	$30,132
Total net (loss) gain related to fair value hedge ineffectiveness	(1,671)	18,133	(1,398)	30,132
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	136	121	507	15
Interest-rate swaptions	918	—	918	—
Net interest settlements	16	(9)	(17)	104
Total net gain related to derivatives not designated as hedging instruments	1,070	112	1,408	119
Net (loss) gain on derivatives and hedging activities	$(601)	$18,245	$10	$30,251

The decreases in the net (loss) gain on derivatives and hedging activities for the three and six months ended June 30, 2013, compared to the same periods in 2012, were primarily due to the effect of the maturing, in 2012, of interest-rate swaps hedging certain of our AFS securities and ineffectiveness in our other hedging relationships, primarily those hedging long-term consolidated obligation bonds, which have experienced significant fluctuations in fair value as a result of the recent volatility in long-term interest rates. Several of our AFS securities in benchmark fair value hedges were purchased at significant premiums with corresponding up-front swap fees. A significant portion of these hedged AFS securities (e.g., TLGP investments) and the derivatives hedging these securities matured during 2012. As a result, in first half 2013 and in future periods, the favorable impact of the changes in fair value on the derivatives hedging these securities will not be reflected in net (loss) gain on derivatives and hedging activities, nor will the unfavorable impact of the corresponding amortization of large up-front premiums paid on the AFS securities be reflected in interest income.
See “—Effect of Derivatives and Hedging on Income," "Financial Condition—Derivative Assets and Liabilities,” and Note 8 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information.
Net Realized Loss on Early Extinguishment of Consolidated Obligations
From time to time, we early extinguish consolidated obligations by exercising our rights to call consolidated obligations or by reacquiring such consolidated obligations on the open market. We early extinguish debt primarily to economically reduce the relative cost of our consolidated obligation bonds in future periods, particularly when the future yield of the replacement debt is expected to be lower than the yield for the extinguished bonds. Net realized loss on early extinguishment of consolidated obligations, comprised primarily of write-offs of unamortized concessions on called bonds, decreased by $311,000 and $2.0 million, to $276,000 and $575,000, for the three and six months ended June 30, 2013, compared to the same periods in 2012.
We continue to review our consolidated obligation portfolio for opportunities to call or otherwise extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets.
Other Expense
Other expense includes operating expenses, Finance Agency and Office of Finance assessments, and other items, consisting primarily of fees related to our mortgage loans held for portfolio that are paid to vendors and a one-time write-off of software. The following table presents the components of our other expense and the percentage changes for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Other Expense	2013	2012	Percent Increase/(Decrease)	2013	2012	Percent Increase/(Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$7,521	$7,236	3.9	$15,069	$14,896	1.2
Occupancy cost	1,725	1,514	13.9	3,656	3,080	18.7
Other operating	7,320	7,768	(5.8)	13,795	14,753	(6.5)
Finance Agency	527	1,002	(47.4)	1,394	2,203	(36.7)
Office of Finance	597	545	9.5	1,276	1,163	9.7
Loss on software write-off	4,027	—	N/A	4,027	—	N/A
Other	80	36	122.2	141	65	116.9
Total other expense	$21,797	$18,101	20.4	$39,358	$36,160	8.8
Total other expense increased by $3.7 million and $3.2 million, to $21.8 million and $39.4 million, for the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to a one-time $4.0 million write-off of software, partially offset by a decrease in Finance Agency expenses. Occupancy expenses increased for the three and six months ended June 30, 2013, compared to the same period in 2012, primarily due to overlapping rental expense and other expenses related to the relocation of the bank's headquarters in April 2013. Beginning in third quarter 2013, occupancy cost is expected to decline due to reductions in lease expenses.
Finance Agency and Office of Finance expenses represent costs allocated to us by those entities calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding compared to the FHLBank System as a whole.
Assessments
Our assessment for AHP is calculated as 10% of our net earnings before assessments. We recorded $1.2 million and $2.9 million of AHP assessments for the three and six months ended June 30, 2013, compared to $2.5 million and $4.0 million for the same periods in 2012.

Critical Accounting Policies and Estimates
Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. We base our estimates on historical experience and on other factors believed to be reasonable given the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Our significant accounting policies are summarized in “Part II. Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates” included in our 2012 10-K. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include determination of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization of premiums and accretion of discounts, and determination of allowances for credit losses. With the exception of changes in the significant inputs used to measure credit losses on our PLMBS determined to be other-than-temporarily impaired for the three months ended June 30, 2013, as discussed below, there were no significant changes to our critical accounting policies or to the judgments, assumptions, and estimates, as described in our 2012 10-K, during the six months ended June 30, 2013.
Determination of OTTI of Securities
The following table presents a summary of the significant inputs used to evaluate our PLMBS for OTTI for the three months ended June 30, 2013, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown. We had no securities determined to be other-than-temporarily impaired or further impaired during the three months ended June 30, 2013, and therefore did not record any credit losses for such period.

	Significant Inputs Used to Measure Credit Losses on PLMBS For the Three Months Ended June 30, 2013			As of June 30, 2013
	Cumulative Voluntary Prepayment Rates (1)	Cumulative Default Rates (1)	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average	Weighted Average	Weighted Average	Weighted Average
(in percentages)
Prime:
2008	11.9	21.0	40.6	22.3
2005	8.1	18.2	34.3	23.2
2004 and prior	14.8	5.1	29.2	11.9
Total prime	13.3	10.9	32.9	16.0
Alt-A:
2008	8.6	38.6	41.2	30.7
2007	4.8	60.7	47.0	21.2
2006	4.0	62.9	46.4	21.1
2005	5.7	42.9	40.5	25.5
2004 and prior	9.7	12.6	31.0	18.3
Total Alt-A	5.2	56.4	45.5	22.3
Total PLMBS	6.2	51.0	44.0	21.6

(1)	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

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

The following table represents the impact to credit-related OTTI for the three months ended June 30, 2013 for the more stressful housing price scenario described above, which assumes delayed recovery of the housing price index (HPI), compared to credit-related OTTI recorded using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	For the Three Months Ended June 30, 2013
	Actual Results - Base-Case HPI Scenario			Adverse HPI Scenario Results
PLMBS	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q2 2013 OTTI Credit Loss	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q2 2013 OTTI Credit Loss
(in thousands, except number of securities)
Alt-A *	—	$—	$—	6	$431,178	$(3,878)

*	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

As described in Note 4 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report, in our quarterly OTTI assessment, we evaluate each of our securities with a fair value less than amortized cost to determine whether there is any OTTI credit loss (i.e., the present value of the cash flows expected to be collected is less than the amortized cost basis). Any subsequent unfavorable changes in the amount and timing of cash flows expected to be collected could result in additional OTTI losses if, at subsequent evaluation dates, the fair value of our affected securities is less than their amortized cost.
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
Effective duration of equity is the market value weighted average of the effective durations of each asset, liability, and derivative position we hold that has market value. It is calculated by multiplying the market value of our assets by their respective effective durations minus the market value of our liabilities multiplied by their respective durations plus or minus (depending upon whether the market value of a derivative position is positive or negative) the market value of our derivatives multiplied by their respective effective durations. The net result of the calculation is divided by the market value of equity to obtain the effective duration of equity. All else being equal, higher effective duration numbers, whether positive or negative, indicate greater market value sensitivity to changes in interest rates.
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
After remaining relatively stable in the first four months of 2013, long-term interest rates began to experience significant volatility in late May and in turn, this interest-rate volatility significantly impacted our market-risk measures. During June 2013, we purchased $200 million of out-of-the money swaptions to reduce the negative convexity in our statement of condition and manage embedded caps in our investments. We also issued or terminated certain interest-rate swaps hedging bullet consolidated obligations, totaling over $700 million, to reduce our exposure to future increases in interest rates. We continue to monitor our risk measures carefully and are prepared to take further actions to manage our market risk exposure.
The following table summarizes our total statement of condition risk measures as of June 30, 2013 and December 31, 2012.

	As of	As of
Primary Risk Measures	June 30, 2013	December 31, 2012
Effective duration of equity	0.40	1.46
Effective convexity of equity	(2.51)	0.87
Effective key-rate-duration-of-equity mismatch	0.66	1.47
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(1.51)%	(1.76)%
- 100 basis point shock scenario	(1.53)%	0.18%
+ 200 basis point shock scenario	(4.18)%	(5.06)%
- 200 basis point shock scenario	(2.88)%	0.30%
+ 250 basis point shock scenario	(5.88)%	(7.12)%
- 250 basis point shock scenario	(3.11)%	0.30%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As noted above, as of June 30, 2013, the effective duration of equity reflected the volatile change in interest rates and the increase in hedging activity compared to that of December 31, 2012. The decrease in the effective convexity of equity as of June 30, 2013 from December 31, 2012 was primarily caused by the change in the convexity profile of our consolidated obligations, partially offset by the change in convexity of the derivatives hedging the consolidated obligations. Both the LIBOR and overnight index swap (OIS) rates and yields on consolidated obligations increased in second quarter 2013, but by different magnitudes for the various terms-to-maturity on the respective curves (effective December 31, 2012, we began valuing certain of our collateralized derivatives utilizing the OIS curve rather than the LIBOR curve). Effective key-rate-duration-of-equity mismatch decreased slightly as of June 30, 2013 from December 31, 2012, primarily due to the changes in the composition of our statements of condition.
The estimated change in our market value-of-equity sensitivity resulting from the plus and minus 100-, 200-, and 250-basis point changes in interest rates between June 30, 2013 and December 31, 2012 was the result of our negative effective convexity of equity profile, which is discussed above.
For market-risk management purposes, we disaggregate our operations into the following portfolios to better isolate the effects of credit/liquidity associated with MBS collateralized by Alt-A mortgage loans: (1) a credit/liquidity portfolio and (2) a basis and mortgage portfolio. The sum of the market values of these two portfolios equals the market value of the Seattle Bank. The credit/liquidity portfolio contains our mortgage-backed investments that are collateralized by Alt-A mortgage loans along with the liabilities that fund these assets and any associated hedging instruments. The basis and mortgage portfolio contains the Seattle

Bank's remaining operations, primarily consisting of our advances, short-term investments, mortgage loans held for portfolio, and mortgage-backed investments that are not collateralized by Alt-A mortgage loans, along with the funding and hedges associated with these assets. This disaggregation allows us to more accurately measure and manage interest-rate risk in the basis and mortgage portfolio. Similarly, the credit/liquidity portfolio allows more accurate identification of the credit/liquidity effects of this portfolio on our market-risk measures and our market value leverage ratio. We believe that this improvement in our risk management process provides greater transparency, a more granular assessment of market risk, and a means to more effectively manage our risks.
Our risk management policy limits apply only to the basis and mortgage portfolio risk measures. We were in compliance with these risk management policy limits as of June 30, 2013 and December 31, 2012. The following table summarizes our basis and mortgage portfolio risk measures and their respective limits as of June 30, 2013 and December 31, 2012.

	As of	As of	Risk Measure
Basis and Mortgage Portfolio Risk Measures and Limits	June 30, 2013	December 31, 2012	Limit
Effective duration of equity	0.47	1.46	+/-4.00
Effective convexity of equity	(2.27)	0.25	-5.00
Effective key-rate-duration-of-equity mismatch	0.52	1.14	+3.00
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(1.44)%	(1.79)%	-4.00%
- 100 basis point shock scenario	(1.06)%	0.31%	-4.00%
+ 200 basis point shock scenario	(3.81)%	(4.73)%	-8.00%
- 200 basis point shock scenario	(2.08)%	0.34%	-8.00%
+ 250 basis point shock scenario	(5.24)%	(6.49)%	-10.00%
- 250 basis point shock scenario	(2.29)%	0.29%	-10.00%
The changes in the effective duration of equity, effective convexity, effective key-rate-duration-of-equity mismatch, and estimated changes in our market value-of-equity sensitivity resulting from the plus and minus 100-, 200-, and 250-basis point changes in interest rates of our basis and mortgage portfolio as of June 30, 2013 from that as of December 31, 2012 are due to the same factors as those of our total bank asset and liability portfolio analysis discussed above.
Instruments that Address Market Risk
Consistent with Finance Agency regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, and swaptions, only to reduce the interest-rate exposure inherent in otherwise unhedged asset and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations—Financial Condition as of June 30, 2013 and December 31, 2012—Derivative Assets and Liabilities" for additional information.

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
Under the supervision and with the participation of the Seattle Bank's management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2013, the end of the period covered by this report. The evaluation of our disclosure controls and procedures included consideration of the control processes and errors that led to the restatement of our Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, the three months ended March 31, 2012 and 2011, the six months ended June 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011 (collectively the referenced periods). We had previously concluded that disclosure controls and procedures were effective in the previously reported referenced periods; however as a result of the material weakness described below, we have concluded that, as of June 30, 2013, and for the referenced periods, our disclosure controls and procedures were not effective.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
As of June 30, 2013, the end of the period covered by this report, we did not maintain effective controls over the preparation and review of our statements of cash flows. These control deficiencies resulted in errors in certain of our statements of cash flows as originally reported in the referenced periods, and which in turn, required restatements of our statements of cash flows for the referenced periods. Specifically, the controls over the review of the classification and presentation of cash flows from certain financing and investing activities were not operating effectively, which led to the misclassification of cash flows between operating activities, investing activities, and financing activities in the statements of cash flows for the referenced periods. Accordingly, our management determined that, when evaluated in the aggregate, the control deficiencies constituted a material weakness in internal control over financial reporting as of June 30, 2013, the end of the period covered by this report.
Remediation of Material Weakness
Since the May 24, 2013 filing of our 2012 10-K, as amended, we have implemented and enhanced certain controls and procedures affecting our internal control over financial reporting as they relate to the material weakness identified above. Specifically, we instituted the following changes in our internal control over financial reporting:

•	We have implemented enhanced account activity reconciliation processes and controls, including a detailed rationale for the classification of activity for each cash flow statement line item.

•	We have enhanced our review processes to include additional validations of statement of cash flow activity to statements of condition and statements of income accounts.
We believe these enhancements, together with a collective focus on the execution of existing controls, improve the quality of the statements of cash flows preparation and review processes and controls by increasing the importance of reconciling activity that affects multiple line items, providing clear communication and guidance as to how cash activity is reflected and reconciled to net income, and ensuring that the cash flow statement impact from new or infrequent transactions is analyzed thoroughly to ensure proper presentation. We believe the actions detailed above, which were implemented prior to and as of the filing date of this report, should remediate the material weakness in internal control over financial reporting; however, based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria, as of June 30, 2013, the filing date of this report, subsequent testing of multiple periods will be required to ascertain that the material weakness has been fully remediated.
Notwithstanding this material weakness, we have concluded, based on supplemental procedures and additional analysis performed to prepare the statement of cash flows, the enhanced review process and controls to remediate the material weakness related to our statements of cash flows for the six months ended June 30, 2013 and 2012, as described above, and the existing controls not impacted by this material weakness, that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
The president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's internal control over financial reporting performs similar functions as a principal financial officer), conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2013, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. The ongoing enhancements to the statement of cash flows preparation process and controls discussed above were the only changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for second quarter 2013.

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

ITEM 1A. RISK FACTORS
Our 2012 10-K includes a detailed discussion of our risk factors. The information below includes material updates to, and should be read in conjunction with, the risk factors included in our 2012 10-K and in our report on Form 10-Q for the quarterly period ended March 31, 2013.
Member failures, mergers, and consolidations may adversely affect our business. In particular, the loss of large members with significant amounts of advance business or the loss of substantial advance business from those members or potential large members could have a negative effect on our financial condition and results of operations.
Over the last several years, many financial institutions have failed, merged, or consolidated. As a result of such activity, since mid-2008, the Seattle Bank has lost 35 members, including our three largest borrowers and shareholders, Washington Mutual Bank, F.S.B., Merrill Lynch Bank USA, and Bank of America, Oregon, N.A. Further, the challenges facing financial services institutions through increased regulatory uncertainty, higher required levels of capital, and sluggish economic growth have diminished the formation of new financial institutions following the financial crisis and have contributed to the rate of mergers and consolidations. If there is a continuation of failures, mergers, and consolidations, particularly mergers or consolidations of institutions within our district by out-of-district acquirers, there may be a reduced number of current and potential members in our district. The resulting loss of business could negatively impact our financial condition and results of operations.

In addition, our advance and capital stock balances are concentrated with commercial banks and thrift institutions, and we are subject to customer concentration risk due to our reliance on a relatively small number of members for a large portion of our total advance business and resulting advance interest income.
To illustrate these risks, in March 2013, we received notice from Bank of America Oregon, N.A., our largest borrower, of its plans to merge into its parent, BANA, and on April 1, 2013, the merger was completed. On that date, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's business activity will eventually decline to zero as the outstanding advances mature. Approximately 20% of the entity's $3.8 billion in outstanding advances will mature in 2013 and substantially all of its remaining advances mature between 2015 and 2016. We expect that, all other things being equal, the loss of Bank of America Oregon, N.A. as a member will begin to negatively impact our net income and CMA assets-to-total assets ratio in 2015 as a large percentage of BANA's advances will mature in 2015. Further, in 2018, when we begin to be required to repurchase BANA's outstanding capital stock (assuming no regulatory or other limitations prevent us from doing so), we expect further negative impact on our net income primarily driven by a reduction in our earnings from assets funded with capital paid in with respect to BANA's stock. It is difficult to predict the impact on our return on equity as that will vary based on investment opportunities and interest rates, among other things.
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

Subsequent to filing our 2012 10-K, and as a result of ongoing enhancements to our statement of cash flows preparation process, we became aware of presentation errors in cash flows from certain financing and investing activities in the statements of cash flows for the years ended December 31, 2012, 2011, and 2010, the three months ended March 31, 2012 and 2011, the six months ended June 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011 (collectively, the referenced periods), which led to the misclassification of cash flows between operating activities, investing activities, and financing activities. On April 25, 2013, after informing and receiving authorization from our Board, we concluded that the financial statements for the referenced periods should not be relied upon and that restatements were required for the referenced periods, which were filed with the SEC in May 2013. Although the errors did not have any impact on the "net change in cash and due from banks" previously reported on the statements of cash flows, or on the statements of condition, statements of income, statements of comprehensive income, or statements of capital for the referenced periods, and we believe we have implemented enhanced review processes and controls to remediate the material weakness, if we are unable to successfully remediate the material weakness or maintain adequate internal control over financial reporting in the future, we could become subject to a number of additional risks and uncertainties, including loss of member confidence, adverse action by the Finance Agency, and increased costs for accounting and legal fees.

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

Federal Home Loan Bank of Seattle

By:	/s/ Michael L. Wilson	Dated:	August 8, 2013
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	August 8, 2013
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