Form 10-Q
period 2013-09-30
Federal Home Loan Bank of Seattle
filed 2013-11-08
CIK 1329701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐ No  ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of October 31, 2013, the Federal Home Loan Bank of Seattle had outstanding 1,157,748 shares of its Class A capital stock and 25,776,765 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2013

PART I.

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION (Unaudited)

	As of	As of
	September 30, 2013	December 31, 2012
(in thousands, except par value)
Assets
Cash and due from banks	$223	$454
Deposits with other Federal Home Loan Banks (FHLBanks)	117	70
Securities purchased under agreements to resell	3,500,000	5,600,000
Federal funds sold	6,684,700	7,143,200
Investment securities:
Available-for-sale (AFS) securities (Note 2)	5,894,501	3,877,964
Held-to-maturity (HTM) securities (fair values of $9,379,921 and $8,475,278) (Note 3)	9,373,242	8,418,411
Total investment securities	15,267,743	12,296,375
Advances (Note 5)	10,799,714	9,135,243
Mortgage loans held for portfolio, net (includes $1,176 and $2,326 of allowance for credit losses) (Notes 6 and 7)	843,520	1,059,308
Accrued interest receivable	40,682	44,350
Premises, software, and equipment, net	16,576	15,310
Derivative assets, net (Note 8)	74,585	105,582
Other assets	11,648	20,725
Total Assets	$37,239,508	$35,420,617
Liabilities
Interest-bearing deposits	$460,551	$541,408
Consolidated obligations (Note 9):
Discount notes (includes $1,249,635 and $1,249,442 at fair value under fair value option)	14,573,451	21,417,653
Bonds (includes $1,000,050 and $499,986 at fair value under fair value option)	18,914,535	10,496,762
Total consolidated obligations	33,487,986	31,914,415
Mandatorily redeemable capital stock (Note 10)	1,770,048	1,186,204
Accrued interest payable	66,582	69,172
Affordable Housing Program (AHP) payable	20,474	18,330
Derivative liabilities, net (Note 8)	51,762	85,893
Other liabilities	304,097	31,160
Total liabilities	36,161,500	33,846,582
Commitments and contingencies (Note 13)
Capital (Note 10)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 8,749 and 14,630	874,900	1,463,045
Class A capital stock putable ($100 par value) - issued and outstanding shares: 482 and 1,092	48,160	109,222
Total capital stock	923,060	1,572,267
Retained earnings:
Unrestricted	226,717	189,213
Restricted	48,456	39,023
Total retained earnings	275,173	228,236
Accumulated other comprehensive loss (AOCL) (Note 10)	(120,225)	(226,468)
Total capital	1,078,008	1,574,035
Total Liabilities and Capital	$37,239,508	$35,420,617

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands)
Interest Income
Advances	$17,941	$20,139	$52,803	$63,990
Prepayment fees on advances, net	4,188	1,411	5,868	9,846
Interest-bearing deposits	12	23	43	58
Securities purchased under agreements to resell	530	2,148	4,415	5,220
Federal funds sold	2,281	3,334	7,912	8,174
AFS securities	13,721	7,638	34,053	19,759
HTM securities	20,969	24,307	69,795	80,729
Mortgage loans held for portfolio	11,253	16,096	37,114	48,960
Loans to other FHLBanks	2	—	2	—
Total interest income	70,897	75,096	212,005	236,736
Interest Expense
Consolidated obligations - discount notes	1,940	5,230	9,653	10,414
Consolidated obligations - bonds	33,343	38,781	98,164	142,236
Deposits	35	36	112	94
Mandatorily redeemable capital stock	452	—	452	—
Total interest expense	35,770	44,047	108,381	152,744
Net Interest Income	35,127	31,049	103,624	83,992
Less: Benefit for credit losses	(989)	(2,368)	(1,018)	(2,368)
Net Interest Income after Benefit for Credit Losses	36,116	33,417	104,642	86,360
Other Income (Loss)
Total other-than-temporary impairment (OTTI) loss (Note 4)	—	—	—	(161)
Net amount of OTTI loss reclassified from AOCL	(1,495)	(1,982)	(1,837)	(7,414)
Net OTTI loss, credit portion	(1,495)	(1,982)	(1,837)	(7,575)
Net (loss) gain on financial instruments held under fair value option (Note 11)	(300)	(35)	(880)	20
Net realized gain on sale of AFS securities	—	381	903	330
Net gain on derivatives and hedging activities (Note 8)	2,720	2,435	2,730	32,686
Net realized gain (loss) on early extinguishment of consolidated obligations	2,307	(1,493)	1,732	(4,040)
Other, net	872	650	1,462	1,563
Total other income (loss)	4,104	(44)	4,110	22,984
Other Expense
Operating:
Compensation and benefits	7,481	6,962	22,550	21,858
Other operating	8,224	9,386	25,675	27,219
Federal Housing Finance Agency (Finance Agency)	526	1,003	1,920	3,206
Office of Finance	655	702	1,931	1,865
Other, net	49	34	4,217	99
Total other expense	16,935	18,087	56,293	54,247
Income before Assessments	23,285	15,286	52,459	55,097
Assessments
AHP	2,374	1,529	5,291	5,510
Total assessments	2,374	1,529	5,291	5,510
Net Income	$20,911	$13,757	$47,168	$49,587

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands)
Net income	$20,911	$13,757	$47,168	$49,587
Other comprehensive income:
Net unrealized (loss) gain on AFS securities	(4,303)	4,037	(24,734)	(1,855)
Net non-credit portion of OTTI (loss) gain on AFS securities:
Net change in fair value of OTTI securities	(5,843)	179,062	121,752	279,320
Reclassification of non-credit portion included in net income	1,495	1,982	1,837	7,575
Net unrealized (loss) gain on noncredit portion of impairment losses on AFS securities	(324)	—	5,837	—
Reclassification of net realized gain on sale of AFS securities included in net income	—	—	(903)	—
Total net non-credit portion of OTTI (loss) gain on AFS securities	(4,672)	181,044	128,523	286,895
Net non-credit portion of OTTI gain (loss) on HTM securities:
Non-credit portion	—	—	—	(161)
Accretion of non-credit portion	788	463	2,410	1,413
Total net non-credit portion of OTTI gain (loss) on HTM securities	788	463	2,410	1,252
Pension benefits	14	10	44	193
Total comprehensive income	$12,738	$199,311	$153,411	$336,072

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL (Unaudited)

For the Nine Months Ended September 30, 2013 and 2012	Class A Capital Stock (1)		Class B Capital Stock (1)		Retained Earnings			AOCL	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted (Note 10)	Restricted (Note 10)	Total
(amounts and shares in thousands)
Balance, December 31, 2011	1,194	$119,338	16,203	$1,620,339	$132,575	$24,863	$157,438	$(610,612)	$1,286,503
Proceeds from issuance of capital stock	—	—	47	4,675	—	—	—	—	4,675
Repurchases of capital stock	(36)	(3,566)	(78)	(7,852)	—	—	—	—	(11,418)
Net shares reclassified to mandatorily redeemable capital stock	(22)	(2,213)	(1,518)	(151,753)	—	—	—	—	(153,966)
Comprehensive income	—	—	—	—	39,670	9,917	49,587	286,485	336,072
Balance, September 30, 2012	1,136	$113,559	14,654	$1,465,409	$172,245	$34,780	$207,025	$(324,127)	$1,461,866
Balance, December 31, 2012	1,092	$109,222	14,630	$1,463,045	$189,213	$39,023	$228,236	$(226,468)	$1,574,035
Proceeds from issuance of capital stock	—	—	86	8,637	—	—	—	—	8,637
Repurchases of capital stock	(118)	(11,785)	(153)	(15,298)	—	—	—	—	(27,083)
Net shares reclassified to mandatorily redeemable capital stock	(492)	(49,277)	(5,814)	(581,484)	—	—	—	—	(630,761)
Dividends - cash	—	—	—	—	(231)	—	(231)	—	(231)
Comprehensive income	—	—	—	—	37,735	9,433	47,168	106,243	153,411
Balance, September 30, 2013	482	$48,160	8,749	$874,900	$226,717	$48,456	$275,173	$(120,225)	$1,078,008

(1) Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
(in thousands)
Operating Activities
Net income	$47,168	$49,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(14,599)	16,735
Net OTTI loss, credit portion	1,837	7,575
Net realized gain on sale of AFS securities	(903)	(330)
Net change in fair value adjustments on financial instruments held under fair value option	880	(20)
Net change in net fair value adjustment on derivatives and hedging activities	43,300	(77,357)
Net realized (gain) loss on early extinguishment of consolidated obligations	(1,732)	4,040
Net realized loss on disposal of premises and equipment	4,014	—
Benefit for credit losses	(1,018)	(2,368)
Other adjustments	257	162
Net change in:
Accrued interest receivable	3,671	17,827
Other assets	12,335	4,874
Accrued interest payable	(2,590)	(30,483)
Other liabilities	2,622	(1,052)
Total adjustments	48,074	(60,397)
Net cash provided by (used in) operating activities	95,242	(10,810)
Investing Activities
Net change in:
Interest-bearing deposits	(31,090)	9,358
Deposits with other FHLBanks	(47)	(103)
Securities purchased under agreements to resell	2,100,000	(650,000)
Federal funds sold	458,500	(2,429,201)
Loans to other FHLBanks	—	(40,000)
Premises, software and equipment	(9,058)	(1,557)
AFS securities:
Proceeds from long-term	774,571	6,915,142
Proceeds from sales of long-term	41,799	82,719
Purchases of long-term	(2,819,477)	(722,076)
HTM securities:
Net (increase) decrease in short-term	(307,030)	680,107
Proceeds from long-term	1,732,691	1,321,782
Purchases of long-term	(2,105,696)	(2,873,531)
Advances:
Proceeds	30,711,506	29,195,465
Made	(32,489,896)	(26,863,754)
Mortgage loans:
Principal collected	213,829	216,505
Net cash (used in) provided by investing activities	(1,729,398)	4,840,856

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Nine Months Ended September 30,
	2013	2012
(in thousands)
Financing Activities
Net change in:
Deposits	$(77,257)	$144,087
Net proceeds on derivative contracts with financing elements	17,955	14,886
Net proceeds from issuance of consolidated obligations:
Discount notes	727,878,165	496,375,711
Bonds	14,072,910	24,886,115
Payments for maturing and retiring consolidated obligations:
Discount notes	(734,721,691)	(490,022,185)
Bonds	(5,470,563)	(36,210,225)
Proceeds from issuance of capital stock	8,637	4,675
Payments for repurchase/redemption of mandatorily redeemable capital stock	(46,917)	(12,730)
Payments for repurchase of capital stock	(27,083)	(11,418)
Cash dividends paid	(231)	—
Net cash provided by (used in) financing activities	1,633,925	(4,831,084)
Net change in cash and due from banks	(231)	(1,038)
Cash and due from banks at beginning of the period	454	1,286
Cash and due from banks at end of the period	$223	$248

Supplemental Disclosures
Interest paid	$110,971	$183,225
AHP payments, net	$3,147	$1,821
Transfers of mortgage loans to real estate owned (REO)	$2,835	$3,998

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 1—Basis of Presentation, Use of Estimates, and Recently Issued or Adopted Accounting Guidance
Basis of Presentation
These unaudited financial statements and condensed notes should be read in conjunction with the financial statements and related notes for the years ended December 31, 2012, 2011, and 2010 (2012 Financial Statements) included in the 2012 annual report on Form 10-K, as amended, (2012 10-K) of the Federal Home Loan Bank of Seattle (Seattle Bank). These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Article 10 of the Securities and Exchange Commission's (SEC) Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the financial condition, operating results, and cash flows for the interim periods have been included. The financial condition as of September 30, 2013 and the operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the condition or results that may be expected as of or for the year ending December 31, 2013.
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
Framework for Adversely Classifying Certain Assets
On April 9, 2012, the Finance Agency issued an advisory bulletin that establishes a standard and uniform methodology for classifying loans, REO, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-

offs based on these classifications. This guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adoption of the accounting guidance in AB 2012-02 is effective January 1, 2015. We are currently assessing the provisions of this advisory bulletin, and we have not yet determined its effect on our financial condition, results of operations, or cash flows.
Disclosures about Offsetting Assets and Liabilities
On December 16, 2011, the FASB and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on an entity's financial position, whether an entity's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance, which was amended on January 31, 2013, clarifies that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting agreement or similar arrangement, and requires an entity to disclose both gross and net information about derivative, repurchase, and security lending instruments that meet this criteria. This guidance, as amended, became effective for the Seattle Bank for interim and annual periods beginning on January 1, 2013 and was applied retrospectively for all comparative periods presented. The adoption of this guidance resulted in increased interim and annual financial statement disclosures, but did not affect our financial condition, results of operations, or cash flows.
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

Note 2—Available-for-Sale Securities
Major Security Types
The following tables summarize our AFS securities as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-Mortgage-Backed Securities (MBS):
Other U.S. agency obligations (2)	$2,584,356	$—	$12,457	$(7,575)	$2,589,238
Government-sponsored enterprise (GSE) obligations (3)	2,065,345	—	2,948	(16,471)	2,051,822
Total non-MBS	4,649,701	—	15,405	(24,046)	4,641,060
MBS:
Residential private-label MBS (PLMBS)	1,348,979	(101,375)	5,837	—	1,253,441
Total	$5,998,680	$(101,375)	$21,242	$(24,046)	$5,894,501

	As of December 31, 2012
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
Other U.S. agency obligations (2)	$1,159,869	$—	$7,081	$(32)	$1,166,918
GSE obligations (3)	1,408,238	—	9,064	(20)	1,417,282
Total non-MBS	2,568,107	—	16,145	(52)	2,584,200
MBS:
Residential PLMBS	1,517,825	(224,061)	—	—	1,293,764
Total	$4,085,932	$(224,061)	$16,145	$(52)	$3,877,964

(1)	Includes unpaid principal balance, accretable discounts and premiums, fair value hedge accounting adjustments, and OTTI charges recognized in earnings.

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

The amortized cost basis of our PLMBS classified as AFS includes credit-related OTTI losses of $381.2 million and $420.9 million as of September 30, 2013 and December 31, 2012. As of September 30, 2013, the amortized cost basis and the fair values of our non-MBS AFS securities included $114.4 million of unamortized purchase premium and $6.8 million of unaccreted purchased discount. In addition, as of September 30, 2013 and December 31, 2012, the amortized cost basis and and fair values of our non-MBS securities reflected unfavorable basis adjustments of $90.7 million and favorable basis adjustments of $5.9 million related to fair value hedges. The portion of the change in fair value of the AFS securities related to the risk being hedged is recorded in other income (loss) as "net gain on derivatives and hedging activities" together with the related change in the fair value of the derivatives. The remainder of the change in fair value of the hedged AFS securities, as well as the change in fair value of our non-hedged AFS securities, is recorded in AOCL as "net unrealized (loss) gain on AFS securities."

During the nine months ended September 30, 2013, we sold one AFS security. The proceeds of the sale were $41.8 million and resulted in a gain of $903,000. During the nine months ended September 30, 2012, we sold three AFS securities. The proceeds of the sales were $82.7 million and resulted in a net gain of $330,000.
As of September 30, 2013 and December 31, 2012, we held $469.2 million and $503.1 million of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board of Directors (Board). See Note 12 for additional information concerning these related parties.

Unrealized Losses on AFS Securities
The following tables summarize our AFS securities in an unrealized loss position as of September 30, 2013 and December 31, 2012, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2013
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$1,583,304	$(7,575)	$—	$—	$1,583,304	$(7,575)
GSE obligations	1,011,948	(16,471)	—	—	1,011,948	(16,471)
Total non-MBS	2,595,252	(24,046)	—	—	2,595,252	(24,046)
MBS:
Residential PLMBS *	23,777	(615)	981,302	(100,760)	1,005,079	(101,375)
Total	$2,619,029	$(24,661)	$981,302	$(100,760)	$3,600,331	$(125,421)

	As of December 31, 2012
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$29,088	$(32)	$—	$—	$29,088	$(32)
GSE obligations	99,254	(20)	—	—	99,254	(20)
Total non-MBS	128,342	(52)	—	—	128,342	(52)
MBS:
Residential PLMBS *	—	—	1,293,764	(224,061)	1,293,764	(224,061)
Total	$128,342	$(52)	$1,293,764	$(224,061)	$1,422,106	$(224,113)

*     Includes investments for which a portion of OTTI has been recognized in AOCL.

Redemption Terms
The amortized cost basis and fair value, as applicable, of AFS securities by contractual maturity as of September 30, 2013 and December 31, 2012 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of September 30, 2013		As of December 31, 2012
Year of Maturity	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-MBS:
Due in less than one year	$198,128	$198,238	$695,295	$696,441
Due after one year through five years	855,798	858,589	244,834	245,150
Due after five years through 10 years	651,542	647,323	397,643	399,535
Due after 10 years	2,944,233	2,936,910	1,230,335	1,243,074
Total non-MBS	4,649,701	4,641,060	2,568,107	2,584,200
MBS:
Due after 10 years	1,348,979	1,253,441	1,517,825	1,293,764
Total	$5,998,680	$5,894,501	$4,085,932	$3,877,964

Interest-Rate Payment Terms
The following table summarizes the amortized cost of our AFS securities by interest-rate payment terms as of September 30, 2013 and December 31, 2012.

	As of	As of
Amortized Cost of AFS Securities by Interest-Rate Payment Terms	September 30, 2013	December 31, 2012
(in thousands)
Non-MBS:
Fixed	$3,504,901	$1,797,154
Variable	1,144,800	770,953
Total non-MBS	4,649,701	2,568,107
MBS:
Variable	1,348,979	1,517,825
Total	$5,998,680	$4,085,932

Credit Risk
A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities, are included in Note 4.

Note 3—Held-to-Maturity Securities
Major Security Types
The following tables summarize our HTM securities as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit	$576,000	$—	$576,000	$9	$(1)	$576,008
Other U.S. agency obligations (3)	19,781	—	19,781	205	(4)	19,982
State or local housing obligations	1,272,079	—	1,272,079	58	(13,822)	1,258,315
Total non-MBS	1,867,860	—	1,867,860	272	(13,827)	1,854,305
MBS:
Residential:
Other U.S. agency (3)	116,932	—	116,932	180	—	117,112
GSE (4)	5,591,535	—	5,591,535	40,045	(6,496)	5,625,084
PLMBS	460,454	(15,206)	445,248	8,733	(20,828)	433,153
Commercial (multi-family):
GSE (4)	1,351,667	—	1,351,667	41	(1,441)	1,350,267
Total MBS	7,520,588	(15,206)	7,505,382	48,999	(28,765)	7,525,616
Total	$9,388,448	$(15,206)	$9,373,242	$49,271	$(42,592)	$9,379,921

	As of December 31, 2012
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit	$269,000	$—	$269,000	$11	$—	$269,011
Other U.S. agency obligations (3)	22,599	—	22,599	227	(4)	22,822
GSE obligations (4)	299,954	—	299,954	3,617	—	303,571
State or local housing obligations	708,776	—	708,776	1,528	(307)	709,997
Total non-MBS	1,300,329	—	1,300,329	5,383	(311)	1,305,401
MBS:
Residential:
Other U.S. agency (3)	141,034	—	141,034	394	—	141,428
GSE (4)	6,213,529	—	6,213,529	84,932	(385)	6,298,076
PLMBS	594,970	(17,616)	577,354	4,839	(37,971)	544,222
Commercial (multi-family):
GSE (4)	186,165	—	186,165	100	(114)	186,151
Total MBS	7,135,698	(17,616)	7,118,082	90,265	(38,470)	7,169,877
Total	$8,436,027	$(17,616)	$8,418,411	$95,648	$(38,781)	$8,475,278

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.

(2)	Represents the difference between fair value and carrying value.

(3)	Consists of obligations or securities issued by one or more of the following: Government National Mortgage Association (GNMA), Small Business Administration (SBA) and U.S. AID.

(4)	Consists of securities issued by one or more of the following: Freddie Mac, Fannie Mae, and TVA.

The amortized cost basis of our HTM MBS investments determined to be other-than-temporarily impaired includes $778,000 and $803,000 of credit-related OTTI losses as of September 30, 2013 and December 31, 2012. The amortized cost of our other HTM MBS includes gross amortizable premium of $25.1 million and $21.7 million, and gross accretable discount of $7.3 million and $7.8 million as of September 30, 2013 and December 31, 2012.
As of September 30, 2013 and December 31, 2012, we held $155.1 million and $190.5 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 12 for additional information concerning these related parties.

Unrealized Losses on HTM Securities
The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2013 and December 31, 2012. The gross unrealized losses include OTTI charges recognized in AOCL and gross unrecognized holding losses.

	As of September 30, 2013
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Certificate of deposit	$414,999	$(1)	$—	$—	$414,999	$(1)
Other U.S. agency obligations	227	—	968	(4)	1,195	(4)
State or local housing obligations	1,161,222	(13,733)	2,246	(89)	1,163,468	(13,822)
Total non-MBS	1,576,448	(13,734)	3,214	(93)	1,579,662	(13,827)
MBS:
Residential:
GSEs	1,906,531	(6,170)	75,363	(326)	1,981,894	(6,496)
PLMBS	40,065	(273)	358,310	(35,761)	398,375	(36,034)
Commercial (multi-family):
GSEs	1,266,824	(1,441)	—	—	1,266,824	(1,441)
Total MBS	3,213,420	(7,884)	433,673	(36,087)	3,647,093	(43,971)
Total	$4,789,868	$(21,618)	$436,887	$(36,180)	$5,226,755	$(57,798)

	As of December 31, 2012
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$233	$—	$1,083	$(4)	$1,316	$(4)
State or local housing obligations	1,485	(189)	937	(118)	2,422	(307)
Total non-MBS	1,718	(189)	2,020	(122)	3,738	(311)
MBS:
Residential:
GSEs	128,332	(356)	63,313	(29)	191,645	(385)
PLMBS	—	—	405,275	(55,587)	405,275	(55,587)
Commercial (multi-family):
GSEs	102,150	(114)	—	—	102,150	(114)
Total MBS	230,482	(470)	468,588	(55,616)	699,070	(56,086)
Total	$232,200	$(659)	$470,608	$(55,738)	$702,808	$(56,397)

Redemption Terms
The amortized cost basis, carrying value, and fair value, as applicable, of HTM securities by contractual maturity as of September 30, 2013 and December 31, 2012 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of September 30, 2013			As of December 31, 2012
Year of Maturity	Amortized Cost Basis	Carrying Value (1)	Fair Value	Amortized Cost Basis	Carrying Value (1)	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$590,240	$590,240	$590,251	$578,259	$578,259	$581,889
Due after one year through five years	232,410	232,410	231,930	121,112	121,112	121,303
Due after five years through 10 years	223,495	223,495	222,497	138,114	138,114	138,432
Due after 10 years	821,715	821,715	809,627	462,844	462,844	463,777
Total non-MBS	1,867,860	1,867,860	1,854,305	1,300,329	1,300,329	1,305,401
Total MBS	7,520,588	7,505,382	7,525,616	7,135,698	7,118,082	7,169,877
Total	$9,388,448	$9,373,242	$9,379,921	$8,436,027	$8,418,411	$8,475,278

(1)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit-related impairment recognized in AOCL.

Interest-Rate Payment Terms
The following table summarizes our HTM securities by interest-rate payment terms as of September 30, 2013 and December 31, 2012.

	As of	As of
Amortized Cost of HTM Securities by Interest-Rate Payment Terms	September 30, 2013	December 31, 2012
(in thousands)
Non-MBS:
Fixed	$649,165	$598,340
Variable	1,218,695	701,989
Total non-MBS	1,867,860	1,300,329
MBS:
Fixed	1,270,414	1,120,271
Variable	6,250,174	6,015,427
Total MBS	7,520,588	7,135,698
Total	$9,388,448	$8,436,027

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

Assessment for OTTI
We evaluate each of our AFS and HTM investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider (1) our intent to sell each such investment security and (2) whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, for our PLMBS, we perform a cash flow analysis to determine whether the entire amortized cost basis of the impaired security, including all previously recognized OTTI losses, will be recovered. If we do not expect to recover the entire amount, the security is considered to be other-than-temporarily impaired or further impaired. We then evaluate the OTTI to determine the amount of credit loss recognized in earnings, which is limited to the amount of each security's unrealized loss.
PLMBS
Our investments in PLMBS were rated "AAA" (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody's Investor Service (Moody's) or Standard & Poor's Ratings Services (S&P), at their respective purchase dates. The "AAA"-rated securities achieved their ratings primarily through credit enhancement, such as subordination and over-collateralization.
To ensure consistency in determination of OTTI for PLMBS among all FHLBanks, the FHLBanks utilize a system-wide governance committee (OTTI Governance Committee) and formal process to ensure consistency in key OTTI modeling assumptions used for the purposes of cash flow analysis for these securities. As part of our quarterly OTTI evaluation, we review and approve the key modeling assumptions determined by the FHLBanks' system-wide process, and we perform OTTI cash flow analyses on our entire PLMBS portfolio using the FHLBanks' common platform and approved assumptions.
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
We update our estimate of future estimated cash flows on a quarterly basis. At each quarter-end, we perform our OTTI cash flow analyses using third-party models that consider individual borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSA), which are based upon an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 5.0% to an increase of 8.0% over the twelve month period beginning July 1, 2013. For the vast majority of markets, the short-term housing price forecast has changes from a decrease of 1.0% to an increase of 7.0%. Thereafter, home prices were projected to recover using one of five different recovery paths.

The table below presents the range of projected home price recovery by months as of September 30, 2013.

	As of September 30, 2013
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
Based on our analysis, we recorded $1.5 million of additional OTTI credit losses in third quarter 2013 on one security determined to be other-than-temporarily impaired in prior reporting periods. No additional securities were determined to be other-than-temporarily impaired during third quarter 2013. During the nine months ended September 30, 2013, we sold one other-than-temporarily impaired security that had recovered its amortized cost basis. We have the intent and ability to hold our other-than-temporarily impaired securities until their fair values exceed their amortized cost bases. See Note 2 for additional information on this sale.
The following table summarizes key information as of September 30, 2013 for the PLMBS on which we have recorded OTTI charges during the life of the security (i.e., impaired prior to September 30, 2013).

	As of September 30, 2013
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$93,123	$92,383	$77,177	$85,428	$1,730,240	$1,348,979	$1,253,441

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.

(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Credit Loss Component of OTTI Loss	2013	2012	2013	2012
(in thousands)
Balance, beginning of period	$390,201	$516,289	$421,513	$513,229
Additions:
Additional OTTI credit losses on securities on which an OTTI loss was previously recognized *	1,495	1,982	1,837	7,575
Total additional credit losses recognized in period noted	1,495	1,982	1,837	7,575
Reductions:
Securities sold and maturing during the period, including actual cash losses	(3,904)	(20,482)	(27,420)	(20,766)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (amount recognized in interest income in period noted)	(5,802)	(2,346)	(13,940)	(4,595)
Balance, end of period	$381,990	$495,443	$381,990	$495,443

*    Relates to securities that were determined to be other-than-temporarily impaired prior to the beginning of the period.

All Other AFS and HTM Securities
Certain of our remaining AFS and HTM investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace and interest-rate volatility in the U.S. mortgage and credit markets. Based on current information, we determined that, for these investments, the underlying collateral or the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery. As a result, we do not consider any of our other investments to be other-than-temporarily impaired as of September 30, 2013.

Note 5—Advances
Redemption Terms
We offer a wide range of fixed and variable interest-rate advance products with different maturities, interest rates, payment terms, and optionality. Fixed interest-rate advances generally have maturities ranging from one day to 30 years. Variable interest-rate advances generally have maturities ranging from one to 10 years, where the interest rates reset periodically at a fixed spread to LIBOR. We had advances outstanding at interest rates ranging from 0.18% to 8.22% as of September 30, 2013, and 0.23% to 8.22% as of December 31, 2012.

The following table summarizes our advances outstanding as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013		As of December 31, 2012
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$2,787,753	0.38	$4,450,765	0.57
Due after one year through two years	2,004,393	0.70	265,074	2.29
Due after two years through three years	2,787,246	1.15	659,953	2.40
Due after three years through four years	783,583	3.89	798,479	3.26
Due after four years through five years	859,409	2.62	992,986	3.84
Thereafter	1,440,398	2.83	1,713,882	2.72
Total par value	10,662,782	1.41	8,881,139	1.78
Commitment fees	(382)		(421)
Premium on advances	8,081		2,816
Discount on advances	(7,090)		(8,018)
Hedging adjustments	136,323		259,727
Total	$10,799,714		$9,135,243
We offer advances to members that may be prepaid on specified dates without incurring prepayment or termination fees (e.g., callable advances and choice advances, an advance on which the interest-rate resets at specified intervals based on a spread to our short-term cost of funds and may be prepaid at any repricing date without incurring a prepayment fee). As of September 30, 2013 and December 31, 2012, we had no callable or choice advances outstanding. Other advances, including symmetrical prepay advances, may only be prepaid subject to a fee sufficient to make us economically indifferent to a borrower's decision to prepay an advance or maintain the advance until contractual maturity. In the case of our standard advance products, the fee cannot be less than zero; however, the symmetrical prepayment advance removed this floor, resulting in a potential payment to the borrower under certain circumstances. We hedge these advances to ensure that we remain economically indifferent to the borrower's decision to prepay such an advance. Symmetrical prepay advances outstanding as of September 30, 2013 and December 31, 2012 totaled $412.5 million and $436.3 million.
We also offer putable and convertible advances. With a putable advance, we effectively purchase a put option from the member that allows us the right to terminate the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase sufficiently above the interest rate that existed when the putable advance was issued. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $1.1 billion and $1.7 billion as of September 30, 2013 and December 31, 2012. Convertible advances allow us to convert an advance from one interest-payment term structure to another. When issuing convertible advances, we may purchase put options from a member that allow us to convert the variable interest-rate advance to a fixed interest-rate advance at the current market rate after an agreed-upon lockout period. The fixed interest rate on a convertible advance is determined at origination. These types of advances, among others, contain embedded derivatives, which are evaluated at the time of issuance to determine whether the embedded derivatives should be accounted for as a bifurcated derivative. We had no variable-to-fixed interest-rate advances outstanding that had not converted to fixed interest rates as of September 30, 2013 and December 31, 2012.

The following table summarizes our advances by next put/convert date as of September 30, 2013 and December 31, 2012.

	As of	As of
Advances by Next Put/Convert Date	September 30, 2013	December 31, 2012
(in thousands)
Due in one year or less	$3,928,269	$6,053,281
Due after one year through two years	1,974,893	240,074
Due after two years through three years	2,373,230	493,453
Due after three years through four years	481,083	364,463
Due after four years through five years	694,909	470,986
Thereafter	1,210,398	1,258,882
Total par value	$10,662,782	$8,881,139

The following table summarizes our advances by interest-rate payment terms as of September 30, 2013 and December 31, 2012.

	As of	As of
Interest-Rate Payment Terms	September 30, 2013	December 31, 2012
(in thousands)
Fixed:
Due in one year or less	$1,941,546	$4,352,000
Due after one year	4,865,029	4,420,374
Total fixed	6,806,575	8,772,374
Variable:
Due in one year or less	846,207	98,765
Due after one year	3,010,000	10,000
Total variable	3,856,207	108,765
Total par value	$10,662,782	$8,881,139

Credit Risk Exposure and Security Terms
Our potential credit risk from advances is concentrated in commercial banks and savings institutions. As of September 30, 2013, our top five borrowers by holding company held 75.8% of the par value of our outstanding advances, with the top two borrowers holding 54.0% (Bank of America Corporation with 35.9% and Washington Federal, Inc. with 18.1%) and the other three borrowers each holding less than 10%. As of September 30, 2013, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 30 months. As of December 31, 2012, the top five borrowers by holding company held 71.2% of the par value of our outstanding advances, with the top three borrowers holding 61.5% (Bank of America Corporation with 29.1%, Washington Federal, Inc. with 21.2%, and Glacier Bancorp, Inc. with 11.2%) and the other two borrowers each holding less than 10%. As of December 31, 2012, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 29 months.
In April 2013, as a result of a corporate restructuring, Bank of America Oregon, N.A., our then largest borrower, merged into its parent, Bank of America, N.A. (BANA). At that time, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's outstanding advances will eventually decline to zero as the advances mature. Approximately 80% of the entity's $3.8 billion in outstanding advances will mature between 2015 and 2016. In addition, in September 2013, the holding companies for Sterling Bank and Umpqua Bank, two of the larger members of the Seattle Bank, announced an intention to merge. If the merger is completed, the number of borrowers and holders of Seattle Bank capital stock will become more concentrated as both of these entities have been active borrowers and each holds large amounts of Seattle Bank capital stock.

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
The following table presents our gross prepayment fees, basis adjustments and termination fees, net prepayment fees, and the amount of advance principal prepaid for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands)
Gross prepayment fees	$4,557	$8,980	$8,822	$18,623
Less: Basis adjustments and termination fees	369	7,569	2,954	8,777
Net prepayment fees	$4,188	$1,411	$5,868	$9,846
Advance principal prepaid	$59,235	$92,230	$198,418	$598,906

Note 6—Mortgage Loans
Mortgage Loans Held for Portfolio
We historically purchased single-family mortgage loans originated or acquired by participating members in our Mortgage Purchase Program (MPP), and we have not purchased any mortgage loans since 2006. These mortgage loans are guaranteed or insured by federal agencies or credit-enhanced by the participating members.
The following tables summarize our mortgage loans held for portfolio as of September 30, 2013 and December 31, 2012.

	As of	As of
Mortgage Loans Held for Portfolio	September 30, 2013	December 31, 2012
(in thousands)
Real Estate:
Fixed interest-rate, medium-term *, single-family	$43,373	$55,866
Fixed interest-rate, long-term *, single-family	800,300	1,004,557
Total loan principal	843,673	1,060,423
Premiums	7,923	7,117
Discounts	(6,724)	(5,747)
Deferred loan costs, net	(176)	(159)
Mortgage loans held for portfolio before allowance for credit losses	844,696	1,061,634
Less: Allowance for credit losses on mortgage loans	(1,176)	(2,326)
Total mortgage loans held for portfolio, net	$843,520	$1,059,308

*    Medium-term is defined as a term of 15 years or less; long-term is defined as a term greater than 15 years.

	As of	As of
Principal of Mortgage Loans Held for Portfolio	September 30, 2013	December 31, 2012
(in thousands)
Government-guaranteed/insured	$78,184	$95,023
Conventional	765,489	965,400
Total loan principal	$843,673	$1,060,423

As of September 30, 2013 and December 31, 2012, 77% of our outstanding mortgage loans had been purchased from our former member, Washington Mutual Bank, F.S.B. (which was acquired by JPMorgan Chase Bank, N.A., a nonmember).
As a result of the Consent Arrangement, we may not resume purchasing mortgage loans under the MPP. For further detail on the Consent Arrangement, see Note 10.

For information on our credit risk on mortgage loans and allowance methodology for credit losses, see Note 7.
MPF Xtra® Product

On July 1, 2013, we began offering the MPF Xtra product to our members. The MPF Xtra product is offered under the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago. (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago.) The MPF Xtra product provides participating Seattle Bank members an alternative for selling mortgage loans into the secondary market. When using the MPF Xtra product, mortgage loans from participating members (i.e., participating financial institutions, or PFIs) are first sold to the FHLBank of Chicago, which, acting as a loan aggregator, concurrently sells the loans to Fannie Mae, enabling smaller lenders to benefit from the same competitive pricing that larger national lenders receive when selling into the secondary market. The Seattle Bank never owns or has custody of the mortgage loans. Through a purchase price adjustment, the FHLBank of Chicago receives a transaction fee for its administrative activities for the loans sold to Fannie Mae, and we receive a nominal fee from the FHLBank of Chicago for facilitating the sale of loans by Seattle Bank PFIs through the MPF Xtra product. In September 2013, Seattle Bank PFIs began delivering mortgage loans to the FHLBank of Chicago.
The credit risk on the mortgage loans sold through the MPF Xtra product is transferred to Fannie Mae. We may be required to compensate the FHLBank of Chicago for losses incurred to repurchase a loan from Fannie Mae if all of the following occur: 1) a loan sold through the MPF Xtra product defaults; 2) the loan fails to meet underwriting guidelines; and 3) our PFI fails. We have a quality control process in place to ensure loans comply with underwriting guidelines and we monitor our PFIs' financial condition on an ongoing basis. As a result, we believe the likelihood of a loss from the MPF Xtra product is remote. Further, we expect the fair value of any potential loss to be substantially zero.

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
Credit Products
Using a risk-based approach, we consider the payment status, collateralization levels, and our borrowers' financial condition to be primary indicators of credit quality for our credit products. As of September 30, 2013 and December 31, 2012, we had rights to collateral on a borrower-by-borrower basis with a value in excess of our outstanding extensions of credit. As of September 30, 2013 and December 31, 2012, we had no credit products that were past due, on nonaccrual status, or considered impaired.
Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis, and the repayment history on credit products, we have not incurred any credit losses on credit products outstanding as of September 30, 2013 and December 31, 2012. Accordingly, we have not recorded any allowance for credit losses for this asset portfolio. In addition, as of September 30, 2013 and December 31, 2012, no liability was recorded to reflect an allowance for credit losses for credit exposures not recorded on the statements of condition. For additional information on credit exposure on unrecorded commitments, see Note 13.
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
Allowance for Credit Losses on Mortgage Loans Held for Portfolio

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans held for portfolio for the three and nine months ended September 30, 2013 and 2012, as well as the recorded investment in mortgage loans by impairment methodology as of September 30, 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Allowance for Credit Losses	2013	2012	2013	2012
(in thousands)
Balance, beginning of period	$2,165	$5,704	$2,326	$5,704
Less: Charge-offs (1)	—	(245)	(132)	(245)
Balance, net of charge-offs	2,165	5,459	2,194	5,459
Benefit for credit losses	(989)	(2,368)	(1,018)	(2,368)
Balance, end of period	$1,176	$3,091	$1,176	$3,091
Ending balance, collectively evaluated for impairment	$1,176	$3,091	$1,176	$3,091
Recorded investments of mortgage loans, end of period (2):
Individually evaluated for impairment	$13,399	$—	$13,399	$—
Collectively evaluated for impairment	$755,715	$1,035,809	$755,715	$1,035,809

(1)	For the nine months ended September 30, 2013, includes $37,000 of charge-offs, which reduced the carrying value of the individually evaluated impaired mortgage loans.

(2)
Excludes government-guaranteed mortgage loans. Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

As a result of our September 30, 2013 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses was in excess of that required to absorb the expected credit losses on our mortgage loan portfolio. Accordingly, we recorded a benefit for credit losses of $1.0 million for the three and nine months ended September 30, 2013. We recorded a $2.4 million benefit for credit losses for the same periods in 2012.
In addition to PMI and the LRA, we formerly maintained supplemental mortgage insurance (SMI) to cover losses on our conventional mortgage loans over and above losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Under Finance Agency regulation, SMI from an insurance provider rated "AA" or the equivalent by an NRSRO must be obtained, unless this requirement is waived by the regulator. In 2008, the credit rating on our SMI provider was lowered from “AA-” to “A” and we cancelled our SMI policies. We remain in technical violation of the regulatory requirement to provide SMI on our MPP conventional mortgage loans.

Credit Quality Indicators
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans held for portfolio as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013			As of December 31, 2012
Recorded Investment (1) in Delinquent Mortgage Loans	Conventional	Government-Guaranteed	Total	Conventional	Government-Guaranteed	Total
(in thousands, except percentages)
Mortgage loans:
Past due 30-59 days delinquent and not in foreclosure	$19,850	$8,271	$28,121	$26,442	$10,304	$36,746
Past due 60-89 days delinquent and not in foreclosure	6,847	4,452	11,299	7,507	5,359	12,866
Past due 90 days or more delinquent (2)	34,619	10,587	45,206	43,280	13,154	56,434
Total past due	61,316	23,310	84,626	77,229	28,817	106,046
Total current loans	707,798	56,040	763,838	892,755	67,557	960,312
Total mortgage loans	$769,114	$79,350	$848,464	$969,984	$96,374	$1,066,358
Accrued interest - mortgage loans	$3,402	$366	$3,768	$4,279	$445	$4,724
Other delinquency statistics:
In process of foreclosure included above (2) (3)	$27,927	None	$27,927	$34,279	None	$34,279
Serious delinquency rate (4)	4.5%	13.3%	5.3%	4.5%	13.7%	5.3%
Past due 90 days or more still accruing interest (5)	$—	$10,587	$10,587	$—	$13,154	$13,154
Loans on non-accrual status (6)	$36,809	None	$36,809	$45,625	None	$45,625
REO(7)	$2,993	None	$2,993	$2,703	None	$2,703

(1)
Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

(2)
Includes conventional mortgage loans classified as troubled debt restructurings (TDRs). As of September 30, 2013, $8.6 million of our $13.4 million recorded investment in TDRs was 90 days or more past due and in the process of foreclosure, with the remaining $4.8 million recorded investment in TDRs between zero and 89 days delinquent. As of December 31, 2012, $9.7 million of our $13.0 million recorded investment in TDRs was 90 days or more past due and in the process of foreclosure, with the remaining $3.3 million recorded investment in TDRs between zero and 89 days delinquent.

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

The following table presents our post-modification recorded investment in TDRs at modification date for the three and nine months ended September 30, 2013 and 2012. Our pre-modification recorded investment in TDRs was not materially different from the post-modification recorded investment amount due to the minimal change in terms of modified loans.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
TDRs - Recorded Investment Balance at Modification Date	2013	2012	2013	2012
(in thousands)
Conventional mortgage loans	$1,192	$—	$3,613	$—
The following table presents the recorded investment balances of performing and non-performing conventional mortgage loans classified as TDRs as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013			As of December 31, 2012
TDRs - Performing and Non-Performing	Performing	Non-performing	Total	Performing	Non-performing	Total
(in thousands)
Conventional mortgage loans	$4,765	$8,634	$13,399	$273	$12,715	$12,988

As of September 30, 2013, our TDRs comprised 73 mortgage loans discharged in bankruptcy proceedings and 14 mortgage loans with modified terms (i.e., recapitalization of past due principal and interest payments) agreed to by both the Seattle Bank and the mortgage loan holder. Recorded investment balances of $436,000 of certain modified loans classified as TDRs within the previous twelve-month period experienced a payment default during the nine months ended September 30, 2013. There were no modified loans that experienced payment default during the same period in 2012.
Federal Funds Sold and Securities Purchased Under Agreements to Resell
These investments are generally short-term (primarily overnight), and the recorded balance approximates fair value. We invest in federal funds with investment-grade counterparties, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of September 30, 2013 and December 31, 2012 were repaid according to the contractual terms or are expected to be repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities under agreements to resell as of September 30, 2013 and December 31, 2012.

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
We transact most of our derivative transactions with large banks and major broker-dealers. Derivative transactions may be executed either over-the-counter with a counterparty (bilateral derivatives) or cleared through a futures commission merchant (i.e., clearing agent) with a derivatives clearing organization (clearinghouse) (i.e., cleared derivatives).
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
We have also established processes to evaluate financial instruments, such as debt instruments, certain advances, and investment securities, for the presence of embedded derivatives and to determine the need, if any, for bifurcation and separate accounting under GAAP. We had no outstanding advances, investments, or consolidated obligation discount notes with bifurcated derivatives as of September 30, 2013 and December 31, 2012 and no outstanding consolidated obligation bonds with bifurcated derivatives as of December 31, 2012. We had $30.0 million of outstanding consolidated obligation bonds with bifurcated derivatives as of September 30, 2013.

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
The following tables summarize the notional amounts and the fair values of our derivatives, including the effect of netting arrangements and collateral as of September 30, 2013 and December 31, 2012. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of September 30, 2013
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$21,793,394	$250,963	$298,910
Interest-rate caps or floors	10,000	2	—
Total derivatives designated as hedging instruments	21,803,394	250,965	298,910
Derivatives not designated as hedging instruments:
Interest-rate swaps	2,729,446	5,960	5,164
Interest-rate swaptions	200,000	3,207	—
Total derivatives not designated as hedging instruments	2,929,446	9,167	5,164
Total derivatives before netting and collateral adjustments:	$24,732,840	260,132	304,074
Netting adjustments (1)		(181,947)	(181,947)
Cash collateral and related accrued interest		(3,600)	(70,365)
Total netting and collateral adjustments		(185,547)	(252,312)
Derivative assets and derivative liabilities as reported on the statement of condition		$74,585	$51,762

	As of December 31, 2012
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$13,632,066	$320,368	$339,709
Interest-rate caps or floors	10,000	3	—
Total derivatives designated as hedging instruments	13,642,066	320,371	339,709
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,971,969	12,338	12,589
Total derivatives not designated as hedging instruments	1,971,969	12,338	12,589
Total derivatives before netting and collateral adjustments:	$15,614,035	332,709	352,298
Netting adjustments (1)		(227,127)	(227,127)
Cash collateral and related accrued interest		—	(39,278)
Total netting and collateral adjustments		(227,127)	(266,405)
Derivative assets and derivative liabilities as reported on the statement of condition		$105,582	$85,893

(1)	Amounts that are subject to master netting arrangements, other agreements, or operation of law that provide a legal right of offset.

The fair value of bifurcated derivatives relating to $30.0 million of range consolidated obligation bonds as of September 30, 2013 was a net liability of $286,000, which was included in the carrying value of the bonds on our statement of condition and is not reflected in the table above.
The following table presents the components of net gain on derivatives and hedging activities as presented in the statements of income for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Gain on Derivatives and Hedging Activities	2013	2012	2013	2012
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$2,642	$2,070	$1,244	$32,202
Total net gain related to fair value hedge ineffectiveness	2,642	2,070	1,244	32,202
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	135	130	642	145
Interest-rate swaptions	(225)	—	693	—
Net interest settlements	168	235	151	339
Total net gain related to derivatives not designated as hedging instruments	78	365	1,486	484
Net gain on derivatives and hedging activities	$2,720	$2,435	$2,730	$32,686

The following tables present, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships, and the impact of those derivatives on our net interest income for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30, 2013
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(1,825)	$1,726	$(99)	$(21,270)
AFS securities (3)	4,427	(976)	3,451	(11,478)
Consolidated obligation bonds	13,529	(14,234)	(705)	38,665
Consolidated obligation discount notes	(15)	10	(5)	11
Total	$16,116	$(13,474)	$2,642	$5,928

	For the Three Months Ended September 30, 2012
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(734)	$(496)	$(1,230)	$(26,290)
AFS securities (3)	5,334	646	5,980	(9,338)
Consolidated obligation bonds	5,783	(8,463)	(2,680)	31,948
Total	$10,383	$(8,313)	$2,070	$(3,680)

	For the Nine Months Ended September 30, 2013
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$114,152	$(111,625)	$2,527	$(64,168)
AFS securities (3)	107,588	(96,553)	11,035	(26,698)
Consolidated obligation bonds	(186,903)	174,598	(12,305)	112,686
Consolidated obligation discount notes	(13)	—	(13)	12
Total	$34,824	$(33,580)	$1,244	$21,832

	For the Nine Months Ended September 30, 2012
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(3,733)	$246	$(3,487)	$(86,168)
AFS securities (3)	24,935	1,930	26,865	(36,217)
Consolidated obligation bonds	14,649	(5,911)	8,738	109,992
Consolidated obligation discount notes	55	31	86	(52)
Total	$35,906	$(3,704)	$32,202	$(12,445)

(1)	These amounts are reported in other income (loss).

(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

(3)
Several of our AFS securities in benchmark fair value hedge relationships were purchased at significant premiums with corresponding up-front fees on the associated swaps. The fair values of the swaps are recognized through adjustments to fair value each period in "net gain on derivatives and hedging activities" on the statements of income and reflected in the operating and financing activities sections of our statements of cash flow. Amortization of the corresponding premiums on the hedged AFS securities is recorded in AFS investment interest income. For the three and nine months ended September 30, 2013, we recorded gains of $3.5 million and $11.0 million in "net gain on derivatives and hedging activities," which were partially offset by premium amortization of $1.7 million and $5.5 million recorded in "interest income." For the three and nine months ended September 30, 2012, we recorded gains of $6.0 million and $26.9 million in "net gain on derivatives and hedging activities," which were substantially offset by premium amortization of $5.5 million and $26.0 million recorded in "interest income."

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
For cleared derivatives, the clearinghouse is our counterparty. The requirement that the Seattle Bank post initial and variation margin through the clearing member, on behalf of the clearinghouse, exposes us to institutional credit risk in the event that the clearing member or clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily, through a clearing member, for changes in the value of cleared derivatives. We have analyzed the enforceability of offsetting rights incorporated in our cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default, including a bankruptcy, insolvency, or similar proceeding, involving the clearinghouse or clearing member, or both. Based on this analysis, we present a net derivative receivable or payable for all transactions through a particular clearing member with a particular clearinghouse. Based on our credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.
    Certain of our bilateral derivative agreements contain provisions that require us to post additional collateral with our counterparties if there is a deterioration in our credit rating. If our credit rating were lowered by a major credit rating agency, we might be required to deliver additional collateral on certain bilateral derivative agreements in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk contingent features that were in a liability position as of September 30, 2013 and December 31, 2012 was $122.1 million and $125.2 million, for which we posted collateral of $70.4 million and $39.3 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level (i.e., from "AA" to "A") as of September 30, 2013 and December 31, 2012, we would have been required to deliver up to an additional $36.4 million and $41.1 million of collateral to our derivative counterparties.

As of September 30, 2013 and December 31, 2012, S&P's long-term issuer credit rating for the Federal Home Loan Bank System (FHLBank System) debt was "AA+" with a stable outlook, and Moody's long-term credit rating was "Aaa," with a negative outlook. On July 18, 2013, Moody's revised its outlook for the FHLBank System to stable from negative and affirmed the FHLBank System's long-term credit rating. In addition, on July 18, 2013, S&P changed the Seattle Bank's outlook from negative to stable, while maintaining the bank's "AA/A-1+" long- and short-term issuer credit ratings and on July 23, 2013, Moody's, Moody's affirmed the bank's "Aaa" rating long-term credit rating and revised its outlook to stable from negative.
Offsetting of Derivative Assets and Derivative Liabilities

We present derivative instruments, related cash collateral (including initial and variation margin received or pledged), and associated accrued interest, on a net basis by clearing member and by counterparty when it has met the netting requirements. The following table presents, as of September 30, 2013 and December 31, 2012, the fair value of gross and net derivative assets and liabilities meeting netting requirements, including the related collateral received from or pledged to counterparties. As of September 30, 2013 and December 31, 2012, we had no derivative instruments not meeting netting requirements.

	As of September 30, 2013		As of December 31, 2012
Offsetting of Derivative Assets and Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(in thousands)
Derivative instruments meeting netting requirements:
Gross recognized amount
Bilateral derivatives	$253,201	$293,253	$332,709	$352,298
Cleared derivatives	6,931	10,821	—	—
Total gross recognized amount	260,132	304,074	332,709	352,298
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(202,070)	(241,491)	(227,127)	(266,405)
Cleared derivatives	16,523	(10,821)	—	—
Total gross amounts of netting adjustments and cash collateral	(185,547)	(252,312)	(227,127)	(266,405)
Net amounts after offsetting adjustments:
Bilateral derivatives	51,131	51,762	105,582	85,893
Cleared derivatives	23,454	—	—	—
Total net amounts after offsetting adjustments	74,585	51,762	105,582	85,893
Non-cash collateral received or pledged not offset:
Cannot be sold or repledged: (1)
Bilateral derivatives	38,571	—	86,470	—
Total collateral that cannot be sold or repledged (1)	38,571	—	86,470	—
Net unsecured amount:
Bilateral derivatives	12,560	51,762	19,112	85,893
Cleared derivatives	23,454	—	—	—
Total net unsecured amount	$36,014	$51,762	$19,112	$85,893

(1)	Non-cash collateral consists of GSE securities at fair value.

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

Consolidated Obligation Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds and have original maturities of one year or less. These notes are generally issued at less than their face amount and are redeemed at par value when they mature. The following table summarizes our outstanding consolidated obligation discount notes as of September 30, 2013 and December 31, 2012.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate(1)
(in thousands, except interest rates)
As of September 30, 2013	$14,573,451	$14,575,000	0.05
As of December 31, 2012	$21,417,653	$21,421,443	0.12

(1)	Represents an implied rate, i.e., a bond equivalent yield.

Consolidated Obligation Bonds
Redemption Terms
The following table summarizes our outstanding consolidated obligation bonds by contractual maturity as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013		As of December 31, 2012
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$7,133,500	0.98	$2,428,615	2.36
Due after one year through two years	1,355,000	0.97	1,161,500	4.77
Due after two years through three years	2,767,160	0.99	696,160	1.67
Due after three years through four years	205,000	0.67	386,500	3.89
Due after four years through five years	3,414,650	1.72	1,365,000	1.70
Thereafter	3,917,610	2.82	4,154,610	2.93
Total par value	18,792,920	1.50	10,192,385	2.79
Premiums	3,117		3,912
Discounts	(8,848)		(11,310)
Hedging adjustments	127,296		311,789
Fair value option valuation adjustments	50		(14)
Total	$18,914,535		$10,496,762

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. We become the primary obligor on consolidated obligation bonds we accept as transfers from other FHLBanks. As of September 30, 2013 and December 31, 2012, we had consolidated obligation bonds outstanding that were transferred from the FHLBank of Chicago with a par value of $132.0 million and $798.0 million. Unamortized net discount on these bonds was $369,000 and $791,000 as of September 30, 2013 and December 31, 2012 and original net discount of $4.1 million and $17.4 million. We transferred no consolidated obligation bonds to other FHLBanks during the nine months ended September 30, 2013 and 2012.
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

Our consolidated obligation bonds outstanding consisted of the following as of September 30, 2013 and December 31, 2012.

	As of	As of
Par Value of Consolidated Obligation Bonds	September 30, 2013	December 31, 2012
(in thousands)
Non-callable	$12,084,270	$6,450,385
Callable	6,708,650	3,742,000
Total par value	$18,792,920	$10,192,385

The following table summarizes our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of September 30, 2013 and December 31, 2012.

	As of	As of
Term-to-Maturity or Next Call Date	September 30, 2013	December 31, 2012
(in thousands)
Due in one year or less	$13,712,150	$6,145,615
Due after one year through two years	1,460,000	1,186,500
Due after two years through three years	1,632,160	696,160
Due after three years through four years	—	256,500
Due after four years through five years	551,000	250,000
Thereafter	1,437,610	1,657,610
Total par value	$18,792,920	$10,192,385

The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment term as of September 30, 2013 and December 31, 2012.

	As of	As of
Interest-Rate Payment Terms	September 30, 2013	December 31, 2012
(in thousands)
Fixed	$16,472,920	$8,830,385
Step-up	1,915,000	1,162,000
Variable	175,000	—
Capped variable	200,000	200,000
Range	30,000	—
Total par value	$18,792,920	$10,192,385

We elect, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation discount notes and consolidated obligation bonds with original maturities of one year or less for operational ease or to assist in mitigating potential income statement volatility that can arise from economic hedging relationships. For the latter, prior to entering into a short-term consolidated obligation bond or discount note trade, we perform a preliminary evaluation of the effectiveness of the bond or discount note and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond or discount note. As of September 30, 2013 and December 31, 2012, we had $1.3 billion par value of outstanding consolidated obligation discount notes and $1.0 billion and $500.0 million par value of outstanding consolidated obligation bonds on which we elected the fair value option. See Note 11 for additional information on these consolidated obligations.
Concessions on Consolidated Obligations
Unamortized concessions included in "other assets" on our statements of condition were $3.1 million and $2.5 million as of September 30, 2013 and December 31, 2012. The amortization of these types of concessions included in consolidated obligation interest expense totaled $620,000 and $1.7 million for the three and nine months ended September 30, 2013, compared to $453,000 and $1.4 million for the same periods in 2012.

Note 10—Capital
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value per share	$100	$100
Issue, redemption, repurchase, transfer price between members per share	$100	$100
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (1)	Yes
Statutory redemption period (2)	6 months	5 years
Total outstanding balance (including mandatorily redeemable capital stock):
September 30, 2013	$115,775	$2,577,333
December 31, 2012	$137,245	$2,621,226

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

Members are required to hold capital stock equal to the greater of: (1) $500 or 0.5% of the member's home mortgage loans and mortgage loan pass-through securities (membership stock purchase requirement), subject to a membership stock purchase requirement cap of $15.0 million; or (2) the sum of the requirement for advances currently outstanding to that member and the requirement for the remaining principal balance of mortgages sold to us under the MPP (activity-based stock purchase requirement). See Note 15 in our 2012 Financial Statements included in our 2012 10-K for additional information on our capital stock, including membership and activity stock purchase requirements.
Our Capital Plan provides for an excess stock pool, which comprises the aggregate amount of excess capital stock (i.e., stock not being used for membership or activity requirements) held by all of our shareholders. The excess stock pool enables a member, when receiving advances from us, to satisfy its advance stock purchase requirement by relying on capital that is associated with total outstanding excess stock rather than purchasing additional stock in the Seattle Bank. A member may utilize the excess stock pool under the following circumstances: (1) the member owns no additional stock that can be used to capitalize new advances or renew existing advances, (2) the new advance or renewal of an existing advance has a term to maturity of one year or less, (3) the member is utilizing no more than 25.0% of the total amount of the excess stock pool, and (4), the aggregate amount of all stock from the excess stock pool being used to capitalize advances by our members does not exceed 50.0% of the excess stock pool. As of September 30, 2013, members were using the excess stock pool to support $5.0 million in outstanding advances.
In September 2012, the Finance Agency approved our proposal for a modest excess capital stock repurchase program and granted us the authority to repurchase up to $25.0 million of excess capital stock per quarter at par ($100 per share), provided: (1) our financial condition—measured primarily by our market value of equity-to-par value of capital stock (MVE-to-PVCS) ratio—does not deteriorate; (2) the excess stock repurchases from the bank's shareholders are handled on a pro-rata basis; and (3) we receive a non-objection for each quarter's repurchase from the Finance Agency. The approval for the excess stock repurchase program does not impact the terms of the Consent Arrangement, which generally restrict us from redeeming or repurchasing capital stock without Finance Agency approval. As a result, all excess stock, regardless of whether it is subject to redemption, is treated equally under the excess stock repurchase program initiated in 2012. However, for those shareholders with outstanding redemption requests, the stock repurchases first apply to stock subject to those redemption requests.
In third quarter 2013, we repurchased $24.2 million of excess stock under the excess capital stock repurchase program described above, $4.4 million of which was classified as equity and $19.8 million of which was classified as mandatorily redeemable capital stock. The total amount of excess capital stock repurchased also included $5,000 of excess Class B stock meeting the following criteria: (1) originally purchased for activity purposes; and (2) purchased on or after October 27, 2010. Our ability to repurchase excess capital stock meeting these criteria could increase the likelihood that members will purchase incremental capital stock to support new advances.

Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings, unless otherwise prohibited. On July 22, 2013, with Finance Agency approval, our Board declared a $0.025 per share cash dividend based on second quarter 2013 net income. The dividend, which was paid on July 30, 2013 based on average Class A and Class B stock outstanding during second quarter 2013, totaled $683,000, $231,000 of which was recorded as dividends on capital stock and $452,000 of which was recorded as interest expense on mandatorily redeemable capital stock.
On October 22, 2013, our Board declared a $0.025 per share cash dividend, which was paid on October 30, 2013. The dividend, totaling $678,000, was based on average Class A and Class B capital stock outstanding during the third quarter of 2013.
In December 2006, the Finance Board adopted a regulation limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of its total assets. As of September 30, 2013, we had excess capital stock of $2.0 billion, or 5.3%, of our total assets.
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
The following table shows our regulatory capital requirements compared to our actual capital position as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013		As of December 31, 2012
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,318,917	$2,852,506	$1,302,350	$2,849,462
Regulatory capital-to-assets ratio	4.00%	7.97%	4.00%	8.43%
Regulatory capital	$1,489,580	$2,968,281	$1,416,825	$2,986,707
Leverage capital-to-assets ratio	5.00%	11.80%	5.00%	12.45%
Leverage capital	$1,861,975	$4,394,534	$1,771,031	$4,411,438

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
In August 2009, under the Finance Agency's PCA regulations, the Seattle Bank received a capital classification of "undercapitalized" from the Finance Agency, due to, among other things, our risk-based capital deficiencies as of December 31, 2008, March 31, 2009, and June 30, 2009, the deterioration in the value of our PLMBS and the amount of AOCL stemming from that deterioration, the level of our retained earnings in comparison to AOCL, and our MVE compared to our PVCS. In September 2012, the Finance Agency reclassified the Seattle Bank to "adequately capitalized." Although this capital classification change means that we are no longer subject to the mandatory and discretionary restrictions imposed by the PCA regulations, including limitations on asset growth, we remain subject to the requirements stipulated in the Consent Arrangement, as detailed below.
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
The Consent Arrangement also requires us to meet and maintain certain minimum financial metrics at each quarter-end. These financial metrics relate to our retained earnings, AOCL, and our MVE-to-PVCS ratio. With the exception of the retained earnings requirement under the Consent Arrangement as of June 30, 2011, we have met all minimum financial metrics since December 31, 2010.
The following table presents our retained earnings, AOCL, and MVE-to-PVCS ratio as of September 30, 2013, December 31, 2012, and September 30, 2010 (the quarter end prior to entering into the Consent Arrangement).

	As of September 30, 2013	As of December 31, 2012	As of September 30, 2010
(in thousands, except for percentages)
Retained earnings	$275,173	$228,236	$76,835
AOCL	$(120,225)	$(226,468)	$(770,317)
MVE-to-PVCS ratio	104.5%	95.1%	67.8%

Although remediation of the requirements of the Consent Arrangement is ongoing, we have made substantial progress in a number of areas, and we continue to develop and refine plans, policies, and procedures to address the remaining Consent Arrangement requirements. As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the relatively low demand for advances, we have determined that it is prudent to accept some variation in our advances-to-assets ratio over time, rather than to require quarter-over-quarter improvements, and to identify additional opportunities to increase our core mission activity (CMA) assets to consolidated obligations. In adopting this approach, in March 2012, we implemented, and have maintained, a dollar cap on our total investments while increasing our investments in CMA assets, such as state housing finance agency bonds. We periodically reassess the dollar cap on investments to ensure that we continue to maintain our focus on increasing our advances-to-consolidated obligation and CMA assets-to-consolidated obligations ratios, while balancing other considerations, such as maintaining strong liquidity levels, improving our income and retained earnings, and minimizing investment credit risk exposure.
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
Capital Concentration
As of September 30, 2013, two former members, and as of December 31, 2012, one member and one former member, Bank of America Oregon, N.A. and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.), held a combined total of 49% of our total outstanding capital stock, including mandatorily redeemable capital stock.
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

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of September 30, 2013. The year of redemption in the table reflects (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of September 30, 2013
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$—	$706,148
One year through two years	—	39,566
Two years through three years	—	27,382
Three years through four years	—	4,419
Four years through five years	—	618,925
Past contractual redemption date due to remaining activity (1)	229	6,536
Past contractual redemption date due to regulatory action (2)	67,386	299,457
Total	$67,615	$1,702,433

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

In April 2013, as a result of a corporate restructuring, Bank of America Oregon, N.A., our then largest borrower, merged into its parent, BANA. At that time, Bank of America Oregon, N.A. ceased to be a member of the Seattle Bank, and all outstanding advances and capital stock were assumed by BANA, a nonmember. Class B capital stock totaling $584.1 million was transferred from equity to mandatorily redeemable capital stock liability. The balance in mandatorily redeemable capital stock is primarily due to the transfer of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase Bank, N.A., a nonmember, and the transfer of Bank of America, Oregon, N.A.'s capital stock. Of the Class A and Class B mandatorily redeemable capital stock shown in the table above, these former members' stock comprises $1.3 billion of the Class B balance.
Retained Earnings
Joint Capital Enhancement Agreement (Capital Agreement)
In 2011, each of the 12 FHLBanks entered into the Capital Agreement, which is intended to enhance the capital position of each FHLBank. Under the Capital Agreement, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends. For the nine months ended September 30, 2013, we allocated $9.4 million of our net income to restricted retained earnings and $37.7 million to unrestricted retained earnings. As of September 30, 2013 and December 31, 2012, the balance of our restricted retained earnings totaled $48.5 million and $39.0 million and the balance of our unrestricted retained earnings totaled $226.7 million and $189.2 million.
Accumulated Other Comprehensive Loss
The following tables provide information regarding the net change in AOCL for the three and nine months ended September 30, 2013 and 2012.

Net Change in AOCL for the Three Months Ended September 30, 2013 and 2012	Unrealized Gain (Loss) on AFS Securities (Note 2)	Non-credit Portion of OTTI Losses on AFS Securities (Notes 2 and 4)	Non-credit Portion of OTTI Losses on HTM Securities (Notes 3 and 4)	Pension Benefits *	Total AOCL
(in thousands)
Balance, June 30, 2012	$5,106	$(505,301)	$(8,783)	$(703)	$(509,681)
Other comprehensive income (loss) before reclassifications:
Net unrealized gain on securities	4,037	—	—	—	4,037
Net change in fair value	—	179,062	—	—	179,062
Accretion of non-credit loss	—	—	463	—	463
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI	—	1,982	—	—	1,982
Amortization - pension and postretirement	—	—	—	10	10
Net current period other comprehensive income	4,037	181,044	463	10	185,554
Balance, September 30, 2012	$9,143	$(324,257)	$(8,320)	$(693)	$(324,127)
Balance, June 30, 2013	$(4,338)	$(90,866)	$(15,994)	$(854)	$(112,052)
Other comprehensive income (loss) before reclassifications:
Net unrealized loss on securities	(4,303)	(324)	—	—	(4,627)
Net change in fair value	—	(5,843)	—	—	(5,843)
Accretion of non-credit loss	—	—	788	—	788
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI	—	1,495	—	—	1,495
Amortization - pension and postretirement	—	—	—	14	14
Net current period other comprehensive (loss) income	(4,303)	(4,672)	788	14	(8,173)
Balance, September 30, 2013	$(8,641)	$(95,538)	$(15,206)	$(840)	$(120,225)

Net Change in AOCL for the Nine Months Ended September 30, 2013 and 2012	Unrealized Gain (Loss) on AFS Securities (Note 2)	Non-credit Portion of OTTI Losses on AFS Securities (Notes 2 and 4)	Non-credit Portion of OTTI Losses on HTM Securities (Notes 3 and 4)	Pension Benefits *	Total AOCL
(in thousands)
Balance, December 31, 2011	$10,998	$(611,152)	$(9,572)	$(886)	$(610,612)
Other comprehensive income (loss) before reclassifications:
Net unrealized loss	(1,855)	—	—	—	(1,855)
Non-credit OTTI losses	—	—	(161)	—	(161)
Net change in fair value	—	279,320	—	—	279,320
Accretion of non-credit loss	—	—	1,413	—	1,413
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI	—	7,575	—	—	7,575
Amortization - pension and postretirement	—	—	—	193	193
Net current period other comprehensive income (loss)	(1,855)	286,895	1,252	193	286,485
Balance, September 30, 2012	$9,143	$(324,257)	$(8,320)	$(693)	$(324,127)
Balance, December 31, 2012	$16,093	$(224,061)	$(17,616)	$(884)	$(226,468)
Other comprehensive income (loss) before reclassifications:
Net unrealized (loss) gain on securities	(24,734)	5,837	—	—	(18,897)
Net change in fair value	—	121,752	—	—	121,752
Accretion of non-credit loss	—	—	2,410	—	2,410
Reclassifications from other comprehensive income (loss) to net income:
Net realized gain on securities	—	(903)	—	—	(903)
Non-credit OTTI to credit OTTI	—	1,837	—	—	1,837
Amortization - pension and postretirement	—	—	—	44	44
Net current period other comprehensive (loss) income	(24,734)	128,523	2,410	44	106,243
Balance, September 30, 2013	$(8,641)	$(95,538)	$(15,206)	$(840)	$(120,225)

*	Amortization of pension and post-retirement benefits is recorded in compensation and benefits expense on the statements of income.

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
For instruments carried at fair value, we review the fair value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. We had no transfers between fair value hierarchies for the nine months ended September 30, 2013 and 2012.

Fair Value Summary Tables
The Fair Value Summary Tables below do not represent an estimate of the overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities. The following tables summarize the carrying value, fair values, and fair values hierarchy of our financial instruments as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$223	$223	$223	$—	$—	$—
Deposits with other FHLBanks	117	117	117	—	—	—
Securities purchased under agreements to resell	3,500,000	3,499,999	—	3,499,999	—	—
Federal funds sold	6,684,700	6,684,800	—	6,684,800	—	—
AFS securities	5,894,501	5,894,501	—	4,641,060	1,253,441	—
HTM securities	9,373,242	9,379,921	—	8,946,768	433,153	—
Advances	10,799,714	10,833,562	—	10,833,562	—	—
Mortgage loans held for portfolio, net	843,520	862,110	—	862,110	—	—
Accrued interest receivable	40,682	40,682	—	40,682	—	—
Derivative assets	74,585	74,585	—	260,132	—	(185,547)
Other assets (rabbi trust)	2,903	2,903	2,903	—	—	—
Financial liabilities:
Deposits	(460,551)	(460,560)	—	(460,560)	—	—
Consolidated obligations:
Discount notes (1)	(14,573,451)	(14,573,363)	—	(14,573,363)	—	—
Bonds (2)	(18,914,535)	(19,007,068)	—	(19,007,068)	—	—
Mandatorily redeemable capital stock	(1,770,048)	(1,770,048)	(1,770,048)	—	—	—
Accrued interest payable	(66,582)	(66,582)	—	(66,582)	—	—
Derivative liabilities	(51,762)	(51,762)	—	(304,074)	—	252,312
AHP payable	(20,474)	(20,474)	—	(20,474)	—	—
Commitments:
Commitments to issue consolidated obligations	—	(56)	—	(56)	—	—

	As of December 31, 2012
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$454	$454	$454	$—	$—	$—
Deposit with other FHLBanks	70	70	70	—	—	—
Securities purchased under agreements to resell	5,600,000	5,599,999	—	5,599,999	—	—
Federal funds sold	7,143,200	7,143,348	—	7,143,348	—	—
AFS securities	3,877,964	3,877,964	—	2,584,200	1,293,764	—
HTM securities	8,418,411	8,475,278	—	7,931,056	544,222	—
Advances	9,135,243	9,257,384	—	9,257,384	—	—
Mortgage loans held for portfolio, net	1,059,308	1,077,321	—	1,077,321	—	—
Accrued interest receivable	44,350	44,350	—	44,350	—	—
Derivative assets	105,582	105,582	—	332,709	—	(227,127)
Other assets (rabbi trust)	2,975	2,975	2,975	—	—	—
Financial liabilities:
Deposits	(541,408)	(541,407)	—	(541,407)	—	—
Consolidated obligations:
Discount notes (1)	(21,417,653)	(21,418,320)	—	(21,418,320)	—	—
Bonds (2)	(10,496,762)	(10,830,928)	—	(10,830,928)	—	—
Mandatorily redeemable capital stock	(1,186,204)	(1,186,204)	(1,186,204)	—	—	—
Accrued interest payable	(69,172)	(69,172)	—	(69,172)	—	—
Derivative liabilities	(85,893)	(85,893)	—	(352,298)	—	266,405
AHP payable	(18,330)	(18,330)	—	(18,330)	—	—
Commitments:
Commitments to issue consolidated obligations	—	249,907	—	249,907	—	—

(1)	Includes $1.3 billion of consolidated obligation discount notes recorded under the fair value option as of September 30, 2013 and December 31, 2012.

(2)
Includes $1.0 billion and $500.0 million of consolidated obligation bonds recorded under the fair value option as of September 30, 2013 and December 31, 2012 and $14.3 billion and $8.0 billion of hedged consolidated obligation bonds recorded at fair value as of September 30, 2013 and December 31, 2012.

Valuation Techniques and Significant Inputs
Outlined below are our valuation methodologies that involve Level 3 measurements or that have been enhanced during the first nine months of 2013. See Note 17 in our 2012 Financial Statements in our 2012 10-K for information concerning valuation techniques and significant inputs for our other financial assets and financial liabilities.
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
As of September 30, 2013, four prices were received for a majority of our MBS and the final prices for those securities were computed by averaging the prices received as discussed above. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or in those instances where there were outliers or significant yield variances, our additional analyses), we believe our final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and, given the lack of significant market activity for PLMBS, that the fair value measurements of these securities are classified appropriately as Level 3 within the fair value hierarchy.
As an additional step, we reviewed the final fair value estimates of our PLMBS holdings as of September 30, 2013 for reasonableness using an implied yield test. We calculated an implied yield for each of our PLMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the FHLBanks' OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any material adjustments to the fair value estimates were necessary.

Fair Value Measurements
The following tables present, for each hierarchy level, our assets and liabilities that are measured at fair value on a recurring or non-recurring basis on our statements of condition as of September 30, 2013 and December 31, 2012. We measure TDRs, REO, and certain HTM securities at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., HTM securities are remeasured when an OTTI charge is recognized).

	As of September 30, 2013
Fair Value Measurements	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral (1)
(in thousands)
Recurring fair value measurements:
AFS securities:
PLMBS	$1,253,441	$—	$—	$1,253,441	$—
Other U.S. agency obligations	2,589,238	—	2,589,238	—	—
GSE obligations	2,051,822	—	2,051,822	—	—
Derivative assets (interest-rate related)	74,585	—	260,132	—	(185,547)
Other assets (rabbi trust)	2,903	2,903	—	—	—
Total recurring assets at fair value	$5,971,989	$2,903	$4,901,192	$1,253,441	$(185,547)
Consolidated obligations:
Discount notes	$(1,249,635)	$—	$(1,249,635)	$—	$—
Bonds	(1,000,050)	—	(1,000,050)	—	—
Derivative liabilities (interest-rate related)	(51,762)	—	(304,074)	—	252,312
Total recurring liabilities at fair value	$(2,301,447)	$—	$(2,553,759)	$—	$252,312
Non-recurring fair value measurements:
Mortgage loans (TDRs)	$59	$—	$59	$—	$—
REO	466	—	466	—	—
Total non-recurring assets at fair value	$525	$—	$525	$—	$—

	As of December 31, 2012
Fair Value Measurements	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral (1)
(in thousands)
Recurring fair value measurements:
AFS securities:
PLMBS	$1,293,764	$—	$—	$1,293,764	$—
Other U.S. agency obligations	1,166,918	—	1,166,918	—	—
GSE obligations	1,417,282	—	1,417,282	—	—
Derivative assets (interest-rate related)	105,582	—	332,709	—	(227,127)
Other assets (rabbi trust)	2,975	2,975	—	—	—
Total recurring assets at fair value	$3,986,521	$2,975	$2,916,909	$1,293,764	$(227,127)
Consolidated obligations:
Discount notes	$(1,249,442)	$—	$(1,249,442)	$—	$—
Bonds	(499,986)	—	(499,986)	—	—
Derivative liabilities (interest-rate related)	(85,893)	—	(352,298)	—	266,405
Total recurring liabilities at fair value	$(1,835,321)	$—	$(2,101,726)	$—	$266,405
Non-recurring fair value measurements:
HTM securities	57,705	$—	$—	$57,705	$—
REO	2,703	—	2,703	—	—
Total non-recurring assets at fair value	$60,408	$—	$2,703	$57,705	$—

(1)	Amounts that are subject to master netting arrangements, other agreements, or operation of law that meet netting requirements.

The following table presents a reconciliation of our AFS PLMBS that are measured at fair value on our statements of condition on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2012.

	AFS PLMBS
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Fair Value Measurements Using Significant Unobservable Inputs	2013	2012	2013	2012
(in thousands)
Balance, beginning of period	$1,296,204	$1,249,052	$1,293,764	$1,269,399
Gain on sale of AFS securities	—	—	903	—
OTTI credit loss recognized in earnings	(1,495)	(1,982)	(1,837)	(7,575)
Credit loss accretion and related interest income	5,794	—	13,915	—
Unrealized (loss) gains in AOCL	(4,672)	181,044	128,523	286,895
Sales	—	—	(41,799)	—
Settlements	(42,390)	(83,939)	(140,028)	(204,544)
Balance, end of period	$1,253,441	$1,344,175	$1,253,441	$1,344,175

Fair Value Option
The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, and unrecognized firm commitments not previously carried at fair value. It requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the statements of condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Interest income and interest expense carried on advances and consolidated obligations at fair value are recognized solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other expense.
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
The following tables present the activity on our consolidated obligation bonds and discount notes on which we elected the fair value option for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Obligation Bonds on Which Fair Value Option Has Been Elected	2013	2012	2013	2012
(in thousands)
Balance, beginning of the period	$749,921	$499,994	$499,986	$500,014
New transactions elected for fair value option	500,000	—	1,250,000	500,000
Maturities and terminations	(250,000)	—	(750,000)	(500,000)
Net change in fair value adjustments on financial instruments held under fair value option	129	65	64	10
Unaccreted premium/discount	—	404	—	439
Balance, end of the period	$1,000,050	$500,463	$1,000,050	$500,463

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Obligation Discount Notes on Which Fair Value Option Has Been Elected	2013	2012	2013	2012
(in thousands)
Balance, beginning of the period	$349,881	$—	$1,249,442	$—
New transactions elected for fair value option	1,000,000	250,000	1,350,000	250,000
Maturities and terminations	(100,000)	—	(1,350,000)	—
Net change in fair value adjustments on financial instruments held under fair value option	171	(30)	816	(30)
Unaccreted premium/discount	(417)	—	(623)	—
Balance, end of the period	$1,249,635	$249,970	$1,249,635	$249,970

For items recorded under the fair value option, only the related contractual interest income or contractual interest expense, is recorded as part of net interest income on the statements of income. The changes in fair value for instruments on which the fair value option has been elected are recorded as “net (loss) gain on financial instruments held under fair value option” in the statements of income. We determined that no instrument-specific credit-risk adjustments to the fair values of our consolidated obligation bonds and discount notes recorded under the fair value option were required as of September 30, 2013 and 2012.
The following table presents the difference between the aggregate unpaid balance outstanding and the aggregate fair value for consolidated obligation bonds and discount notes, as applicable, for which the fair value option has been elected as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Under Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation discount notes	$1,250,000	$1,249,635	$(365)
Consolidated obligation bonds	1,000,000	1,000,050	50
Total	$2,250,000	$2,249,685	$(315)

	As of December 31, 2012
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Under Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation discount notes	$1,250,000	$1,249,442	$(558)
Consolidated obligation bonds	500,000	499,986	(14)
Total	$1,750,000	$1,749,428	$(572)

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
The following tables set forth significant outstanding balances as of September 30, 2013 and December 31, 2012, and the income effect for the three and nine months ended September 30, 2013 and 2012, on related party transactions.

Balances with Related Parties	As of September 30, 2013	As of December 31, 2012
(in thousands)
Assets:
Securities purchased under agreements to resell	$—	$1,250,000
Federal funds sold	216,000	476,000
AFS securities	469,175	503,121
HTM securities	155,119	190,486
Advances (par value)	4,087,153	2,781,750
Mortgage loans held for portfolio	651,174	821,652
Liabilities and capital:
Deposits	5,440	7,656
Mandatorily redeemable capital stock	1,387,863	843,089
Class B capital stock	89,190	657,039
Class A capital stock	1,232	1,658
AOCL	(32,946)	(85,088)
Other:
Notional amount of derivatives	7,295,310	5,738,243

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Income and Expense with Related Parties	2013	2012	2013	2012
(in thousands)
Income (loss):
Advances, net *	$(4,305)	$(2,979)	$(13,655)	$(9,773)
Securities purchased under agreements to resell	177	606	1,760	1,206
Federal funds sold	105	—	395	—
AFS securities	3,296	2,762	8,296	13,590
HTM securities	574	859	2,047	3,001
Mortgage loans held for portfolio	8,848	11,525	28,078	37,744
Net OTTI loss, credit portion	—	(2)	(158)	(4,184)
Total	$8,695	$12,771	$26,763	$41,584
Expense:
Deposits	$—	$1	$—	$1
Total	$—	$1	$—	$1

*	Includes prepayment fee income and the effect of associated derivatives with related parties or their affiliates hedging advances with both related parties and non-related parties.

Transactions with Other FHLBanks
From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. We made $1.2 billion in loans to other FHLBanks, with maturities ranging from one to three days, during the three and nine months ended September 30, 2013 and borrowed $13.0 million from another FHLBanks with a maturity of one day during the nine months ended September 30, 2013. During the three and nine months ended September 30, 2012, we made $40.0 million and $45.0 million in loans to other FHLBanks with maturities ranging from one to three days. Interest earned on these short-term loans was not material.
As of September 30, 2013 and December 31, 2012, we had $117,000 and $70,000 on deposit with the FHLBank of Chicago for shared FHLBank System expenses.
We may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability of another FHLBank rather than have new debt issued on our behalf by the Office of Finance. For information on debt transfers to or from other FHLBanks, see Note 9.
Note 13—Commitments and Contingencies
Consolidated obligations, consisting of consolidated obligation bonds and consolidated obligation discount notes, are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. For a discussion of the joint and several liability regulation, see Note 12 in our 2012 Financial Statements included in our 2012 10-K. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2013 and through the filing date of this report, we do not believe that it is probable that we will be asked to do so. The par amounts of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were $720.7 billion and $687.9 billion as of September 30, 2013 and December 31, 2012.

The following table summarizes our commitments outstanding that are not recorded on our statements of condition as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013			As of December 31, 2012
Notional Amount of Unrecorded Commitments	Expire Within One Year	Expire After One Year	Total	Total
(in thousands)
Standby letters of credit outstanding (1)	$433,397	$12,469	$445,866	$516,871
Unsettled consolidated obligation bonds, at par (2)	19,000	—	19,000	250,000
Unsettled consolidated discount notes, at par	1,000,000	—	1,000,000	—
Other commitments (3)	797,000	—	797,000	—
Total	$2,249,397	$12,469	$2,261,866	$766,871

(1)	Excludes unconditional commitments to issue standby letters of credit of $10.0 million and $16.0 million as of September 30, 2013 and December 31, 2012.

(2)
As of December 31, 2012, $250.0 million of our unsettled consolidated obligation bonds were hedged with associated interest rate swaps. We had no unsettled consolidated obligation bonds hedged with interest rate swaps as of September 30, 2013.

(3)	Includes commitments to purchase investment securities as of September 30, 2013.

As of September 30, 2013, we had $272.8 million of investment securities traded but not yet settled. We had no similar unsettled investment security purchases as of December 31, 2012.
Commitments to Extend Credit
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Seattle Bank and a member. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. As of September 30, 2013, the original terms of our outstanding standby letters of credit, including related commitments, ranged from 89 days to 7 years, including a final expiration in 2017. Unearned fees for standby letter of credit-related transactions are recorded in "other liabilities" and totaled $116,000 and $246,000 as of September 30, 2013 and December 31, 2012. We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members and have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on our analyses and collateral requirements, we do not consider it necessary to record an allowance for credit losses on these commitments.
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
Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others:

•
significant and sustained reductions in members' advance demand as a result of loss of members due to institutional failures, mergers, consolidations, or withdrawals from membership and our members experiencing decreased funding needs and using alternative sources of wholesale funding;

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

•
actions taken or inaction by governmental entities, including the U.S. Congress, the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), the Finance Agency, or the Federal Deposit Insurance Corporation (FDIC), relating to housing finance reform affecting the Federal Home Loan Bank System (FHLBank System), core mission asset benchmarks, or other actions or inactions that could affect the capital and credit markets, demand for our advances, or our business in general;

•
significant or rapid changes in market conditions, including fluctuations in interest rates, shifts in yield curves, and widening of spreads on mortgage-related assets relative to other financial instruments, and our failure to effectively hedge these assets;

•
our ability to attract new members and our existing members' willingness to purchase new or additional capital stock or to transact business with us, which may be adversely affected by, among other things, our inability to repurchase or redeem capital stock or pay dividends without Finance Agency approval, concerns about additional OTTI losses on our PLMBS and the negative impact this may have on our future earnings and financial condition, concerns about our ability to successfully meet the requirements of the Consent Arrangement, or willingness of our members' regulators to view Federal Home Loan Bank (FHLBank) advances as a reliable source of liquidity;

•
negative information about the Seattle Bank, the FHLBank System, housing government-sponsored enterprises (GSEs), or housing finance in general that could adversely impact demand for our debt, member perceptions, and our business in general;

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

•
adverse changes in the value or credit quality of our members' assets used as collateral for our advances that could reduce our members' borrowing capacity or result in an under-secured position on outstanding advances;

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

Overview
This discussion and analysis reviews our financial condition as of September 30, 2013 and December 31, 2012 and our results of operations for the three and nine months ended September 30, 2013 and 2012. It should be read in conjunction with our financial statements and condensed notes for the three and nine months ended September 30, 2013 and 2012 included in "Part I. Item 1. Financial Statements" in this report and our annual report on Form 10-K, as amended, for the year ended December 31, 2012 (2012 10-K). Our financial condition as of September 30, 2013 and our results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the financial condition and results of operations that may be expected as of or for the year ending December 31, 2013 or for any other future dates or periods.
The Seattle Bank, one of 12 federally chartered FHLBanks, is a member-owned financial cooperative that serves regulated depositories, insurance companies, and community development financial institutions located within our district. Like other FHLBanks, our mission is to provide liquidity and funding to members and eligible non-shareholder housing associates, so they can meet the housing and other credit needs of their communities. We further fulfill our mission of supporting housing finance and economic development by investing in mortgage-backed securities (MBS) and debt obligations that increase our core mission activity (CMA) assets (which include advances, housing finance agency obligations, and acquired member assets, such as mortgage loans) and provide for a profitable and stable cooperative. We also provide, through our members and other entities, direct subsidy grants and low- or no-interest loans to benefit individuals and communities at or below 80% of their area's median income.
Our primary business is providing wholesale funding, or advances, to our members. We earn net interest income from the following sources: (1) net interest-rate spread, which is the difference between the interest earned on advances, investments, and mortgage loans, less the interest accrued or paid on consolidated obligations, deposits, and other borrowings funding those assets; and (2) earnings from capital, which is the return from investing our members' capital. Our principal funding derives from consolidated obligations issued by the Office of Finance as our agent. We are primarily liable for repayment of consolidated obligations issued on our behalf, and we are jointly and severally liable for consolidated obligations issued on behalf of the other FHLBanks. We believe many variables influence our financial performance, including interest-rate changes in the financial markets, yield-curve shifts, availability of wholesale funding, and general economic conditions.
Financial Condition and Results - Third Quarter 2013 Highlights
2013 Market Conditions
During third quarter 2013, U.S. economic indicators remained mixed. Favorable trends, including improvements in the housing sector and in certain U.S. employment statistics, were tempered by lower than expected retail sales growth and factory output and continued low consumer sentiment. As in 2012 and so far in 2013, short-term interest rates remained very low, with the Federal Reserve maintaining its position that the current very low federal funds rate will be appropriate for, among other things, at least as long as the U.S. unemployment rate remains above 6.5% and inflation remains below 2.5%. Long-term interest rates have experienced some volatility during 2013, particularly in the second and third quarters, when rates began to increase in anticipation of the Federal Reserve's tapering of its quantitative easing program. However, in September, when the Federal Reserve announced its intent to maintain its level of Treasury bond and MBS purchases, long-term interest rates declined, although not to previous historically low levels. The continued uncertainty around the timing of changes to the Federal Reserve's stimulus actions and the economic recovery in general, as well as high levels of retail deposits, has contributed to reduced demand for wholesale funding, including FHLBank advances, so far in 2013.
In late September 2013, the U.S. Congress failed to enact legislation to keep the U.S. government operating and to raise the U.S. debt ceiling, increasing investor demand for lower-risk, short-term investments, such as FHLBank consolidated obligation discount notes and short-term bonds, until taking action on those matters in mid-October 2013. During that period, the cost to issue short-term FHLBank consolidated obligation bonds and discount notes decreased significantly.
Financial Condition and Operating Results
As of September 30, 2013, we had total assets of $37.2 billion, total outstanding regulatory capital stock of $2.7 billion, and retained earnings of $275.2 million, compared to total assets of $35.4 billion, total outstanding regulatory capital stock of $2.8 billion, and retained earnings of $228.2 million as of December 31, 2012.
Our outstanding advances increased to $10.8 billion as of September 30, 2013, from $9.1 billion as of December 31, 2012, although overall n 2013, our members' demand for advances continued to be negatively impacted by high levels of retail deposits and continued economic uncertainty. As of September 30, 2013, our investments increased slightly, to $25.5 billion, from $25.0 billion, as of December 31, 2012.
Net income for the three and nine months ended September 30, 2013 was $20.9 million and $47.2 million, compared to $13.8 million and $49.6 million for the same periods in 2012. Net income for the three and nine months ended September 30, 2013, compared to the same periods in 2012, was favorably impacted by significantly lower funding costs on our debt and lower credit losses on PLMBS determined to be other-than-temporarily impaired during those periods. In addition, net income was favorably impacted by changes in our gain (loss) on extinguishment of consolidated obligations. For the three and nine months ended September 30, 2013, we recorded net gains on extinguishment of consolidated obligations of $2.3 million and $1.7 million, compared to net losses of $1.5 million and $4.0 million for the same periods in 2012. We recorded net gains of $2.7 million on derivatives and hedging activities for the three and nine months ended September 30, 2013, compared to $2.4 million and $32.7 million for the same periods in 2012. The decrease in net income for the nine months ended September 30, 2013, compared to the same period in 2012, was due to the effects of interest-rate changes on the fair values of derivatives and hedged items in hedging relationships, particularly hedges of long-term consolidated obligations.
Net interest income for the three and nine months ended September 30, 2013, increased to $36.1 million and $104.6 million, from $33.4 million and $86.4 million for the same periods in 2012, primarily due to significantly lower interest expense and higher interest income on investments. Interest income on investments for the three and nine months ended September 30, 2012, was negatively impacted by premium amortization on certain of our available-for-sale (AFS) securities that matured in late 2012. Significantly lower premium amortization during the three and nine months ended September 30, 2013, accounted for $3.7 million and $20.5 million of the increases in net interest income for the three and nine months ended September 30, 2013, compared to the same periods in 2012. The increases in net interest income were partially offset by lower interest income on our mortgage loans and, for the nine months ended September 30, 2013, lower interest income on our advances.
We recorded $1.5 million and $1.8 million of additional credit losses on our PLMBS for the three and nine months ended September 30, 2013, compared to $2.0 million and $7.6 million of such credit losses for the same periods in 2012.
Consent Arrangement
In October 2010, we entered into the Consent Arrangement, which sets forth requirements for capital management, asset composition, and other operational and risk management improvements. The Consent Arrangement clarifies the steps we have taken and must continue to take to stabilize our business, improve our capital classification, and return to normal operations, including redeeming and paying dividends on capital stock without Finance Agency approval. Since entering into the Consent Arrangement, we have stabilized our business and improved our capital classification. Noting the positive developments in our market value of equity-to-par value of capital stock (MVE-to-PVCS) ratio and other improvements in our financial condition, the Finance Agency has allowed us to to repurchase up to $25 million of excess capital stock on a quarterly basis since the third quarter of 2012 and to pay modest dividends to our shareholders based on second and third quarter 2013 net income. The Finance Agency reviews our requests to repurchase and pay dividends on our capital stock on a quarterly basis.
We repurchased $24.2 million of excess stock under the capital stock repurchase program in third quarter 2013. Since we began repurchasing excess capital stock in September 2012, we have repurchased $120.6 million of excess capital stock. For the nine months ended September 30, 2013, we paid cash dividends totaling $683,000, $231,000 of which was recorded as dividends on capital stock and $452,000 of which was recorded as interest expense on mandatorily redeemable capital stock. In October 2013, with Finance Agency approval, our Board of Directors (Board) declared a $0.025 per share cash dividend, which was paid on October 30, 2013. The dividend, totaling $678,000, was based on our third quarter 2013 financial results and calculated on average Class A and Class B stock outstanding during third quarter 2013.
The Consent Arrangement also requires us to meet and maintain certain minimum financial metrics at each quarter-end. These financial metrics relate to our retained earnings, accumulated other comprehensive loss (AOCL), and MVE-to-PVCS ratio. With the exception of our retained earnings requirement under the Consent Arrangement as of June 30, 2011, we have met all minimum financial metrics since December 31, 2010.
The following table presents our retained earnings, AOCL, and MVE-to-PVCS ratio as of September 30, 2013, December 31, 2012, and September 30, 2010 (the quarter end prior to entering into the Consent Arrangement).

	As of	As of	As of
	September 30, 2013	December 31, 2012	September 30, 2010
(in thousands, except for percentages)
Retained earnings	$275,173	$228,236	$76,835
AOCL	$(120,225)	$(226,468)	$(770,317)
MVE-to-PVCS ratio	104.5%	95.1%	67.8%
As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the relatively low demand for advances, we have determined that it is prudent to accept some variation in our advances-to-assets ratio over time, rather than to require quarter-over-quarter improvements, and to identify additional opportunities to increase our CMA assets. In adopting this approach, in March 2012, we implemented, and have maintained, a dollar cap on our total investments while increasing our investments in CMA assets, such as state housing finance agency bonds. We periodically reassess the dollar cap on investments to ensure that we continue to maintain our focus on increasing our advances-to-consolidated obligations and CMA assets-to-consolidated obligations ratios, while balancing other considerations, such as maintaining strong liquidity levels, improving our income and retained earnings, and minimizing investment credit risk exposure.
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
Seattle Bank Goals
We are committed to fulfilling the goals that support our return to normal operations (defined as unrestricted repurchase and redemption of and payment of dividends on capital stock). These goals include:

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

We track our progress toward our goals using a number of key metrics, including our retained earnings, AOCL, MVE-to- PVCS ratio, return on PVCS versus one-month London Interbank Offered Rate (LIBOR), and our CMA assets-to-consolidated obligations ratio. As noted above, we continued to make progress on our key metrics, with our retained earnings, AOCL, and MVE-to-PVCS ratio improving significantly during the first three quarters of 2013. In addition, for the nine months ended September 30, 2013, our annualized return on PVCS was 2.31% compared to average annual one-month LIBOR of 0.19%. The annualized return on PVCS for the nine months ended September 30, 2012 was 2.36%, compared to average annual one-month LIBOR of 0.24%. Prior to September 30, 2013, we measured CMA assets-to-total assets; however, depicting CMA assets relative to consolidated obligations better reflects the use of our GSE funding advantage. CMA information as of December 31, 2012, has been adjusted to reflect this change. Our CMA assets-to-consolidated obligations ratio improved to 38.6% as of September 30, 2013 from 34.2% as of December 31, 2012.
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
As evidenced by our repurchases of excess capital stock, our payments of two dividends so far in 2013, and our improved outlooks from two nationally recognized statistical rating organizations (NRSROs, or rating agencies), we continue to make steady progress in achieving our goals. However, we expect that we will continue to face a number of ongoing challenges in the remaining months of 2013, including those associated with further increasing our advance volumes, the possibility of further deterioration in our PLMBS portfolio, and the need to address certain regulatory requirements stemming from the Consent Arrangement and relating to CMA asset levels. As we address our challenges, we will continue to maintain our focus on our mission and business goals, execute on new opportunities to strengthen our balance sheet, and minimize our financial and other risks.
Recent Legislative and Regulatory Developments
The legislative and regulatory environments in which the FHLBanks operate continue to undergo rapid change, driven primarily by new regulations implementing reforms specified in the Housing and Economic Recovery Act of 2008 (Housing Act), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010, and the reforms of the Basel Committee on Banking Supervision (Basel Committee). Further, we continue to monitor changes proposed as the U.S. Congress considers legislation to reform the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and other aspects of housing finance. Our business operations, funding costs, rights and obligations, and the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the three months ended September 30, 2013 are summarized below.
Finance Agency Developments
Final Rule on Stress Testing
On September 26, 2013, the Finance Agency issued a final rule which requires each FHLBank to assess the potential impact of certain sets of economic and financial conditions, including baseline, adverse, and severely adverse scenarios, on its earnings, capital, and other related factors, over a nine-quarter forward horizon based on its portfolio as of September 30 of the previous year. The rule provides that the Finance Agency will annually issue guidance on the scenarios and methodologies to be used in conducting the stress test. Each FHLBank must publicly disclose the results of its adverse economic conditions stress test. The final rule became effective October 28, 2013.
Joint Proposed Rule on Credit Risk Retention for Asset-Backed Securities (ABS)
On September 20, 2013, the Finance Agency, with other U.S. federal regulators, jointly issued a proposed rule which would require ABS sponsors to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The proposed rule revises an earlier proposed rule on ABS credit-risk retention. In general, as with the original, the revised proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk-retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment. The proposed rule would exempt agency MBS from the risk-retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all interests in the issued security. Further, MBS issued by any limited-life regulated entity succeeding either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk-retention requirements. Comments were due by October 30, 2013.
Interim Final Rule Regarding Executive Compensation
On May 14, 2013, the Finance Agency published an interim final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks and the Office of Finance. The interim final rule addresses the authority of the Finance Agency Director to approve, disapprove, modify, prohibit, or withhold compensation of executive officers of the FHLBanks and the Office of Finance. The interim final rule also addresses the Finance Agency Director's authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The interim final rule prohibits an FHLBank or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. Failure by an FHLBank or the Office of Finance to comply with the rule may result in supervisory action by the Finance Agency. The interim final rule became effective on June 13, 2013. The FHLBanks and the Office of Finance submitted a joint comment letter prior to the July 15, 2013 deadline for comment.
Proposed Rule Regarding Golden Parachute and Indemnification Payments
On May 14, 2013, the Finance Agency re-proposed a rule that, if adopted as proposed, sets forth the standards that the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the Office of Finance to an entity-affiliated party. The proposed rule would more closely conform existing Finance Agency regulations on golden parachutes with FDIC golden parachute regulations and refine limitations on golden parachute payments to further limit any such payments made to an entity-affiliated party by an FHLBank or the Office of Finance that is assigned a less-than-satisfactory composite Finance Agency examination rating. The FHLBanks and the Office of Finance submitted a joint comment letter prior to the July 15, 2013 deadline for comment.
Other Significant Developments
Housing Finance and Housing GSE Reform
We expect the U.S. Congress to continue to consider reforms for U.S. housing finance and the regulated entities, including actions regarding the resolution of Fannie Mae and Freddie Mac (together, the enterprises). Legislation has been introduced in both the House of Representatives and the Senate that would wind down the enterprises and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (the Housing Finance Reform Act) was introduced in the Senate, with bipartisan support. On July 11, 2013, the House Financial Services Committee submitted a proposal entitled the Protecting American Taxpayers and Homeowners Act of 2013 (PATH Act). Both proposals would have direct implications for the FHLBanks if enacted.
Although both proposals reflect the Finance Agency's efforts over the past year to lay the groundwork for a new U.S. housing finance structure by creating a single securitization platform and establishing national standards for mortgage securitization, they differ on the role of the Federal government in the revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (the FMIC) as an independent agency in the Federal government, replacing the Finance Agency as the primary Federal regulator of the FHLBanks. The FMIC would facilitate the securitization of eligible mortgages by insuring covered securities against catastrophic risk. The FHLBanks, or a subsidiary, would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBanks or subsidiary would not be issued as a consolidated debt instrument and would not be treated as a joint and several obligation of any FHLBank that has not elected to participate in such issuance.
By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except Federal Housing Association (FHA), Veteran's Administration, and similar loans designed to serve first-time homebuyers and low-and-moderate income borrowers. The FHLBanks would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility.
The PATH Act would also revamp the statutory rules governing the board composition of FHLBanks. Among other things, for merging FHLBanks, the number of directors would be capped at 15 and the number of member directors allocated to a state would be capped at two until each state has at least one member director. Additionally, the Finance Agency would be given the authority, consistent with the authority of other banking regulators, to regulate and examine vendors of an FHLBank or an enterprise. Also, the PATH Act would remove the requirement that the Finance Agency adopt regulations establishing standards of community investment or service for FHLBanks' members.
We expect Congress to consider these and other changes to the U.S. housing finance system in the coming months. Any fundamental changes to the U.S. housing finance system could have consequences for the FHLBanks and our ability to provide readily accessible liquidity to our members. However, given the uncertainly of the congressional process, it is impossible to determine at this time whether or when legislation would be enacted for housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.
Basel Committee - Final Capital Framework
In July 2013, the Federal Reserve and the Office of the Comptroller of the Currency (OCC) adopted a final rule and the FDIC (together with the Federal Reserve and the OCC, the financial regulators) adopted an interim final rule, which was amended on September 10, 2013, establishing new minimum capital standards for financial institutions to implement the Basel III regulatory capital reforms from the Basel Committee. The new capital framework includes, among other things:

•	a new common-equity tier-1 minimum capital requirement, a higher minimum tier-1 capital requirement, and an additional tier-1 capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a minimum supplementary leverage ratio for financial institutions subject to the "advanced approaches" risk-based capital rules.
The new framework could require some FHLBank members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. Conversely, the new requirements could provide an incentive for FHLBank members to use term advances to create and maintain minimum balance sheet liquidity. Most FHLBank members must begin compliance with the final rule by January 1, 2015, although some larger members must begin complying by January 1, 2014.
Basel Committee - Proposed Liquidity Coverage Ratio
In October 2013, the financial regulators issued a proposed rule specifying a minimum liquidity coverage ratio (LCR) applicable to all internationally active banking organizations, bank holding companies, systemically important, non-bank financial institutions designated for Federal Reserve supervision, certain savings and loan holding companies, depository institutions with more than $250 billion in total assets or more than $10 billion in on-balance sheet foreign exposure, and to such depository institutions’ consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. Among other things, the proposed rule defines various categories of high quality, liquid assets (HQLAs) for purposes of satisfying the LCR, and these HQLAs are further categorized into Level 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category. As proposed, FHLBank System consolidated obligations would be categorized as Level 2A HQLAs. This classification could adversely impact investor demand for consolidated obligations because their treatment will be less favorable than the treatment of Level 1 HQLAs, potentially resulting in increased funding costs and, in turn, adversely impacting our financial condition and results of operations. Comments on the proposed rule are due by January 31, 2014.

Selected Financial Data

The following selected financial data for the Seattle Bank should be read in conjunction with “Part I. Item 1. Financial Statements,” included in this report, as well as the bank's 2012 10-K, including the financial statements and related notes for the years ended December 31, 2012, 2011, and 2010 (2012 Financial Statements).

Selected Financial Data	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
(in millions, except percentages)
Statements of Condition (at period end)
Total assets	$37,240	$38,018	$36,564	$35,420	$35,641
Investments (1)	25,452	25,488	25,442	25,039	25,322
Advances	10,800	11,447	9,966	9,135	8,963
Mortgage loans held for portfolio, net (2)	843	915	985	1,060	1,131
Deposits and other borrowings	461	479	470	541	461
Consolidated obligations:
Discount notes	14,573	15,799	17,877	21,417	20,390
Bonds	18,915	18,429	15,152	10,497	11,898
Total consolidated obligations	33,488	34,228	33,029	31,914	32,288
Mandatorily redeemable capital stock	1,770	1,791	1,225	1,187	1,202
Affordable Housing Program (AHP) payable	20	20	19	19	17
Capital stock:
Class A capital stock - putable	48	51	55	109	114
Class B capital stock - putable	875	872	1,454	1,463	1,465
Total capital stock	923	923	1,509	1,572	1,579
Retained earnings:
Unrestricted	227	210	202	189	172
Restricted	48	44	42	39	35
Total retained earnings	275	254	244	228	207
AOCL	(120)	(112)	(124)	(227)	(324)
Total capital	1,078	1,065	1,629	1,573	1,462
Statements of Income (for the quarter ended)
Interest income	$71	$70	$71	$79	$75
Net interest income after provision (benefit) for credit losses	37	34	34	39	34
Other income (loss)	4	(2)	2	1	—
Other expense	18	21	18	17	18
Income before assessments	23	11	18	23	16
Assessments	2	1	2	2	2
Net income	21	10	16	21	14
Financial Statistics (for the quarter ended)
Return on average equity	7.89%	3.83%	3.90%	5.57%	3.75%
Return on average assets	0.22%	0.11%	0.18%	0.23%	0.15%
Average equity to average assets	2.80%	2.96%	4.55%	4.20%	4.02%
Regulatory capital ratio (3)	7.97%	7.81%	8.14%	8.43%	8.38%
Net interest margin (4)	0.37%	0.37%	0.39%	0.43%	0.34%
Annualized dividend rate (5)	0.10%	—	—	—	—
Dividend payout ratio (6)	1.11%	—	—	—	—

(1)	Investments include federal funds sold, securities purchased under agreements to resell, AFS and held-to-maturity (HTM) securities, and loans to other FHLBanks.
(2)
Mortgage loans held for portfolio, net includes allowance for credit losses of $1.2 million as of September 30, 2013, $2.2 million as of June 30 and March 31, 2013, $2.3 million as of December 31, 2012, and $3.1 million as of September 30, 2012.

(3)
Regulatory capital ratio is defined as period-end regulatory capital (i.e., permanent capital, Class A capital stock, and general allowance for losses) expressed as a percentage of period-end total assets.

(4)	Net interest margin is defined as net interest income for the period, expressed as a percentage of average earning assets for the period.
(5)	Annualized dividend rates are dividends paid in cash and stock, divided by the average balance of capital stock eligible for dividends during the year.
(6)	Dividend payout ratio is defined as dividends in the period expressed as a percentage of net income in the period.

Financial Condition as of September 30, 2013 and December 31, 2012
Our assets principally consist of advances, investments, and mortgage loans. Our advance balance and our advances as a percentage of total assets as of September 30, 2013 increased to $10.8 billion and 29.0%, from $9.1 billion and 25.8%, as of December 31, 2012. As of September 30, 2013, our investments increased slightly to $25.5 billion, from $25.0 billion as of December 31, 2012, but decreased slightly as a percentage of total assets. The balance of our mortgage loans outstanding continued to decline due to receipt of principal payments.
We obtain funding to support our business primarily through the issuance, by the Office of Finance as our agent, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.
The following table summarizes our major categories of assets, liabilities, and capital as a percentage of total assets as of September 30, 2013 and December 31, 2012.

	As of	As of
Major Categories of Assets, Liabilities, and Capital as a Percentage of Total Assets	September 30, 2013	December 31, 2012
(in percentages)
Assets
Advances *	29.0	25.8
Investments:
Short-term	28.9	36.7
CMA investments *	3.4	2.0
Other medium-/long-term	36.0	32.0
Subtotal	68.3	70.7
Mortgage loans *	2.3	3.0
Other assets	0.4	0.5
Total	100.0	100.0
Liabilities and Capital
Consolidated obligations	89.9	90.1
Deposits	1.2	1.6
Mandatorily redeemable capital stock	4.8	3.3
Other liabilities	1.2	0.6
Total capital	2.9	4.4
Total	100.0	100.0

*
CMA assets. CMA investments include certain housing finance agency obligations. Our ratio of CMA assets-to-consolidated obligations as of September 30, 2013 and December 31, 2012 was 38.6% and 34.2%. Prior to September 30, 2013, we measured CMA assets-to-total assets; however, depicting CMA assets relative to consolidated obligations better reflects the use of our GSE funding advantage. CMA information as of December 31, 2012 has been adjusted to reflect this change.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances
Outstanding advances increased by 18.2%, to $10.8 billion, as of September 30, 2013, from $9.1 billion, as of December 31, 2012, although overall in 2013, our members' demand for advances continued to be negatively impacted by high levels of retail deposits and continued economic uncertainty.

The following table summarizes the par value of our advances outstanding by member type as of September 30, 2013 and December 31, 2012.

	As of	As of
Par Value of Advances by Member Type	September 30, 2013	December 31, 2012
(in thousands)
Commercial banks	$3,290,081	$5,525,451
Thrifts	2,768,287	2,693,411
Credit unions	510,996	405,012
Total member advances	6,569,364	8,623,874
Housing associates	19,107	1,987
Nonmember borrowers	4,074,311	255,278
Total par value of advances	$10,662,782	$8,881,139

A large percentage of our advances is held by a limited number of borrowers. Changes in this group's borrowing decisions and ability to continue borrowing have affected and can still significantly affect the amount of our advances outstanding. We expect that our advances will be concentrated with our largest borrowers for the foreseeable future.
In April 2013, Bank of America Oregon, N.A., our then-largest borrower, merged into its parent, Bank of America, N.A. (BANA). At that time, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's business activity will eventually decline to zero as the outstanding advances mature. As currently structured, approximately 80% of the entity's $3.8 billion in outstanding advances will mature in 2015 and 2016. In addition, in September 2013, the holding companies for Sterling Bank and Umpqua Bank, two of the larger borrowers of the Seattle Bank, announced an intention to merge. If the merger is completed, the number of borrowers and holders of Seattle Bank capital stock will become more concentrated as both of these entities have been active borrowers and each holds large amounts of Seattle Bank capital stock.
The following table provides the par value of outstanding advances and percent of total par value of outstanding advances of our top five borrowers (at the holding company level) as of September 30, 2013 and December 31, 2012. Due to the number of member institutions that are part of larger holding companies, we believe this aggregation provides greater visibility into borrowing activity at the Seattle Bank than would a listing of advances by individual member institutions.

	As of September 30, 2013		As of December 31, 2012
Top Five Borrowers by Holding Company Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America Corporation *	$3,827,602	35.9	$2,590,631	29.1
Washington Federal, Inc.	1,930,000	18.1	1,880,000	21.2
Sterling Financial Corporation	1,026,557	9.6	604,027	6.8
Glacier Bancorp, Inc.	962,115	9.0	992,013	11.2
HomeStreet, Inc.	338,690	3.2	259,090	2.9
Total	$8,084,964	75.8	$6,325,761	71.2

*	Nonmember borrower as of April 1, 2013.
As of September 30, 2013 and December 31, 2012, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers as listed above was approximately 30 and 29 months.
Fixed interest-rate and structured advances (i.e., advances that include optionality) as a percentage of total par value of advances decreased to 63.8% as of September 30, 2013, compared to 98.8% as of December 31, 2012. The percentage of our outstanding advances maturing in one year or less decreased to 26.1%, or $2.8 billion, as of September 30, 2013, from 50.1%, or $4.5 billion, as of December 31, 2012, while advances with one-to-three year terms-to-maturity increased. The changes in our advance portfolio's interest-rate payment terms and term-to-maturity are primarily due to Bank of America, Oregon N.A.'s borrowing of medium-term, variable interest-rate advances in first quarter 2013.

The following table summarizes our advance portfolio by product type as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013		As of December 31, 2012
Advances Outstanding by Product Type	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable interest-rate advances:
Cash management	$96,207	0.9	$76,265	0.9
Adjustable interest-rate	3,750,000	35.1	22,500	0.2
Capped floater	10,000	0.1	10,000	0.1
Fixed interest-rate advances:
Non-amortizing	4,875,331	45.7	6,248,296	70.4
Amortizing	373,228	3.5	337,262	3.8
Fixed interest rate with symmetrical prepayment option	412,500	3.9	436,300	4.9
Putable:
Non-knockout	810,516	7.6	1,365,516	15.4
Knockout	275,000	2.6	310,000	3.5
Floating-to-fixed convertible (after conversion date)	60,000	0.6	75,000	0.8
Total par value	$10,662,782	100.0	$8,881,139	100.0

The following table summarizes our advance portfolio by interest payment terms to maturity as of September 30, 2013.

	As of September 30, 2013
Interest Payment Terms to Maturity	Fixed	Variable	Total
(in thousands)
Due in one year or less	$1,941,546	$846,207	$2,787,753
Due after one year	4,865,029	3,010,000	7,875,029
Total par value	$6,806,575	$3,856,207	$10,662,782

The total weighted-average interest rate on our advance portfolio decreased to 1.41% as of September 30, 2013, from 1.78% as of December 31, 2012. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing).
Member Demand for Advances
Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, regulation, and our members' liquidity and wholesale funding needs. Our members regularly evaluate their other funding options relative to our advance products and pricing. Although advance demand increased in the first half of 2013, demand declined in third quarter 2013 from previous levels due to high levels of retail deposits and continued economic uncertainty. It is unclear how uncertainty regarding the timing of increases in long-term interest rates and other economic concerns will impact advance demand from our members in future periods, as such demand is dependent upon many factors, including among others, retail loan demand, retail core deposit activity, and our members' needs to manage the associated interest-rate risk on their balance sheets. In addition, we expect total demand for advances will be negatively impacted by the April 2013 loss of our then-largest borrower, Bank of America Oregon, N.A, and its subsequent inability to borrow from the Seattle Bank.
We periodically review our advance pricing structure to determine whether it remains competitive and complies with regulatory requirements. Our current advance pricing structure includes posted-rate pricing, including window and auction pricing, and differential pricing. Under the auction funding option, borrowers can generally borrow at a lower interest rate than the posted rates. Unlike window pricing (the pricing indications of which are published daily on our bank website), auction funding is typically available two times per week when the Seattle Bank participates in issuances of consolidated obligation discount notes from the Office of Finance. Borrowers do not know the interest rate of the advance until the auction is complete. The differential pricing option, under which borrowers can request an advance rate lower than our posted rates, is administered by specified bank employees within parameters established by our asset and liability management committee (consisting of Seattle Bank employees) under authority delegated by our president and chief executive officer and overseen by the Board. The differential pricing option enables the bank to compete with lower interest rates available to those members that have alternative wholesale or other funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. We also offer advance promotions from time to time, where we temporarily lower our posted rates on advances with specific structures.
Our members' use of window pricing increased significantly during the first nine months of 2013 compared to the same period in 2012, with aggregate offsetting decreases in differential and auction pricing, due primarily to more favorable pricing execution on the window pricing option, particularly during third quarter 2013, and to the inability of Bank of America Oregon, N.A., a significant user of differentially priced advances, to enter into new advances following its merging out of membership in April 2013. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all of our members.
The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances, for the nine months ended September 30, 2013 and 2012.

	For the Nine Months Ended September 30,
Advance Pricing	2013	2012
(in percentages)
Posted-rate pricing:
Window	37.8	7.9
Auction	6.8	16.1
Differential pricing	55.4	76.0
Total	100.0	100.0

The demand for advances also may be affected by the manner in which members support their advances with capital stock, their ability to have capital stock repurchased or redeemed by us, and the dividends we may pay on our capital stock. In September 2012, we implemented an excess capital stock repurchase program with Finance Agency approval. Since then, we have repurchased a total of $120.6 million of excess capital stock, including $24.2 million in third quarter 2013. In addition, during third quarter 2013, we repurchased $5,000 of excess Class B stock which had been purchased by members on or after October 27, 2010 for activity purposes. Our ability to repurchase excess capital stock meeting these criteria could increase the likelihood that members will purchase incremental capital stock to support new advances.
In July 2013, we paid a $0.025 per share cash dividend, and, in October 2013, with Finance Agency approval, our Board declared a $0.025 per share cash dividend, which was paid on October 30, 2013. These dividends were based on second and third quarter 2013 financial results, as applicable, and calculated based on average Class A and Class B stock outstanding during the second and third quarter of 2013.
In addition, members continued to utilize the excess stock pool to support their new advances. As of September 30, 2013, $5.0 million of outstanding advances were obtained by members utilizing the excess stock pool. See Note 10 in our 2012 Financial Statements in our 2012 10-K for additional information on the excess stock pool.
Credit Risk
Our credit risk from advances is concentrated in commercial banks and savings institutions. We assign each member institution an internal risk rating based on a number of factors, including levels of non-performing assets, profitability, and capital. Should the financial condition of a borrower decline or become otherwise impaired, we may limit the term to maturity and type of advances available to that borrower or require that borrower to physically deliver collateral or provide additional collateral to us. As of September 30, 2013 and December 31, 2012, 23% and 24% of our borrowers were on the physical possession collateral arrangement, representing 7% and 9% of the par value of our outstanding advances. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. We have never incurred a credit loss on an advance.
Our members' borrowing capacity with the Seattle Bank depends on the collateral they pledge and is calculated as a percentage of the collateral's value. We periodically evaluate this percentage in the context of the value of the collateral in current market conditions. As of September 30, 2013 and December 31, 2012, we had unencumbered rights to collateral (i.e., loans and securities), on a borrower-by-borrower basis, with an estimated value in excess of all outstanding extensions of credit.

For additional information on advances, see Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.

Investments
We maintain portfolios of short- and medium/long-term investments to help manage liquidity, to maintain leverage and capital ratios, and to generate returns on our capital. Short-term investments generally include overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, and commercial paper. Medium/long-term investments generally include debentures and MBS issued by other GSEs, such as Fannie Mae or Freddie Mac, PLMBS (which we no longer acquire), securities issued or guaranteed by other U.S. government agencies, including the Export-Import Bank of the U.S. (Ex-Im Bank), securities issued by state or local housing finance authorities, and, historically, Temporary Liquidity Guarantee Program (TLGP) securities. Our investment securities are classified either as AFS or HTM.
The table below presents the carrying values and yields of our AFS and HTM securities by major security type and contractual maturity, as well as our other short-term investments, as of September 30, 2013 and December 31, 2012. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of September 30, 2013					As of December 31, 2012
Investments by Security Type and Maturity Date	One Year or Less	After One Year through Five Years	After Five Years through 10 Years	After 10 Years	Total Carrying Value	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
Other U.S. agency obligations (1)	$—	$21,899	$73,749	$2,493,590	$2,589,238	$1,166,918
GSE (2)	198,238	836,690	573,574	443,320	2,051,822	1,417,282
Total non-MBS	198,238	858,589	647,323	2,936,910	4,641,060	2,584,200
MBS:
PLMBS	—	—	—	1,253,441	1,253,441	1,293,764
Total AFS securities	$198,238	$858,589	$647,323	$4,190,351	$5,894,501	$3,877,964
Yield on AFS securities	0.81%	0.94%	2.73%	1.50%	1.53%	1.05%
HTM securities:
Non-MBS:
Certificates of deposit	$576,000	$—	$—	$—	$576,000	$269,000
Other U.S. agency obligations (1)	—	1,825	5,980	11,976	19,781	22,599
GSE (2)	—	—	—	—	—	299,954
State and local housing agency obligations	14,240	230,585	217,515	809,739	1,272,079	708,776
Total non-MBS	590,240	232,410	223,495	821,715	1,867,860	1,300,329
MBS:
Residential:
Other U.S agency obligations (3)	7	—	295	116,630	116,932	141,034
GSE (2)	—	6,102	383,299	5,202,134	5,591,535	6,213,529
PLMBS	—	26,109	26,589	392,550	445,248	577,354
Commercial/multi-family:
GSE (2)	—	—	1,308,290	43,377	1,351,667	186,165
Total MBS	7	32,211	1,718,473	5,754,691	7,505,382	7,118,082
Total HTM securities	$590,247	$264,621	$1,941,968	$6,576,406	$9,373,242	$8,418,411
Yield on HTM securities	0.15%	1.04%	0.58%	1.10%	0.93%	1.31%
Securities purchased under agreements to resell	$3,500,000	$—	$—	$—	$3,500,000	$5,600,000
Federal funds sold	6,684,700	—	—	—	6,684,700	7,143,200
Total investments	$10,973,185	$1,123,210	$2,589,291	$10,766,757	$25,452,443	$25,039,575

(1)
Consists of obligations issued or guaranteed by one or more of the following: Ex-Im Bank, Small Business Administration (SBA), U.S. Agency for International Development (U.S. AID), and Private Export Funding Corporation.

(2)	Consists of obligations issued by Federal Farm Credit Bank (FFCB), Freddie Mac, Fannie Mae, and Tennessee Valley Authority (TVA).

(3)	Consists of securities issued by Government National Mortgage Association (Ginnie Mae).

As of September 30, 2013, our investments increased slightly to $25.5 billion, from $25.0 billion as of December 31, 2012. In the first three quarters of 2013, we significantly increased our investments in state housing finance agency obligations, which increased our holdings of CMA assets, and in other U.S. agency debt obligations, and decreased our holdings of short-term unsecured investments. As a result, as of September 30, 2013, our medium- and long-term investments comprised 36.0% of total assets, compared to 32.0% as of December 31, 2012.
GSE Debt Obligations
The following table summarizes the carrying value of our investments in GSE debt obligations as of September 30, 2013 and December 31, 2012.

	As of	As of
Carrying Value of Investments in GSE Debt Securities	September 30, 2013	December 31, 2012
(in thousands)
Freddie Mac	$642,162	$418,506
Fannie Mae	614,189	313,006
FFCB	413,965	557,914
TVA	381,506	427,810
Total	$2,051,822	$1,717,236

MBS Investments
Our MBS investments represented 299.1% and 290.1% of our regulatory capital as of September 30, 2013 and December 31, 2012. Finance Agency regulation limits our investments in MBS (including PLMBS) and mortgage-relatedABS (such as those backed by home equity loans or SBA loans) by requiring that the total book value of such securities owned by us on the day we purchase the securities does not exceed 300% of our previous month-end regulatory capital. As of September 30, 2013 and December 31, 2012, our MBS investments included $2.4 billion and $2.9 billion in Freddie Mac MBS and $4.5 billion and $3.5 billion in Fannie Mae MBS. See “—Credit Risk” below for credit ratings relating to our MBS investments as of September 30, 2013 and December 31, 2012.
During the nine months ended September 30, 2013, we sold one AFS PLMBS security. The proceeds of this sale totaled $41.8 million and resulted in a gain of $903,000. During the nine months ended September 30, 2012, we sold three AFS securities. The proceeds of the sales were $82.7 million and resulted in a net gain of $330,000.
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
We are prohibited by regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposure to domestic counterparties and U.S. subsidiaries of foreign commercial banks includes the risk that these counterparties have extended credit to non-U.S. counterparties and foreign sovereign governments. Our unsecured credit exposure to U.S. branches and agency offices of foreign commercial banks includes the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. We did not own any financial instruments issued by foreign sovereign governments, including those that are members of the European Union, as of September 30, 2013.

The following table presents our unsecured credit exposure on securities purchased from private counterparties as of September 30, 2013 and December 31, 2012. This table excludes those investments with implicit or explicit government guarantees and includes associated accrued interest receivable.

	As of	As of
Unsecured Credit Exposure Including Accrued Interest Receivable	September 30, 2013	December 31, 2012
(in thousands)
Federal funds sold	$6,685,364	$7,144,092
Certificates of deposit	576,025	269,052
Total	$7,261,389	$7,413,144

The following table presents our unsecured investments by contractual terms to maturity and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's parent as of September 30, 2013. We had no unsecured investments greater than 90 days as of September 30, 2013.

	Carrying Value as of September 30, 2013
Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty	Overnight	Two Days through 30 Days	31 Days through 90 Days	Total
(in thousands)
Domestic	$585,000	$116,000	$515,000	$1,216,000
U.S. subsidiaries of foreign commercial banks	551,200	—	161,000	712,200
Total	1,136,200	116,000	676,000	1,928,200
U.S. branches and agency offices of foreign commercial banks:
Canada	534,000	685,500	252,000	1,471,500
Netherlands	830,000	—	—	830,000
Sweden	415,000	535,000	415,000	1,365,000
Australia	—	716,000	417,000	1,133,000
Norway	265,000	268,000	—	533,000
Total	2,044,000	2,204,500	1,084,000	5,332,500
Total	$3,180,200	$2,320,500	$1,760,000	$7,260,700

The following table presents our unsecured investments by the credit rating and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's parent as of September 30, 2013.

	Carrying Value as of September 30, 2013
Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty	AA	A	Total
(in thousands)
Domestic	$415,000	$801,000	$1,216,000
U.S. subsidiaries of foreign commercial banks	—	712,200	712,200
Total	415,000	1,513,200	1,928,200
U.S. branches and agency offices of foreign commercial banks:
Canada	417,500	1,054,000	1,471,500
Netherlands	830,000	—	830,000
Sweden	830,000	535,000	1,365,000
Australia	1,133,000	—	1,133,000
Norway	—	533,000	533,000
Total	3,210,500	2,122,000	5,332,500
Total	$3,625,500	$3,635,200	$7,260,700

Our residential MBS investments consist of agency-guaranteed securities and senior tranches of privately issued prime and Alt-A MBS collateralized by residential mortgage loans, including hybrid adjustable-rate mortgages (ARMs) and option ARMs. Our exposure to the risk of loss on our investments in MBS increases when the loans underlying the MBS exhibit high rates of delinquency, foreclosure, and losses on the sales of foreclosed properties. In order to reduce our risk of loss on these investments, all of the MBS owned by the Seattle Bank contain one or more of the following forms of credit protection:

•	Subordination. Where the MBS is structured such that payments to junior classes are subordinated to senior classes to prioritize cash flows to the senior classes.

•
Excess spread. Where the weighted-average coupon rate of the underlying mortgage loans in the pool is higher than the weighted-average coupon rate on the MBS. The spread differential may be used to cover any losses that occur.

•
Over-collateralization. Where the total outstanding balance on the underlying mortgage loans in the pool is greater than the outstanding MBS balance. The excess collateral is available to cover any losses that occur.

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
The following tables summarize the carrying value of our investments and their credit ratings, or if the investment itself is not rated, the credit rating of the issuer, as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$500,000	$3,000,000	$—	$—	$3,500,000
Federal funds sold	—	3,210,500	3,474,200	—	—	—	6,684,700
Investment securities:
Certificates of deposit	—	415,000	161,000	—	—	—	576,000
U.S. agency and GSE obligations	—	4,660,841	—	—	—	—	4,660,841
State or local housing obligations	1,044,566	227,513	—	—	—	—	1,272,079
Total non-MBS	1,044,566	8,513,854	4,135,200	3,000,000	—	—	16,693,620
MBS:
Residential:
Other U.S. agency	—	116,932	—	—	—	—	116,932
GSE	—	5,591,535	—	—	—	—	5,591,535
PLMBS	—	84,235	15,365	96,594	1,500,489	2,006	1,698,689
Commercial (multi-family):
GSE	—	1,351,667	—	—	—	—	1,351,667
Total MBS	—	7,144,369	15,365	96,594	1,500,489	2,006	8,758,823
Total	$1,044,566	$15,658,223	$4,150,565	$3,096,594	$1,500,489	$2,006	$25,452,443

	As of December 31, 2012
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$2,600,000	$3,000,000	$—	$—	$5,600,000
Federal funds sold	—	4,656,000	2,487,200	—	—	—	7,143,200
Investment securities:
Certificates of deposit	—	—	269,000	—	—	—	269,000
U.S. agency and GSE obligations	—	2,906,753	—	—	—	—	2,906,753
State or local housing obligations	499,971	208,805	—	—	—	—	708,776
Total non-MBS	499,971	7,771,558	5,356,200	3,000,000	—	—	16,627,729
MBS:
Residential:
Other U.S. agency	—	141,034	—	—	—	—	141,034
GSE	—	6,213,529	—	—	—	—	6,213,529
PLMBS	410	58,320	39,763	195,464	1,574,853	2,308	1,871,118
Commercial (multi-family):
GSE	—	186,165	—	—	—	—	186,165
Total MBS	410	6,599,048	39,763	195,464	1,574,853	2,308	8,411,846
Total	$500,381	$14,370,606	$5,395,963	$3,195,464	$1,574,853	$2,308	$25,039,575
The following table provides information on our PLMBS in unrealized loss positions as of September 30, 2013. The weighted-average collateral delinquency is the weighted average of the unpaid principal balance of the individual securities in the category that are 60 days or more past due.

	As of September 30, 2013
PLMBS	Unpaid Principal Balance	Amortized Cost Basis	Gross Unrealized Losses	Weighted-Average Collateral Delinquency
(in thousands, except percentages)
Prime:
First lien	$32,059	$31,963	$(1,608)	5.9
Alt-A:
Option ARMs	1,257,359	1,044,451	(109,335)	38.8
Alt-A and other	500,433	456,198	(26,466)	23.0
Total PLMBS backed by Alt-A loans	1,757,792	1,500,649	(135,801)	34.3
Total	$1,789,851	$1,532,612	$(137,409)	33.8

The following table summarizes, among other things, the unpaid principal balance, amortized cost basis, gross unrealized loss, fair value, and OTTI losses, if applicable, of our PLMBS by collateral type, credit rating, and year of issuance, as of September 30, 2013. In the table below, the original weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization in place at the time of purchase to absorb losses before our investments incur a loss. The weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization currently in place to absorb losses before our investments incur a loss.

	As of and for the Nine Months Ended September 30, 2013
	Prime	Alt-A
PLMBS by Year of Securitization	2004 and prior	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AA	$17,563	$73,328	$69,615	$—	$—	$—	$3,713
A	13,840	3,440	—	—	—	—	3,440
BBB	27,960	60,730	—	—	—	2,452	58,278
Below investment grade:
BB	—	23,098	—	—	—	6,238	16,860
B	—	83,383	13,567	—	14,459	41,165	14,192
CCC	—	1,053,259	122,880	507,834	318,921	103,624	—
CC	—	667,938	146,291	375,133	146,514	—	—
C	—	105,126	—	105,126	—	—	—
D	—	60,280	—	44,039	—	16,241	—
Unrated	77	1,925	—	—	—	—	1,925
Total unpaid principal balance	$59,440	$2,132,507	$352,353	$1,032,132	$479,894	$169,720	$98,408
Amortized cost basis	$59,228	$1,750,205	$341,984	$796,401	$358,434	$155,215	$98,171
Gross unrealized losses	$(1,608)	$(135,801)	$(29,910)	$(63,244)	$(21,220)	$(18,247)	$(3,180)
Fair value	$58,006	$1,628,588	$318,072	$735,150	$339,008	$140,667	$95,691
OTTI:
Credit-related OTTI losses	$—	$(1,837)	$—	$(1,680)	$(157)	$—	$—
Non-credit-related OTTI losses	—	1,837	—	1,680	157	—	—
Total OTTI losses	$—	$—	$—	$—	$—	$—	$—
Weighted-average percentage of fair value to unpaid principal balance	97.6%	76.4%	90.3%	71.2%	70.6%	82.9%	97.2%
Original weighted-average credit enhancement	2.8%	37.5%	35.2%	38.8%	45.8%	29.5%	5.0%
Weighted-average credit enhancement	14.0%	19.7%	26.9%	17.7%	18.7%	24.7%	11.4%
Weighted-average collateral delinquency	5.2%	35.0%	21.2%	38.8%	44.6%	28.4%	8.4%

The majority of our PLMBS are variable interest-rate securities collateralized by Alt-A residential mortgage loans. The following table summarizes the unpaid principal balance of our PLMBS by interest-rate type and underlying collateral as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013			As of December 31, 2012
PLMBS by Interest-Rate Type	Fixed	Variable	Total	Fixed	Variable	Total
(in thousands)
Prime	$34,923	$24,517	$59,440	$57,071	$35,802	$92,873
Alt-A	2,957	2,129,550	2,132,507	23,059	2,418,970	2,442,029
Total	$37,880	$2,154,067	$2,191,947	$80,130	$2,454,772	$2,534,902

OTTI Assessment
We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the difference between the security's amortized cost basis and its fair value as of the statement of condition. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired. Based on current information, we determined that, for these investments, the underlying collateral or the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, as of September 30, 2013, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery.
We recorded $1.5 million and $1.8 million of additional OTTI credit losses on previously impaired PLMBS for the three and nine months ended September 30, 2013. Credit-related OTTI charges are recorded in current-period earnings on the statements of income, and non-credit losses are recorded on the statements of condition in AOCL. Our AOCL decreased to $120.2 million as of September 30, 2013, compared to $226.5 million as of December 31, 2012, primarily due to improvements in market prices of our AFS investments determined to be other-than-temporarily impaired. See "Part I. Item 1. Statements of Comprehensive Income" and Note 10 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for a tabular presentation of AOCL for the three and nine months ended September 30, 2013 and 2012.
Additional information on our OTTI evaluation process, including the significant inputs used to evaluate our PLMBS for OTTI for the three months ended September 30, 2013, are detailed in Note 4 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" and "—Critical Accounting Policies and Estimates" in this report.
The following table summarizes key information as of September 30, 2013 for the PLMBS on which we recorded OTTI charges during the life of the security (i.e., impaired as of or prior to September 30, 2013).

	As of September 30, 2013
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$93,123	$92,383	$77,177	$85,428	$1,730,240	$1,348,979	$1,253,441

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or by an NRSRO upon issuance of the PLMBS.

The credit losses on our other-than-temporarily impaired PLMBS are based on these securities’ expected performance over their contractual maturities, which averaged approximately 27 years as of September 30, 2013. Since acquisition, through September 30, 2013, five of our other-than-temporarily impaired securities have suffered actual cash losses totaling $18.5 million.

In addition to evaluating our PLMBS under a base-case scenario (as detailed in Note 4 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements"), we also perform a quarterly cash-flow analysis on our PLMBS under a more stressful scenario than we utilize in our OTTI assessment. The stress-test scenario and associated results do not represent our current expectations and, accordingly, should not be construed as a prediction of our future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical stress-test scenario provide a measure of the credit losses that we might incur if home price declines and subsequent recoveries are more adverse than those projected in our OTTI assessment. The results of this scenario are included in "—Critical Accounting Policies and Estimates" in this report.

Mortgage Loans
Mortgage Loans Held for Portfolio
The par value of our mortgage loans held for portfolio consisted of $765.5 million and $965.4 million in conventional mortgage loans and $78.2 million and $95.0 million in government-guaranteed mortgage loans as of September 30, 2013 and December 31, 2012. The portfolio balance decreased for the nine months ended September 30, 2013 due to our receipt of $213.8 million in principal payments.
We have not purchased mortgage loans under the Mortgage Purchase Program (MPP) since 2006, and as part of the Consent Arrangement, we have agreed not to purchase mortgage loans under the MPP. Because we have purchased no new mortgage loans since 2006 and sold no mortgage loans since 2011, the weighted-average FICO scores and loan-to-value ratios (i.e., values of outstanding mortgage loans as a percentage of appraised values), at origination, of our conventional mortgage loan portfolio are generally stable. As of September 30, 2013 and December 31, 2012, 96.6% and 96.7% of our conventional mortgage loans had FICO scores at origination over 660 and 93.2% and 93.6% of our conventional mortgage loan portfolio had loan-to-value ratios of less than 80%. As of September 30, 2013 and December 31, 2012, we had no high current loan-to-value loans. High current loan-to-value loans are those with an estimated current loan-to-value ratio greater than 100% based on movement in property values where the property securing the mortgage loan is located.
As of September 30, 2013 and December 31, 2012, approximately 77% of our outstanding mortgage loans held for portfolio had been purchased from our former member, Washington Mutual Bank, F.S.B., which was subsequently acquired by JPMorgan Chase Bank, N.A., a nonmember institution.
Credit Risk
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our September 30, 2013 analysis, we determined that the credit enhancement provided by our members in the form of the lender risk account (LRA) and our previously recorded allowance for credit losses was in excess of the amount required to absorb the expected credit losses on our mortgage loan portfolio. Accordingly, we recorded a benefit for credit losses of $1.0 million for the three and nine months ended September 30, 2013. The improvement in required loss reserves were due in part to the exclusion of certain delinquent mortgage loans, which are now subject to individual impairment assessment, from the loss reserve analysis. Our allowance for credit losses totaled $1.2 million and $2.3 million as of September 30, 2013 and December 31, 2012.
The following table provides a summary of the activity in our allowance for credit losses on mortgage loans held for portfolio, the recorded investment in mortgage loans 90 days or more past due, and information on nonaccrual loans as of and for the nine months ended September 30, 2013 and 2012.

	As of and for the Nine Months Ended September 30,
Past Due and Nonaccrual Mortgage Loan Data	2013	2012
(in thousands)
Total recorded investment in mortgage loans past due 90 days or more and still accruing interest	$10,587	$13,739
Nonaccrual loans	$36,809	$45,880
Allowance for credit losses on mortgage loans:
Balance, beginning of year	$2,326	$5,704
Charge-offs	(132)	(245)
(Benefit) provision for credit losses	(1,018)	(2,368)
Balance, end of period	$1,176	$3,091
Nonaccrual loans: *
Gross amount of interest that would have been recorded based on original terms	$1,542	$2,226
Shortfall	$1,542	$2,226

*	A mortgage loan is placed on nonaccrual status when the contractual principal or interest is 90 days or more past due.

Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. See Note 7 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on our mortgage loans that are delinquent or in foreclosure and our real estate owned (REO) as of September 30, 2013 and December 31, 2012.
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
With a delinquency rate of 13.3%, our government-insured mortgage loans are exhibiting delinquency rates that are significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio. This is primarily due to the relative impact of individual mortgage delinquencies on the balance of our 892 outstanding government-insured mortgage loans as of September 30, 2013. We rely on FHA insurance, which generally provides a 100% guarantee, to protect against credit losses on this portfolio.
MPF Xtra® Product
On July 1, 2013, we began offering the MPF Xtra product to our members. The MPF Xtra product is offered under the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago. (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago). The MPF Xtra product provides participating Seattle Bank members an alternative for selling mortgage loans into the secondary market. When using the MPF Xtra product, mortgage loans from participating members (i.e., participating financial institutions, or PFIs) are first sold to the FHLBank of Chicago, which, acting as a loan aggregator, concurrently sells the loans to Fannie Mae, enabling smaller lenders to benefit from the same competitive pricing that larger national lenders receive when selling into the secondary market. The Seattle Bank never owns or has custody of the mortgage loans. We believe the likelihood of a loss from the MPF Xtra product is remote and expect the fair value of any potential loss to be substantially zero. See Note 7 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on the credit risk on the mortgage loans sold through the MPF Xtra product.
Through a purchase price adjustment, the FHLBank of Chicago receives a transaction fee for its administrative activities for the loans sold to Fannie Mae, and we receive a nominal fee from the FHLBank of Chicago for facilitating the sale of loans by Seattle Bank PFIs through the MPF Xtra product.
In September 2013, Seattle Bank PFIs began delivering mortgage loans to the FHLBank of Chicago. We believe that the introduction of the MFP Xtra product is a valuable addition to our product and service offerings.

Derivative Assets and Liabilities
We use derivatives to hedge advances, consolidated obligations, certain AFS investments, and mortgage loans held for portfolio. The principal derivative instruments we use are interest-rate exchange agreements, such as interest-rate swaps, caps, floors, and swaptions. We transact our interest-rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute FHLBank consolidated obligations. Derivative transactions may be either over-the-counter with a counterparty (for bilateral derivatives) or over-the-counter cleared through a futures commission merchant (FCM or clearing member) with a derivatives clearing organization (DCO or clearinghouse) (for cleared derivatives). We are not a derivatives dealer and do not trade derivatives for profit.
We classify our interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty under individual netting arrangements. Subject to a netting arrangement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings. As of September 30, 2013 and December 31, 2012, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $74.6 million and $105.6 million and derivative liabilities of $51.8 million and $85.9 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, expirations and terminations of certain outstanding interest-rate exchange agreements, and our entry into new agreements during the first nine months of 2013.

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

•
As economic hedges to manage risks in a group of assets or liabilities. For example, we purchase interest-rate caps as insurance for our consolidated obligations to protect against rising interest rates. As interest rates rise, the cost of issuing consolidated obligations increases. When interest rates rise above a pre-defined rate, we will begin to receive payments from our counterparty, thereby capping the effective cost of issuing the consolidated obligations.

The following table summarizes the notional amounts and fair values of our derivative instruments, including the effect of netting arrangements and collateral, as of September 30, 2013 and December 31, 2012. Changes in the notional amounts of interest-rate exchange agreements generally reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

	As of September 30, 2013		As of December 31, 2012
Derivative Instruments by Product	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest
(in thousands)
Advances:
Fair value - existing cash item	$3,960,146	$(137,233)	$3,915,530	$(263,119)
Investments:
Fair value - existing cash item	2,605,896	14,248	1,512,866	(56,729)
Consolidated obligation bonds:
Fair value - existing cash item	14,237,790	34,618	8,213,670	270,177
Non-qualifying economic hedges	1,030,000	269	500,000	(51)
Total	15,267,790	34,887	8,713,670	270,126
Consolidated obligation discount notes:
Fair value - existing cash item	999,562	(15)	—	—
Non-qualifying economic hedges	1,249,446	(17)	1,248,969	(14)
Balance sheet:
Non-qualifying economic hedges	200,000	3,207	—	—
Intermediary positions:
Intermediaries	450,000	(20)	223,000	(493)
Total notional and fair value	$24,732,840	(84,943)	$15,614,035	(50,229)
Accrued interest at period end		41,001		30,640
Cash collateral held by counterparty - assets		70,365		39,278
Cash collateral held from counterparty - liabilities		(3,600)		—
Net derivative balance		$22,823		$19,689

Net derivative asset balance		$74,585		$105,582
Net derivative liability balance		(51,762)		(85,893)
Net derivative balance		$22,823		$19,689

The total notional amount of interest-rate exchange agreements hedging advances of $4.0 billion was essentially unchanged as of September 30, 2013 from December 31, 2012. The total notional amount of interest-rate exchange agreements hedging consolidated obligation bonds increased by $6.0 billion, to $14.2 billion, as of September 30, 2013, from $8.2 billion as of December 31, 2012, primarily due to the overall increase in our total assets and our increased use of consolidated obligation bonds, rather than discount notes, as a result of their relatively more favorable funding costs during this period.

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
Cleared Derivatives
We are subject to nonperformance by the clearinghouses. The requirement that we post initial and variation margin through the clearing member, on behalf of the clearinghouse, exposes us to institutional credit risk in the event that the clearing member or the clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing member. The Seattle Bank does not anticipate any credit losses on its cleared derivatives.
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
We define "maximum counterparty credit risk" on our derivatives to be the estimated cost of replacing derivatives in a net asset position if the counterparty defaults. For this calculation, we assume the related non-cash collateral, if any, has no value. In determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of September 30, 2013 and December 31, 2012, our maximum counterparty credit risk, taking into consideration netting arrangements, was $78.2 million and $105.6 million, including $61.0 million and $38.7 million of net accrued interest receivable. We held $3.6 million of cash collateral and no cash collateral from our counterparties for net credit risk exposures of $74.6 million and $105.6 million as of September 30, 2013 and December 31, 2012. We also held $38.6 million and $86.5 million of securities collateral, consisting of GSE and U.S. Treasury securities, from our counterparties as of September 30, 2013 and December 31, 2012. We do not include the fair value of securities collateral, if held, from our counterparties in our derivative asset or liability balances. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.
Certain of our bilateral derivative agreements include provisions that require us to maintain an investment-grade rating from each of the major credit-rating agencies. If our rating were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our bilateral derivative agreements could request immediate and ongoing collateralization on derivatives in net liability positions. The aggregate fair value of our bilateral derivative instruments with credit-risk contingent features that were in a liability position as of September 30, 2013 was $122.1 million, for which we posted collateral of $70.4 million in the normal course of business. If the Seattle Bank's standalone credit rating had been lowered by one rating level (i.e., from "AA" to "A"), as of September 30, 2013, we would have been required to deliver up to $36.4 million of additional collateral to our derivative counterparties.

Our counterparty credit exposure, by credit rating, as of September 30, 2013 and December 31, 2012 is presented in the table below.

	As of September 30, 2013
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA	$135,000	$—		$—	$—
A	20,622,993	51,131	(1)	38,571	12,560
Cleared derivatives	3,974,847	23,454	(2)	—	23,454
Total	$24,732,840	$74,585		$38,571	$36,014

	As of December 31, 2012
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
A	$3,400,504	$105,582	(1)	$86,470	$19,112

(1)	As reflected in our derivative asset balances, we held $3.6 million of cash collateral as of September 30, 2013 and held no cash collateral as of December 31, 2012.
(2)	Represents derivative transactions cleared with a clearinghouse.

The following table presents our derivative asset and liability positions by counterparty credit rating based on the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's parent as of September 30, 2013.

	As of September 30, 2013
Derivative Assets and Liabilities by Counterparty Credit Rating	Notional Amount	AA	A	Cleared Derivatives	Total
(in thousands)
Counterparties in net derivative asset positions:
Domestic	$7,031,345	$—	$50,037	$23,454	$73,491
Total	7,031,345	—	50,037	23,454	73,491
U.S. branches and agency offices of foreign commercial banks
United Kingdom	2,021,000	—	61	—	61
France	3,894,537	—	1,033	—	1,033
Total	5,915,537	—	1,094	—	1,094
Total counterparties in net derivative asset positions	$12,946,882	$—	$51,131	$23,454	$74,585

Counterparties in net derivatives liability positions:
Domestic	$6,826,560	$256	$11,683	$—	$11,939
U.S. subsidiaries of foreign commercial banks	2,086,740	—	11,013	—	11,013
Total	8,913,300	256	22,696	—	22,952
U.S. branches and agency offices of foreign commercial banks
Germany	2,429,658	—	19,397	—	19,397
Switzerland	443,000	—	9,413	—	9,413
Total	2,872,658	—	28,810	—	28,810
Total counterparties in net liability positions	$11,785,958	$256	$51,506	$—	$51,762
Total notional	$24,732,840

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
With callable debt, we have the option to repay the obligation without penalty prior to the contractual maturity date of the debt obligation, while with bullet debt, we generally repay the obligation at maturity. Our callable debt is predominantly fixed interest-rate debt that may be used to fund our fixed interest-rate assets or that may be swapped to LIBOR and used to fund variable interest-rate advances and investments. The call feature embedded in our debt is generally matched with a call feature in the interest-rate swap, giving the swap counterparty the right to cancel the swap under certain circumstances. To the extent we continue to have variable interest-rate advances or investments, or other short-term assets, we attempt to replace the called debt with new callable debt that is generally swapped to LIBOR. When appropriate, we use this type of structured funding to reduce our funding costs and manage liquidity and interest-rate risk.
The following table summarizes the carrying value of our consolidated obligations by type as of September 30, 2013 and December 31, 2012.

	As of	As of
Carrying Value of Consolidated Obligations	September 30, 2013	December 31, 2012
(in thousands)
Discount notes	$14,573,451	$21,417,653
Bonds	18,914,535	10,496,762
Total	$33,487,986	$31,914,415

The following table summarizes the outstanding balances, weighted-average interest rates, and highest outstanding monthly ending balance on our short-term debt (i.e., consolidated obligations with original maturities of one year or less from issuance date) as of and for the nine months ended September 30, 2013 and the year ended December 31, 2012.

	As of and for the Nine Months Ended September 30, 2013		As of and for the Year Ended December 31, 2012
	Consolidated Obligations		Consolidated Obligations
Short-Term Debt	Discount Notes	Bonds with Original Maturities of One Year or Less	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$14,575,000	$5,190,000	$21,421,443	$500,000
Weighted-average interest rate as of period end	0.05%	0.14%	0.12%	0.14%
Daily average outstanding for the period (par)	$17,214,488	$3,071,643	$17,009,358	$2,451,420
Weighted-average interest rate for the period	0.07%	0.15%	0.09%	0.14%
Highest outstanding balance at any month-end for the period	$21,095,990	$5,190,000	$21,697,383	$5,606,000

Consolidated Obligation Discount Notes
Outstanding consolidated obligation discount notes on which the Seattle Bank is the primary obligor decreased by 32.0%, to a par amount of $14.6 billion as of September 30, 2013, from $21.4 billion as of December 31, 2012. The decrease in consolidated obligation discount notes reflected the increase in medium- to longer-term advances and investments for the nine months ended September 30, 2013, that were funded with similar term-to-maturity consolidated obligation bonds, as well as our shift to the use of short-term consolidated obligation bonds due to their more favorable cost of funds during the period.
Consolidated Obligation Bonds
Outstanding consolidated obligation bonds on which the Seattle Bank is the primary obligor increased by 84.4% to a par amount of $18.8 billion as of September 30, 2013, from $10.2 billion as of December 31, 2012. The increase in consolidated obligation bonds reflected the overall increase in the bank's total assets and the increase in medium- to longer-term advances and investments that were funded with bonds during the nine months ended September 30, 2013, as well as our shift to the use of short-term consolidated obligation bonds due to their more favorable cost of funds during the period.
The following table summarizes our consolidated obligation bonds by interest-rate type as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013		As of December 31, 2012
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$16,472,920	87.6	$8,830,385	86.6
Step-up *	1,915,000	10.2	1,162,000	11.4
Variable	175,000	0.9	—	—
Capped variable	200,000	1.1	200,000	2.0
Range (2)	30,000	0.2	—	—
Total par value	$18,792,920	100.0	$10,192,385	100.0

*	The interest rates on step-up consolidated obligation bonds are fixed rates that increase at contractually specified dates.

Fixed interest-rate consolidated obligation bonds increased by $7.6 billion, to $16.5 billion, as of September 30, 2013, from December 31, 2012, due to higher overall asset balances and our increased use of structured funding, particularly during the first half of 2013. Step-up consolidated obligation bonds increased by $753.0 million, to $1.9 billion, as of September 30, 2013, from December 31, 2012, due to an increase in investor demand for this type of structure during the first nine months of 2013 and the resulting favorable cost to issue.

The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013		As of December 31, 2012
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$7,133,500	0.98	$2,428,615	2.36
Due after one year through two years	1,355,000	0.97	1,161,500	4.77
Due after two years through three years	2,767,160	0.99	696,160	1.67
Due after three years through four years	205,000	0.67	386,500	3.89
Due after four years through five years	3,414,650	1.72	1,365,000	1.70
Thereafter	3,917,610	2.82	4,154,610	2.93
Total par value	18,792,920	1.50	10,192,385	2.79
Premiums	3,117		3,912
Discounts	(8,848)		(11,310)
Hedging adjustments	127,296		311,789
Fair value option valuation adjustments	50		(14)
Total	$18,914,535		$10,496,762

The weighted-average interest rate on our consolidated obligation bonds decreased to 1.50% as of September 30, 2013, from 2.79% as of December 31, 2012, primarily due to the significant increase in consolidated obligation bonds in the less-than-one-year through three-year terms to maturity and the generally favorable cost to issue consolidated obligation bonds in the latter half of September 2013.
Callable consolidated obligation bonds outstanding increased by $3.0 billion, to $6.7 billion, but decreased slightly as a percentage of total consolidated obligation bonds, to 35.7%, compared to 36.7%, as of September 30, 2013, compared to December 31, 2012, due to the large increase in total outstanding consolidated obligation bonds during the period.
Other Funding Sources
Member deposits are a source of funds for the Seattle Bank that offer our members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us and, as a result, these balances fluctuate. Deposits decreased by $80.9 million, to $460.6 million, as of September 30, 2013, compared to $541.4 million as of December 31, 2012. Demand deposits comprised the largest percentage of deposits, representing 71.4% and 72.1% of deposits as of September 30, 2013 and December 31, 2012. Deposit levels and types of deposits generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.

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
Capital Resources
Our total capital decreased by $496.0 million, to $1.1 billion, as of September 30, 2013, from December 31, 2012. This decrease primarily resulted from the transfer of $584.1 million of Bank of America Oregon, N.A.'s capital stock from equity to mandatorily redeemable capital stock liability due to its change in membership status and from repurchases of Class A and Class B stock classified as equity. This decrease was partially offset by improvements in the fair values of our AFS PLMBS determined to be other-than-temporarily impaired and our net income.

Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A (which we cannot currently issue) and Class B. All of our capital stock is issued, redeemed, repurchased, and transferred between members at $100 per share. Pursuant to our Capital Plan, Class B capital stock satisfies both the membership stock purchase and activity stock purchase requirements, while Class A capital stock satisfies only the activity purchase requirement. Class A capital stock has a six-month statutory redemption period, and Class B capital stock has a five-year statutory redemption period. The following table details our outstanding capital stock as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013		As of December 31, 2012
Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Capital stock classified within equity on the statement of condition	$48,160	$874,900	$109,222	$1,463,045
Capital stock classified as mandatorily redeemable capital stock within liabilities on the statement of condition	67,615	1,702,433	28,023	1,158,181
Total capital stock	$115,775	$2,577,333	$137,245	$2,621,226

Our Capital Plan provides for an excess stock pool, which comprises the aggregate amount of excess stock (i.e., stock not being used for membership or activity requirements) held by all of our shareholders. The excess stock pool enables a member, when receiving advances from us, to satisfy its advance stock purchase requirement by relying on capital that is associated with total outstanding excess stock rather than purchasing additional stock in the Seattle Bank. As of September 30, 2013, $5.0 million of outstanding advances were obtained by members using our excess stock pool.
See Note 10 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on our capital stock, including membership stock purchase and activity stock purchase requirements and the requirements for utilization of the excess stock pool.
In September 2012, the Finance Agency approved our proposal for an excess capital stock repurchase program and granted us the authority to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share), provided: (1) our financial condition—measured primarily by our MVE-to-PVCS ratio—does not deteriorate; (2) the excess stock repurchases from the bank's shareholders are handled on a pro-rata basis; and (3) we receive Finance Agency non-objection for each quarter's repurchase. The approval for the excess stock repurchase program does not impact the terms of the Consent Arrangement, which generally restrict us from redeeming or repurchasing capital stock without Finance Agency approval. In third quarter 2013, we repurchased $24.2 million of excess capital stock through our quarterly program, $4.4 million of which was classified as equity and $19.8 million of which was classified as mandatorily redeemable capital stock, and have repurchased a total of $120.6 million of excess capital stock since implementing the program. In third quarter 2013, we repurchased $5,000 of excess Class B stock which had been purchased by members on or after October 27, 2010 for activity purposes. Our ability to repurchase excess capital stock meeting these criteria could increase the likelihood that members will purchase incremental capital stock to support new advances.
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

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of September 30, 2013. The year of redemption in the table reflects (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of September 30, 2013
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$—	$706,148
One year through two years	—	39,566
Two years through three years	—	27,382
Three years through four years	—	4,419
Four years through five years	—	618,925
Past contractual redemption date due to remaining activity (1)	229	6,536
Past contractual redemption date due to regulatory action (2)	67,386	299,457
Total	$67,615	$1,702,433

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

The number of shareholders with mandatorily redeemable capital stock decreased to 81 as of September 30, 2013, from 86 as of December 31, 2012, due to our excess stock repurchase program. The Class B capital stock in the "Mandatorily Redeemable Capital Stock—Redemptions by Date" table above includes $737.9 million and $575.8 million in Class B capital stock held by nonmembers JPMorgan Chase Bank, N.A. and BANA.
Dividends and Retained Earnings
In general, our retained earnings represent our accumulated net income after the payment of dividends to our members. We reported retained earnings of $275.2 million as of September 30, 2013, compared to $228.2 million as of December 31, 2012. The increase in retained earnings was due to our 2013 net income for the nine months ended September 30, 2013, partially offset by our July 2013 dividend. We paid no dividends in the first half of 2013 or in 2012.
Dividends
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings, unless otherwise prohibited. In July 2013, with Finance Agency approval, we paid a $0.025 per share cash dividend based on second quarter 2013 net income. The dividend, which was based on average Class A and Class B stock outstanding during second quarter 2013, totaled $683,000, $231,000 of which was recorded as dividends on capital stock and $452,000 of which was recorded as interest expense on mandatorily redeemable capital stock. In October 2013, with Finance Agency approval, our Board approved a quarterly dividend of $0.025 based on average Class A and Class B capital stock outstanding during third quarter 2013. The dividend was paid on October 30, 2013. In its two waivers of the Consent Arrangement restriction on paying dividends, the Finance Agency noted the positive development in our MVE-to-PVCS ratio and other improvements in financial condition. The Finance Agency reviews our requests to pay dividends on our capital stock on a quarterly basis. There can be no assurance as to when or if our Board will declare dividends in the future.
See "—Capital Classification and Consent Arrangement" below and Note 15 in our 2012 Financial Statements in our 2012 10-K for additional information on dividends.
Retained Earnings
We reported retained earnings of $275.2 million as of September 30, 2013, an increase of $46.9 million from $228.2 million as of December 31, 2012, primarily due to our net income for the nine months ended September 30, 2013, partially offset by our July 2013 dividend.

In accordance with the Joint Capital Enhancement Agreement (Capital Agreement), during the first nine months of 2013, we allocated $9.4 million of our net income to restricted retained earnings and $37.7 million to unrestricted retained earnings. As of September 30, 2013, our restricted retained earnings balance totaled $48.5 million. See Note 10 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for additional detail relating to the Capital Agreement.
AOCL
Our AOCL decreased to $120.2 million as of September 30, 2013, from $226.5 million and $324.1 million as of December 31, 2012 and September 30, 2012, primarily due to improvements in market prices of our AFS investments determined to be other-than-temporarily impaired. AOCL was also impacted by changes in the fair value of our other AFS securities, non-credit OTTI accretion on HTM securities, and to a significantly lesser extent, pension benefits. See "Part I. Item 1. Statements of Comprehensive Income" and Note 10 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for additional detail relating to AOCL for the three and nine months ended September 30, 2013 and 2012.
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

The following table shows our regulatory capital requirements compared to our actual capital position as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013		As of December 31, 2012
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,318,917	$2,852,506	$1,302,350	$2,849,462
Total capital-to-assets ratio	4.00%	7.97%	4.00%	8.43%
Total regulatory capital	$1,489,580	$2,968,281	$1,416,825	$2,986,707
Leverage capital-to-assets ratio	5.00%	11.80%	5.00%	12.45%
Leverage capital	$1,861,975	$4,394,534	$1,771,031	$4,411,438

Total regulatory capital includes mandatorily redeemable capital stock and excludes AOCL. The Finance Agency may require us to maintain capital levels in excess of the regulatory minimum.
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
Since entering into the Consent Arrangement, we have stabilized our business and improved our capital classification. Noting the positive developments in our MVE-to-PVCS ratio and other improvements in our financial condition, the Finance Agency has allowed us to repurchase up to $25 million of excess capital stock on a quarterly basis since the third quarter of 2012 and to pay modest dividends to our shareholders based on second and third quarter 2013 net income. The Finance Agency reviews our requests to repurchase and pay dividends on our capital stock on a quarterly basis.
The Consent Arrangement requires us to meet and maintain certain minimum financial metrics at each quarter-end. These financial metrics relate to our retained earnings, AOCL, and MVE-to-PVCS ratio. With the exception of the retained earnings requirement under the Consent Arrangement as of June 30, 2011, we have met all minimum financial metrics since December 31, 2010.
The following table presents our retained earnings, AOCL, and MVE-to-PVCS ratio as of September 30, 2013, December 31, 2012, and September 30, 2010 (the quarter-end prior to entering into the Consent Arrangement).

	As of	As of	As of
	September 30, 2013	December 31, 2012	September 30, 2010
(in thousands, except for percentages)
Retained earnings	$275,173	$228,236	$76,835
AOCL	$(120,225)	$(226,468)	$(770,317)
MVE-to-PVCS ratio	104.5%	95.1%	67.8%
Although remediation of the Consent Arrangement requirements is ongoing, we have made substantial progress in a number of areas, and we continue to develop and refine plans, policies, and procedures to address the remaining Consent Arrangement requirements. As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the currently low demand for advances, we have determined that it is prudent to accept some variation in our advances-to-assets ratio over time, rather than require quarter-over-quarter improvements, and to identify additional opportunities to increase our CMA assets. In adopting this approach, in March 2012, we implemented, and have maintained, a dollar cap on our total investments while increasing our investments in CMA assets, such as state housing finance agency bonds. We periodically reassess the dollar cap on investments to ensure that we continue to maintain our focus on increasing our advances-to-consolidated obligations and CMA assets-to-consolidated obligations ratios, while balancing other considerations, such as maintaining strong liquidity levels, improving our income and retained earnings, and minimizing investment credit risk exposure.
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
The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. Until the Finance Agency determines that we have met the requirements of the Consent Arrangement, we expect that Finance Agency approval will continue to be required for all repurchases and redemptions of and dividend payments on capital stock.
See "Overview" and "Part II. Item 1A. Risk Factors" in this report for further discussion of the Consent Arrangement.
Liquidity
We are required to maintain the following liquidity measures in accordance with federal laws and regulations and policies established by our Board: a deposit reserve requirement, an operational liquidity requirement, and a contingency liquidity requirement. In addition, in their asset and liability management planning, many members look to the Seattle Bank as a source of standby liquidity. We seek to meet our members' credit and liquidity needs, while complying with regulatory requirements and Board-established policies. We actively manage our liquidity to preserve our access to stable, reliable, and cost-effective sources of funds to meet all current and future financial obligations and commitments.
Our primary sources of liquidity are the proceeds of new consolidated obligation issuances and short-term investments. Our secondary sources of liquidity consist of other short-term borrowings, including federal funds purchased and securities sold under agreements to repurchase. Member deposits, capital, and non-PLMBS securities classified as AFS are also liquidity sources. To ensure that adequate liquidity is available to meet our requirements, we monitor and forecast our future cash flows and anticipated member liquidity needs, and we adjust our funding and investment strategies accordingly. Our access to liquidity may be negatively affected by, among other things, changes in demand for FHLBank System debt or regulatory action that would limit debt issuances.
Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans, or other securities that are issued by the U.S. government or its agencies, and securities in which fiduciary and trust funds may invest under the laws of the state in which the FHLBank is located. We were in compliance with this requirement as of September 30, 2013 and December 31, 2012.
Deposit Reserve Requirement
The following table presents the components of this deposit reserve requirement as of September 30, 2013 and December 31, 2012.

	As of	As of
Deposit Reserve Requirement	September 30, 2013	December 31, 2012
(in thousands)
Total eligible deposit reserves	$9,222,607	$7,167,710
Less: Total member deposits	(460,551)	(541,408)
Excess deposit reserves	$8,762,056	$6,626,302

Operational Liquidity Requirement
Finance Agency regulation also requires us to establish a day-to-day operational liquidity policy, including a methodology for determining our operational liquidity needs and an enumeration of specific types of investments to be held for such liquidity purposes. Unlike contingency liquidity, operational liquidity includes ongoing access to the capital markets. We maintained operational liquidity in accordance with federal laws and regulations and policies established by our Board at all times so far in 2013 and during 2012.
Contingency Liquidity Requirements
Contingency liquidity requirements are intended to ensure that we have sufficient sources of funding to meet our operational requirements when our access to the capital markets, including our ability to issue consolidated obligations, is impeded for a maximum of five business days due to, among other things, a market disruption, operations failure, or problem with our credit quality. We have satisfied our contingency liquidity requirements if our contingent liquidity sources exceed or are equal to our contingent liquidity needs for at least five consecutive business days. We met our contingency liquidity requirements at all times during the first nine months of 2013 and during 2012.
The following table summarizes our liquidity reserves to protect against contingency liquidity risk as of September 30, 2013.

As of
Contingency Liquidity Reserves	September 30, 2013
(in thousands)
Total contingency liquidity reserves (1)	$16,048,000
Less: Total requirement (2)	(3,857,000)
Excess contingency liquidity reserves	$12,191,000

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

Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of September 30, 2013.

	As of September 30, 2013
	Payments Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Contractual obligations:
Consolidated obligation bonds (at par) (1)	$7,133,500	$4,122,160	$3,619,650	$3,917,610	$18,792,920
Mandatorily redeemable capital stock	1,079,756	66,948	623,344	—	1,770,048
Operating leases	1,175	3,592	3,514	9,629	17,910
Pension and post-retirement contributions	1,567	—	—	—	1,567
Total contractual obligations	$8,215,998	$4,192,700	$4,246,508	$3,927,239	$20,582,445
Other commitments:
Standby letters of credit	$433,397	$10,398	$2,071	$—	$445,866
Unused lines of credit and other commitments	10,000	—	—	—	10,000
Other commitments (2)	797,000	—	—	—	797,000
Total other commitments	$1,240,397	$10,398	$2,071	$—	$1,252,866

(1)	Does not include interest payments on consolidated obligation bonds and is based on contractual maturities; the actual timing of payments could be affected by redemptions.
(2)	Includes commitments to purchase investment securities as of September 30, 2013.

In addition, as of September 30, 2013, we had $19.0 million in unsettled agreements to issue consolidated obligation bonds, of which none were hedged with interest-rate agreements.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012
Net income for the three and nine months ended September 30, 2013 was $20.9 million and $47.2 million, compared to $13.8 million and $49.6 million for the same periods in 2012. Net income for the three and nine months ended September 30, 2013, compared to the same periods in 2012, was favorably impacted by significantly lower funding costs on our debt and lower credit losses on PLMBS determined to be other-than-temporarily impaired during those periods. In addition, net income was favorably impacted by changes in our gain (loss) on extinguishment of consolidated obligations. For the three and nine months ended September 30, 2013, we recorded net gains on early extinguishment of consolidated obligations of $2.3 million and $1.7 million, compared to net losses of $1.5 million and $4.0 million for the same periods in 2012. We recorded net gains of $2.7 million on derivatives and hedging activities for the three and nine months ended September 30, 2013, compared to $2.4 million and $32.7 million for the same periods in 2012. The decrease in net income for the nine months ended September 30, 2013, compared to the same period in 2012, was due to the effects of interest-rate changes on the fair values of derivatives and hedged items in hedging relationships, particularly hedges of long-term consolidated obligations.
Net interest income for the three and nine months ended September 30, 2013, increased to $36.1 million and $104.6 million, from $33.4 million and $86.4 million for the same periods in 2012, primarily due to significantly lower interest expense and higher interest income on investments. Interest income on investments for the three and nine months ended September 30, 2012, was negatively impacted by premium amortization on certain of our AFS securities that matured in late 2012. Significantly lower premium amortization during the three and nine months ended September 30, 2013 accounted for $3.7 million and $20.5 million of the increases in net interest income for the three and nine months ended September 30, 2013, compared to the same periods in 2012. The increases in net interest income were partially offset by lower interest income on our mortgage loans and, for the nine months ended September 30, 2013, lower interest income on our advances.
We recorded $1.5 million and $1.8 million of additional credit losses on our PLMBS for the three and nine months ended September 30, 2013, compared to $2.0 million and $7.6 million of such credit losses for the same periods in 2012.

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
Our net interest income derives from the following sources:

•
net interest-rate spread, which is the difference between the interest earned on advances, investments, and mortgage loans, less the interest accrued or paid on the consolidated obligations, deposits, and other borrowings funding those assets; and

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
The following table summarizes the average rates of various interest-rate indices for the three and nine months ended September 30, 2013 and 2012 that impacted our interest-earning assets and interest-bearing liabilities and such indices' ending rates as of September 30, 2013 and 2012 and December 31, 2012.

	Average Rate for the Three Months Ended		Average Rate for the Nine Months Ended		Ending Rate as of
Market Instrument	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	December 31, 2012	September 30, 2012
(in percentages)
Federal funds effective rate	0.09	0.15	0.12	0.14	0.06	0.09	0.09
3-month Treasury bill	0.02	0.09	0.05	0.08	0.01	0.04	0.09
3-month LIBOR	0.26	0.43	0.28	0.47	0.25	0.31	0.36
2-year U.S. Treasury note	0.35	0.25	0.29	0.27	0.32	0.25	0.23
5-year U.S. Treasury note	1.49	0.66	1.07	0.78	1.38	0.72	0.63
10-year U.S. Treasury note	2.69	1.62	2.20	1.82	2.61	1.76	1.63

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2013 and 2012. The tables also present interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$11,019,749	$22,129	0.80	$9,368,227	$21,550	0.92
Mortgage loans	880,342	11,253	5.07	1,169,568	16,096	5.48
Investments *	25,478,519	37,501	0.58	25,881,488	37,427	0.58
Other interest-earning assets	102,976	14	0.06	61,110	23	0.15
Total interest-earning assets	37,481,586	70,897	0.75	36,480,393	75,096	0.82
Other assets *	78,067			(205,742)
Total assets	$37,559,653			$36,274,651
Interest-bearing liabilities:
Consolidated obligations	$33,714,027	35,283	0.42	$32,824,089	44,011	0.53
Deposits	438,099	35	0.03	423,654	36	0.03
Mandatorily redeemable capital stock	1,784,359	452	0.10	1,126,090	—	—
Other borrowings	111	—	0.10	120	—	0.25
Total interest-bearing liabilities	35,936,596	35,770	0.39	34,373,953	44,047	0.51
Other liabilities	571,404			441,850
Capital	1,051,653			1,458,848
Total liabilities and capital	$37,559,653			$36,274,651
Net interest income		$35,127			$31,049

Interest-rate spread		$32,204	0.36		$26,713	0.31
Earnings from capital		2,923	0.01		4,336	0.03
Net interest margin		$35,127	0.37		$31,049	0.34

	For the Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$10,288,710	$58,671	0.76	$9,632,901	$73,836	1.02
Mortgage loans	950,708	37,114	5.22	1,242,391	48,960	5.26
Investments *	25,528,643	116,175	0.61	25,940,265	113,882	0.59
Other interest-earning assets	66,035	45	0.09	55,601	58	0.14
Total interest-earning assets	36,834,096	212,005	0.77	36,871,158	236,736	0.86
Other assets *	84,874			(284,154)
Total assets	$36,918,970			$36,587,004
Interest-bearing liabilities:
Consolidated obligations	$33,117,454	107,817	0.44	$33,249,695	152,650	0.61
Deposits	457,261	112	0.03	378,307	94	0.03
Mandatorily redeemable capital stock	1,595,017	452	0.04	1,091,859	—	—
Other borrowings	164	—	0.11	158	—	0.19
Total interest-bearing liabilities	35,169,896	108,381	0.41	34,720,019	152,744	0.59
Other liabilities	488,198			475,416
Capital	1,260,876			1,391,569
Total liabilities and capital	$36,918,970			$36,587,004
Net interest income		$103,624			$83,992

Interest-rate spread		$94,045	0.36		$70,180	0.27
Earnings from capital		9,579	0.02		13,812	0.04
Net interest margin		$103,624	0.38		$83,992	0.31

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

For the three and nine months ended September 30, 2013, our average assets increased by $1.3 billion and $332.0 million, compared to the same periods in 2012. Average advances increased by $1.7 billion and $655.8 million for the three and nine months ended September 30, 2013, compared to the same periods in 2012. Increases in non-earning assets, particularly changes in the fair value on our AFS securities and the non-credit component of previously recognized OTTI charges reflected in AOCL comprised an aggregate of approximately $300 million and $370 million in improvements in average total assets for the three and nine months ended September 30, 2013, compared to the same periods in 2012.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013 vs. 2012 Increase (Decrease)			2013 vs. 2012 Increase (Decrease)
Changes in Volume and Rate	Volume *	Rate *	Total	Volume *	Rate *	Total
(in thousands)
Interest income:
Advances	$9,947	$(9,368)	$579	$4,757	$(19,922)	$(15,165)
Investments	(1,612)	1,686	74	(1,827)	4,120	2,293
Mortgage loans	(3,721)	(1,122)	(4,843)	(11,391)	(455)	(11,846)
Other loans	41	(50)	(9)	10	(23)	(13)
Total interest income	4,655	(8,854)	(4,199)	(8,451)	(16,280)	(24,731)
Interest expense:
Consolidated obligations	5,387	(14,115)	(8,728)	(605)	(44,228)	(44,833)
Deposits	5	(6)	(1)	19	(1)	18
Mandatorily redeemable capital stock	—	452	452	—	452	452
Total interest expense	5,392	(13,669)	(8,277)	(586)	(43,777)	(44,363)
Change in net interest income excluding provision/(benefit) for credit losses	$(737)	$4,815	$4,078	$(7,865)	$27,497	$19,632

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense decreased for the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to significantly lower cost of funds on our consolidated obligations and lower interest income on mortgage loans as well as, for the nine months ended September 30, 2013, significantly lower interest income on advances, partially offset by higher interest income on investments. These changes are discussed in more detail below.

Interest Income
The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Interest Income	2013	2012	Percent Increase/ (Decrease)	2013	2012	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$17,941	$20,139	(10.9)	$52,803	$63,990	(17.5)
Prepayment fees on advances, net	4,188	1,411	196.8	5,868	9,846	(40.4)
Subtotal	22,129	21,550	2.7	58,671	73,836	(20.5)
Investments	37,501	37,427	0.2	116,175	113,882	2.0
Mortgage loans	11,253	16,096	(30.1)	37,114	48,960	(24.2)
Interest-bearing deposits and other	14	23	(39.1)	45	58	(22.4)
Total interest income	$70,897	$75,096	(5.6)	$212,005	$236,736	(10.4)

Interest income decreased for the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to significant decreases in average yields on advances and average balances of mortgage loans and investments, partially offset by increases in the average balance of advances.

Advances
Interest income from advances increased by 2.7% and decreased by 20.5% for the three and nine months ended September 30, 2013, compared to the same periods in 2012. For the three months ended September 30, 2013, interest income resulting from our increased average advance balance more than offset the decrease in average yield; however, for the nine months ended September 30, 2013, the decline in interest income resulting from the decrease in average yield was significantly more than the favorable effect of our increased average advance balance. Average advance balances increased by 17.6% and 6.8%, to $11.0 billion and $10.3 billion, for the three and nine months ended September 30, 2013, compared to the same periods in 2012. The average yield on advances, including prepayment fees on advances, decreased by 12 and 26 basis points to 0.80% and 0.76% for the three and nine months ended September 30, 2013, compared to the same periods in 2012.
Excluding prepayment fees on advances, interest income from advances decreased by 10.9% and 17.5% for the three and nine months ended September 30, 2013, compared to the same periods in 2012, due to significant declines in yields. The average yield on advances, excluding prepayment fees, for the three and nine months ended September 30, 2013 was 0.65% and 0.69%, compared to 0.86% and 0.89% for the same periods in 2012.
Prepayment Fees on Advances
For the three and nine months ended September 30, 2013, we recorded net prepayment fee income of $4.2 million and $5.9 million, compared to $1.4 million and $9.8 million for the same periods in 2012. Borrowers prepaid advances totaling $59.2 million and $198.4 million for the three and nine months ended September 30, 2013, compared to $92.2 million and $598.9 million for the same periods in 2012. Prepayment fees on hedged advances were partially offset by the cost of terminating interest-rate exchange agreements hedging those advances. See Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional detail on gross and net prepayment fees.
Investments
Interest income from investments, which includes short-term investments and AFS and HTM investments, increased by 0.2% and 2.0% for the three and nine months ended September 30, 2013, compared to the same periods in 2012. Average investments decreased by $403.0 million and $411.6 million, to $25.5 billion, for the three and nine months ended September 30, 2013, compared to the same periods in 2012. Although the average yield on investments was unchanged, at 0.58%, and increased slightly by two basis points, to 0.61%, for the three and nine months ended September 30, 2013, compared to the same periods in 2012, the mix of investments within the portfolio changed significantly. Interest income on investments was favorably impacted during the three and nine months ended September 30, 2013 by significant reductions in premium amortization on certain of our AFS securities, increasing interest income by $3.7 million and $20.5 million. These favorable impacts were partially offset by lower yields on the remainder of our portfolio, particularly short-term investments.
In addition, as part of our quarterly OTTI assessment, we identify previously impaired PLMBS securities with no additional OTTI credit losses in the quarter. If there is a significant increase in the expected cash flows of a PLMBS, we adjust the yield on the security on a prospective basis. This adjusted yield is used to calculate the amount to be recognized into interest income over the remaining life of the PLMBS in order to match the amount and timing of future cash flows expected to be collected. We have adjusted a number of securities' yields in order to recognize the effect of favorable expected future cash flows and this recovery has become a material component in our investment income in recent periods.

The following tables provide additional details into the components of investment interest income for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Components of Investment Interest Income	2013	2012	2013	2012
(in thousands, except percentages)
Non-MBS	$10,365	$10,489	$33,703	$27,026
MBS:
GSE and other U.S. agency	16,252	16,084	51,824	54,598
PLMBS:
Coupon and purchase premium amortization/discount accretion	5,082	7,309	16,708	24,094
Amount of OTTI credit losses recovered during the period due to improved cash flows	5,802	3,544	13,940	8,163
Total PLMBS	10,884	10,853	30,648	32,257
Total MBS	27,136	26,937	82,472	86,855
Total investment interest income	$37,501	$37,426	$116,175	$113,881
Mortgage Loans
Interest income from mortgage loans held for portfolio decreased by 30.1% and 24.2% for the three and nine months ended September 30, 2013, compared to the same periods in 2012. The decreases were primarily due to the effect of continuing repayments of principal on the average balance of mortgage loans held for portfolio. The average balance of our mortgage loans held for portfolio decreased by $289.2 million and $291.7 million, to $880.3 million and $950.7 million, for the three and nine months ended September 30, 2013, compared to the same periods in 2012. The yield on our mortgage loans held for portfolio decreased by 41 basis points and 4 basis points, to 5.07% and 5.22%, for the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to the impact of changes in prepayment assumptions that affected our amortization of premiums and accretion of discounts on mortgage loans during those periods. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our September 30, 2013 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses was in excess of the amount required to absorb the expected credit losses on our mortgage loan portfolio. For the three and nine months ended September 30, 2013, we recorded a benefit for credit losses of $1.0 million. We recorded a benefit for credit losses of $2.4 million for the same periods in 2012.
Interest Expense
The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Interest Expense	2013	2012	Percent Increase/ (Decrease)	2013	2012	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligation discount notes	$1,940	$5,230	(62.9)	$9,653	$10,414	(7.3)
Consolidated obligation bonds	33,343	38,781	(14.0)	98,164	142,236	(31.0)
Deposits	35	36	(2.8)	112	94	19.1
Mandatorily redeemable capital stock	452	—	N/A	452	—	N/A
Total interest expense	$35,770	$44,047	(18.8)	$108,381	$152,744	(29.0)

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
Consolidated Obligation Discount Notes
Interest expense on consolidated obligation discount notes decreased by 62.9% and 7.3% for the three and nine months ended September 30, 2013, compared to the same periods in 2012. For the three and nine months ended September 30, 2013, the decreases in interest expense on consolidated obligation discount notes were primarily due to lower yields, although a lower average balance for the three months ended September 30, 2013 also contributed to the decrease in that period. The average cost of funds on these notes decreased by six basis points and two basis points, to 0.05% and 0.07%, for the three and nine months ended September 30, 2013, compared to the same periods in 2012.The average balance of our consolidated obligation discount notes decreased by $3.6 billion and increased by $1.7 billion during the three and nine months ended September 30, 2013, compared to the same periods in 2012.
Consolidated Obligation Bonds
Interest expense on consolidated obligation bonds decreased by 14.0% and 31.0% for the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to significant decreases in yields. Although interest rates on longer-term bonds increased between May and early September 2013, overall average yields declined by 39 and 24 basis points, to 0.72% and 0.83%, for the three and nine months ended September 30, 2013, compared to the same periods in 2012. In addition, for the nine months ended September 30, 2013, compared to the same period in 2012, interest expense on consolidated obligation bonds was favorably impacted by lower average balances. The average balance of bonds increased by $4.5 billion and declined by $1.8 billion, to $18.3 billion and $15.9 billion, for the three and nine months ended September 30, 2013, compared to the same periods in 2012.
Deposits
Interest expense on deposits decreased by 2.8% and increased by 19.1%, to $35,000 and $112,000, for the three and nine months ended September 30, 2013, compared to the same periods in 2012. The average balance of deposits increased by $14.4 million and $79.0 million to $438.1 million and $457.3 million. Average interest rates paid on deposits for the three and nine months ended September 30, 2013 were unchanged at 0.03% from the same periods in 2012. Deposit levels generally vary based on our members' liquidity levels and market conditions, as well as the interest rates we pay on our deposits.
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
Our use of interest-rate exchange agreements increased our income by $8.6 million and $23.1 million for the three and nine months ended September 30, 2013, compared to decreasing our income by $1.6 million and increasing it by $19.8 million for the same periods in 2012. The effect on income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances, (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates, and (3) converting fixed interest-rate AFS investments to variable interest rates. See Note 8 in "Item 1. Financial Statements—Condensed Notes to Financial Statements" for detailed income and expense impacts by hedged item type for the three and nine months ended September 30, 2013 and 2012, "—Financial Condition as of September 30, 2013 and December 31, 2012—Derivative Assets and Liabilities," and "—Other Income (Loss)" below for additional information on our outstanding interest-rate exchange agreements.
Other Income (Loss)
Other income (loss) includes the credit portion of OTTI loss, net (loss) gain on financial instruments held under fair value option, net realized gain on sale of AFS securities, net gain on derivatives and hedging activities, net realized gain (loss) on early extinguishment of consolidated obligations, and other miscellaneous income (including service fees) not included in net interest income. Because of the type of financial activity reported in this category, other income (loss) can be volatile from period to period. For instance, net gain on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves, and the credit portion of OTTI loss is highly dependent upon the performance of collateral underlying our PLMBS as well as our OTTI modeling assumptions.
The following table presents the components of our other income (loss) and the percentage change for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Other Income (Loss)	2013	2012	Percent Increase/(Decrease)	2013	2012	Percent Increase/(Decrease)
(in thousands, except percentages)
Credit portion of OTTI loss	$(1,495)	$(1,982)	(24.6)	$(1,837)	$(7,575)	(75.7)
Net (loss) gain on financial instruments held under fair value option	(300)	(35)	757.1	(880)	20	(4,500.0)
Net realized gain on sale of AFS securities	—	381	N/A	903	330	173.6
Net gain on derivatives and hedging activities	2,720	2,435	11.7	2,730	32,686	(91.6)
Net realized gain (loss) on early extinguishment of consolidated obligations	2,307	(1,493)	254.5	1,732	(4,040)	142.9
Other, net	872	650	34.2	1,462	1,563	(6.5)
Total other income (loss)	$4,104	$(44)	9,427.3	$4,110	$22,984	(82.1)

Total other income (loss) increased by $4.1 million and decreased by $18.9 million for the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to increases of $3.8 million and $5.8 million in net realized gain (loss) on early extinguishment of consolidated obligations and decreases of $487,000 and $5.7 million in credit-related OTTI losses, offset for the nine months ended September 30, 2013 by a decrease of $30.0 million in net gain on derivatives and hedging activities.
Credit Portion of OTTI Loss
We recorded $1.5 million and $1.8 million additional credit losses on our PLMBS for the three and nine months ended September 30, 2013, compared to $2.0 million and $7.6 million of such credit losses for the same periods in 2012.
See “—Financial Condition as of September 30, 2013 and December 31, 2012—Investments," "—Critical Accounting Policies and Estimates—OTTI of Securities," and Note 4 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information regarding our other-than-temporarily impaired securities.
Net (Loss) Gain on Financial Instruments Held Under Fair Value Option
For the three and nine months ended September 30, 2013, we recorded net losses of $300,000 and $880,000 on our consolidated obligation bonds and discount notes on which we elected the fair value option, compared to a loss of $35,000 and a gain of $20,000 for the same periods in 2012.

Net Realized Gain on Sale of AFS Securities
During the nine months ended September 30, 2013, we sold one AFS security with an unpaid principal balance of $60.1 million and carrying value of $40.9 million, resulting in a net gain of $903,000. During the nine months ended September 30, 2012, we sold three AFS securities with a total unpaid principal balance of $86.8 million and carrying value of $82.4 million, resulting in net gains of $330,000.
Net Gain on Derivatives and Hedging Activities
For the three and nine months ended September 30, 2013, we recorded an increase of $285,000 and a decrease of $30.0 million in our net gain on derivatives and hedging activities, compared to the same periods in 2012. The following table presents the components of net gain on derivatives and hedging activities for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Gain on Derivatives and Hedging Activities	2013	2012	2013	2012
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$2,642	$2,070	$1,244	$32,202
Total net gain related to fair value hedge ineffectiveness	2,642	2,070	1,244	32,202
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	135	130	642	145
Interest-rate swaptions	(225)	—	693	—
Net interest settlements	168	235	151	339
Total net gain related to derivatives not designated as hedging instruments	78	365	1,486	484
Net gain on derivatives and hedging activities	$2,720	$2,435	$2,730	$32,686

The decrease in the net gain on derivatives and hedging activities for the nine months ended September 30, 2013, compared to the same period in 2012, was primarily due to the effect of the maturing, in 2012, of interest-rate swaps hedging certain of our AFS securities and ineffectiveness in our other hedging relationships, primarily those hedging long-term consolidated obligation bonds, which have experienced significant fluctuations in fair value as a result of the recent volatility in long-term interest rates. Several of our AFS securities in benchmark fair value hedges were purchased at significant premiums with corresponding up-front swap fees. A significant portion of these hedged AFS securities (e.g., TLGP investments) and the derivatives hedging these securities matured during 2012. As a result, in the first nine months of 2013 and in future periods, the favorable impact of the changes in fair value on the derivatives hedging these securities will not be reflected in net gain on derivatives and hedging activities, nor will the unfavorable impact of the corresponding amortization of large up-front premiums paid on the AFS securities be reflected in interest income.
See “—Effect of Derivatives and Hedging on Income," "Financial Condition—Derivative Assets and Liabilities,” and Note 8 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information.
Net Realized Gain (Loss) on Early Extinguishment of Consolidated Obligations
From time to time, we early extinguish consolidated obligations by exercising our rights to call consolidated obligations or by reacquiring such consolidated obligations on the open market. We early extinguish debt primarily to economically reduce the relative cost of our consolidated obligation debt in future periods, particularly when the future yield of the replacement debt is expected to be lower than the yield for the extinguished bonds. Net realized gain (loss) on early extinguishment of consolidated obligations increased by $3.8 million and $5.8 million, to $2.3 million and $1.7 million, for the three and nine months ended September 30, 2013, compared to the same periods in 2012.
We continue to review our consolidated obligation portfolio for opportunities to call or otherwise extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets.

Other Expense
Other expense includes operating expenses, Finance Agency and Office of Finance assessments, and other items, consisting primarily of fees related to our mortgage loans held for portfolio that are paid to vendors and, for the nine months ended September 30, 2013, a one-time write-off of software. The following table presents the components of our other expense and the percentage changes for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Other Expense	2013	2012	Percent Increase/(Decrease)	2013	2012	Percent Increase/(Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$7,481	$6,962	7.5	$22,550	$21,858	3.2
Occupancy cost	1,616	1,593	1.4	5,272	4,673	12.8
Other operating	6,608	7,793	(15.2)	20,403	22,546	(9.5)
Finance Agency	526	1,003	(47.6)	1,920	3,206	(40.1)
Office of Finance	655	702	(6.7)	1,931	1,865	3.5
Loss on software write-off	—	—	N/A	4,027	—	N/A
Other	49	34	44.1	190	99	91.9
Total other expense	$16,935	$18,087	(6.4)	$56,293	$54,247	3.8

Total other expense decreased by $1.2 million and increased by $2.0 million, to $16.9 million and $56.3 million, for the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to lower legal and other professional services (within other operating expenses) and Finance Agency expenses, partially offset by increased compensation and benefits expenses and occupancy costs (due to the relocation of the bank's headquarters in second quarter) and, for the nine months ended September 30, 2013, a one-time $4.0 million write-off of software.
Finance Agency and Office of Finance expenses represent costs allocated to us by those entities calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding compared to the FHLBank System as a whole.
Assessments
Our assessment for AHP is calculated as 10% of our net earnings before assessments. We recorded $2.4 million and $5.3 million of AHP assessments for the three and nine months ended September 30, 2013, compared to $1.5 million and $5.5 million for the same periods in 2012.
Critical Accounting Policies and Estimates
Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. We base our estimates on historical experience and on other factors believed to be reasonable given the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Our significant accounting policies are summarized in “Part II. Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates” included in our 2012 10-K. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include determination of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization of premiums and accretion of discounts, and determination of allowances for credit losses. With the exception of changes in the significant inputs used to measure credit losses on our PLMBS determined to be other-than-temporarily impaired for the three months ended September 30, 2013, as discussed below, there were no significant changes to our critical accounting policies or to the judgments, assumptions, and estimates, as described in our 2012 10-K, during the nine months ended September 30, 2013.

Determination of OTTI of Securities
The following table presents a summary of the significant inputs used to evaluate our PLMBS for OTTI for the three months ended September 30, 2013, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown. We had one security determined to be further impaired during the three months ended September 30, 2013, and recorded $1.5 million of additional credit losses in third quarter 2013.

	Significant Inputs Used to Measure Credit Losses on PLMBS For the Three Months Ended September 30, 2013			As of September 30, 2013
	Cumulative Voluntary Prepayment Rates (1)	Cumulative Default Rates (1)	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average	Weighted Average	Weighted Average	Weighted Average
(in percentages)
Prime:
2008	12.4	19.2	37.1	22.3
2005	8.9	18.4	35.7	23.3
2004 and prior	12.8	4.4	32.4	11.9
Total prime	12.2	10.3	34.2	16.2
Alt-A:
2008	10.2	32.5	42.1	28.1
2007	5.6	54.4	46.5	17.7
2006	4.6	57.5	43.6	18.7
2005	6.5	38.4	40.5	25.0
2004 and prior	9.8	11.5	32.7	18.7
Total Alt-A	6.1	50.6	44.6	20.0
Total PLMBS	6.8	46.0	43.4	19.5

(1)	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

In addition to evaluating our PLMBS under a base-case (or best estimate) scenario as discussed in Note 4 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” we also performed a cash flow analysis for each of these securities under a more stressful housing price scenario. This stress-test, or adverse-case, scenario was primarily based on a short-term housing price forecast that decreased five percentage points followed by a recovery path that is 33.0% lower than the base-case scenario.

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
The following table represents the impact to credit-related OTTI for the three months ended September 30, 2013 for the more stressful housing price scenario described above, which assumes delayed recovery of the housing price index (HPI), compared to credit-related OTTI recorded using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	For the Three Months Ended September 30, 2013
	Actual Results - Base-Case HPI Scenario			Adverse HPI Scenario Results
PLMBS	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q3 2013 OTTI Credit Loss	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q3 2013 OTTI Credit Loss
(in thousands, except number of securities)
Alt-A *	1	$16,377	$(1,495)	3	$220,293	$(3,681)

*	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

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
As part of our quarterly OTTI assessment, we also identify previously impaired securities with no additional OTTI credit losses in the quarter. If there is a significant increase in a security's expected cash flows, we adjust the yield on the security on a prospective basis. This adjusted yield is used to calculate the amount to be recognized into interest income over the remaining life of the security in order to match the amount and timing of future cash flows expected to be collected. As of September 30, 2013, the balance of the credit loss component of our PLMBS determined to be other-than-temporarily impaired was $382.0 million. Based on our third quarter 2013 OTTI analysis, the portion of this balance that will be accreted to interest income over the remaining lives of the PLMBS is $247.1 million. See Note 4 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on changes in the balance of the credit loss on our PLMBS.
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
We evaluate our market-risk measures daily, under a variety of parallel and non-parallel shock scenarios. These primary risk measures are used for regulatory reporting purposes; however, as discussed further below, for interest-rate risk management and policy compliance purposes, we segregate our assets, liabilities, and associated interest-rate exchange agreements into two separate portfolios.
After remaining relatively stable in early 2013, during the second and third quarters of 2013, long-term interest rates experienced significant volatility, and in turn, this interest-rate volatility significantly impacted our market-risk measures. Between June and September 2013, we purchased $200 million of out-of-the money swaptions to reduce the negative convexity in our statement of condition and manage embedded caps in our investments. During this period, we also issued or terminated certain interest-rate swaps hedging bullet consolidated obligations, totaling over $1.0 billion, to reduce our exposure to future increases in interest rates. We continue to monitor our risk measures carefully and are prepared to take further actions to manage our market risk exposure.
The following table summarizes our total statement of condition risk measures as of September 30, 2013 and December 31, 2012.

	As of	As of
Primary Risk Measures	September 30, 2013	December 31, 2012
Effective duration of equity	(1.67)	1.46
Effective convexity of equity	(4.15)	0.87
Effective key-rate-duration-of-equity mismatch	0.79	1.47
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(0.10)%	(1.76)%
- 100 basis point shock scenario	(2.68)%	0.18%
+ 200 basis point shock scenario	(1.73)%	(5.06)%
- 200 basis point shock scenario	(4.66)%	0.30%
+ 250 basis point shock scenario	(2.93)%	(7.12)%
- 250 basis point shock scenario	(5.25)%	0.30%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As noted above, as of September 30, 2013, the effective duration of equity reflected the change in interest rates and the increase in our hedging activity compared to that of December 31, 2012. The decrease in the effective convexity of equity as of September 30, 2013 from December 31, 2012 was primarily caused by the change in the convexity profile of our consolidated obligations, partially offset by the change in convexity of the derivatives hedging the consolidated obligations. Both the LIBOR and overnight index swap (OIS) rates and yields on consolidated obligations increased in third quarter 2013, but by different magnitudes for the various terms-to-maturity on the respective curves (effective December 31, 2012, we began valuing certain of our collateralized derivatives utilizing the OIS curve rather than the LIBOR curve). Effective key-rate-duration-of-equity mismatch decreased slightly as of September 30, 2013 from December 31, 2012, primarily due to the changes in the composition of our statements of condition.
The estimated change in our market value-of-equity sensitivity resulting from the plus and minus 100-, 200-, and 250-basis point changes in interest rates between September 30, 2013 and December 31, 2012 was the result of our negative effective convexity of equity profile, which is discussed above.
Prior to September 2013, to better isolate the effects of credit/liquidity associated with a portion of our PLMBS, we disaggregated our assets, liabilities, and interest-rate exchange agreements into: (1) a credit/liquidity portfolio and (2) a basis and mortgage portfolio. The credit/liquidity portfolio contained our PLMBS collateralized by Alt-A mortgage loans along with the liabilities funding those PLMBS and any associated interest-rate exchange agreements. The basis and mortgage portfolio contained our remaining operations, primarily consisting of our advances, short-term investments, mortgage loans held for portfolio, and mortgage-backed investments not collateralized by Alt-A mortgage loans, along with the funding and hedges associated with these assets. During the second and third quarters of 2013, we observed a divergence between the consolidated obligation funding curve, which is used to value our consolidated obligations, and the LIBOR and OIS curves, which are used to value our interest-rate exchange agreements, including the derivatives in effective hedging relationships with consolidated obligations. These curves generally move in tandem, however, under certain market conditions, such as experienced in the referenced periods, the movement of the curves can diverge, resulting in material differences in the convexity profiles of these instruments. Interest-rate risk management tools generally are not effective in hedging risk-metric changes caused by this type of market anomaly.
Taking the above-referenced observation into account, in order to more effectively measure and manage the interest-rate risk in our basis and mortgage portfolio, effective September 30, 2013, we began isolating the credit basis difference associated with the consolidated obligations and interest-rate exchange agreements in hedging relationships in the portfolio and transferring this difference to the credit/liquidity portfolio. In conjunction with this change, the basis and mortgage portfolio was renamed the risk management portfolio. This additional disaggregation allows us to more accurately measure and manage interest-rate risk in the risk management portfolio. Similarly, the credit/liquidity portfolio, after inclusion of the credit basis difference, allows even more accurate identification of the credit/liquidity effects of this portfolio on our market-risk measures and our market value leverage ratio. We believe that this improvement in our risk management process provides greater transparency, a more granular assessment of market risk, and a means to more effectively manage our risks.
Our risk management policy limits apply only to the risk management portfolio (and formerly, the basis and mortgage portfolio) risk measures. We were in compliance with these risk management policy limits as of September 30, 2013 (for the risk management portfolio) and December 31, 2012 (for the mortgage and basis portfolio). The following tables summarize these portfolios' risk measures and their respective limits as of September 30, 2013 and December 31, 2012.

	As of	Risk Measure
Risk Management Portfolio Risk Measures and Limits	September 30, 2013	Limit
Effective duration of equity	0.64	+/-4.00
Effective convexity of equity	(0.01)	-5.00
Effective key-rate-duration-of-equity mismatch	0.76	+4.00
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(1.01)%	-4.00%
- 100 basis point shock scenario	0.75%	-4.00%
+ 200 basis point shock scenario	(2.70)%	-8.00%
- 200 basis point shock scenario	(0.05)%	-8.00%
+ 250 basis point shock scenario	(3.69)%	-10.00%
- 250 basis point shock scenario	(0.48)%	-10.00%

	As of	Risk Measure
Basis and Mortgage Portfolio Risk Measures and Limits	December 31, 2012	Limit
Effective duration of equity	1.46	+/- 4.00
Effective convexity of equity	0.25	-5.00
Effective key-rate-duration-of-equity mismatch	1.14	+/- 3.00
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(1.79)%	-4.00%
- 100 basis point shock scenario	0.31%	-4.00%
+ 200 basis point shock scenario	(4.73)%	-8.00%
- 200 basis point shock scenario	0.34%	-8.00%
+ 250 basis point shock scenario	(6.49)%	-10.00%
- 250 basis point shock scenario	0.29%	-10.00%
The changes in the effective duration of equity, effective convexity, effective key-rate-duration-of-equity mismatch, and estimated changes in our market value-of-equity sensitivity resulting from the plus and minus 100-, 200-, and 250-basis point changes in interest rates of our interest-rate risk management portfolio as of September 30, 2013 from that as of December 31, 2012 reflect the removal of the credit basis effect between the portfolio's consolidated obligations and their associated interest-rate exchange agreements.

Instruments that Address Market Risk
Consistent with Finance Agency regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, and swaptions, only to reduce the interest-rate exposure inherent in otherwise unhedged asset and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations—Financial Condition as of September 30, 2013 and December 31, 2012—Derivative Assets and Liabilities" for additional information.

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
Under the supervision and with the participation of the Seattle Bank's management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2013, the end of the period covered by this report. As of September 30, 2013, our president and chief executive officer and chief accounting and administrative officer concluded our disclosure controls and procedures were not effective as a result of the material weakness described below.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
As disclosed in our 2012 10-K and the 2013 first and second quarter Form 10-Qs, we did not maintain effective controls over the preparation and review of our statements of cash flows. Specifically, the controls over the review of the classification and presentation of cash flows from certain financing and investing activities were not operating effectively, which led to the misclassification of cash flows between operating activities, investing activities, and financing activities in the statements of cash flows for the referenced periods. These control deficiencies resulted in errors in certain of our statements of cash flows as originally reported for the years ended December 31, 2012, 2011, and 2010, the three months ended March 31, 2012 and 2011, the six months ended June 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011 (collectively the referenced periods). Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, our management determined that, when evaluated in the aggregate, the control deficiencies constituted a material weakness in internal control over financial reporting. This material weakness continues to exist as of September 30, 2013, the end of the period covered by this report.
Remediation of Material Weakness
In the second quarter of 2013, we implemented and enhanced certain controls and procedures affecting our internal control over financial reporting as they relate to the material weakness identified above. Specifically, we instituted the following changes in our internal control over financial reporting:

•	We have implemented enhanced account activity reconciliation processes and controls, including a detailed rationale for the classification of activity for each cash flow statement line item.

•	We have enhanced our review processes to include additional validations of statement of cash flow activity to statements of condition and statements of income accounts.
We believe these enhancements, together with a collective focus on the execution of existing controls, improve the quality of the statements of cash flows preparation and review processes and controls by increasing the importance of reconciling activity that affects multiple line items, providing clear communication and guidance as to how cash activity is reflected and reconciled to net income, and ensuring that the cash flow statement impact from new or infrequent transactions is analyzed thoroughly to ensure proper presentation. We believe the actions detailed above should remediate the material weakness in internal control over financial reporting; however, as of September 30, 2013, the end of the period covered by this report, subsequent testing of multiple periods has not been conducted to ascertain that the controls are effective and the material weakness has been fully remediated.
Notwithstanding this material weakness, we have concluded, based on supplemental procedures and additional analysis performed to prepare the statement of cash flows, the enhanced review process and controls to remediate the material weakness related to our statements of cash flows for the nine months ended September 30, 2013 and 2012, as described above, and the existing controls not impacted by this material weakness, that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
The president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's internal control over financial reporting performs similar functions as a principal financial officer), conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2013, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. It was determined that there were no changes to internal controls in the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consent Arrangement
For additional information relating to the Seattle Bank's Consent Arrangement with the Finance Agency, see "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Consent Arrangement" and Note 10 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.

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
To illustrate these risks, in April 2013, Bank of America Oregon, N.A., our largest borrower, merged into its parent, BANA. At that time, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's business activity will eventually decline to zero as the outstanding advances mature. Approximately 80% of the entity's $3.8 billion in outstanding advances will mature in 2015 and 2016. We expect that, all other things being equal, the loss of Bank of America Oregon, N.A. as a member will begin to negatively impact our net income and CMA assets-to-consolidated obligations ratio in 2015, as a large percentage of BANA's advances will mature in 2015. Further, in 2018, when we begin to be required to repurchase BANA's outstanding capital stock (assuming no regulatory or other limitations prevent us from doing so), we expect further negative impact on our net income primarily driven by a reduction in our earnings from assets funded with capital paid in with respect to BANA's stock. It is difficult to predict the impact on our return on equity as that will vary based on investment opportunities and interest rates, among other things.
Further, in September 2013, the holding companies for Sterling Bank and Umpqua Bank, two of the larger members of the Seattle Bank, announced an intention to merge. If the merger is completed, the number of borrowers and holders of Seattle Bank capital stock will become more concentrated as both of these entities have been active borrowers and each holds large amounts of Seattle Bank capital stock.
These changes and potential changes have led to and may lead to adverse effects on our business, including lower advance balances and related interest income, and possibly, lower net income. Although we consider the impact of loss of large members and increased member concentration on our business in our strategic planning, the loss of an additional large member or increased member concentration could result in additional significant adverse impacts on our financial condition and results of operations and could impact our ability to maintain our current level of business operations.

We recently identified a material weakness in our internal control over financial reporting that resulted in the need to restate our previously issued financial statements for the periods referenced below. If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Subsequent to filing our 2012 10-K, and as a result of ongoing enhancements to our statement of cash flows preparation process, we became aware of presentation errors in cash flows from certain financing and investing activities in the statements of cash flows for the years ended December 31, 2012, 2011, and 2010, the three months ended March 31, 2012 and 2011, the six months ended June 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011 (collectively, the referenced periods), which led to the misclassification of cash flows between operating activities, investing activities, and financing activities. On April 25, 2013, after informing and receiving authorization from our Board, we concluded that the financial statements for the referenced periods should not be relied upon and that restatements were required for the referenced periods, which were filed with the SEC in May 2013. Although the errors did not have any impact on the "net change in cash and due from banks" previously reported on the statements of cash flows, or on the statements of condition, statements of income, statements of comprehensive income, or statements of capital for the referenced periods, and we believe we have implemented enhanced review processes and controls to remediate the material weakness, if we are unable to confirm remediation of the material weakness in a timely manner, we could become subject to a number of additional risks and uncertainties, including loss of member confidence, adverse action by the Finance Agency, and increased costs for accounting and legal fees.

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
Further, the Finance Agency has communicated its interest in maintaining the FHLBanks' focus on mission-related activities and has initiated discussions with the FHLBanks on what targets would be appropriate. For example, the Finance Agency has noted the importance of making advances versus other FHLBank activities, such as investing, and has solicited FHLBank feedback on certain proposed core mission ratios, which would serve as target floors. Requirements to comply with minimum target core mission ratios that are significantly higher than our current ratios within an accelerated time period could result in, among other things, possible divestiture of investments and significant changes in the composition of our statement of condition, which could adversely impact our financial condition and results of operations.
In addition, the U.S. Congress continues to consider possible reforms to the U.S. housing finance market and GSE reform. The potential effect of housing finance and GSE reform on the FHLBanks, including the Seattle Bank, is unknown at this time and will depend on the legislation, if any, that is ultimately enacted.
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

Federal Home Loan Bank of Seattle

By:	/s/ Michael L. Wilson	Dated:	November 8, 2013
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	November 8, 2013
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