Form 10-K
period 2013-12-31
Federal Home Loan Bank of Seattle
filed 2014-03-18
CIK 1329701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐ No  ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of June 30, 2013, the Federal Home Loan Bank of Seattle had outstanding 1,197,781 shares of its Class A capital stock and 25,937,302 shares of its Class B capital stock. As of February 28, 2014, the Federal Home Loan Bank of Seattle had outstanding 1,120,623 shares of its Class A capital stock and 25,588,192 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-K FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2013

This 2013 Annual Report on Form 10-K is available on the Federal Home Loan Bank of Seattle's website at www.fhlbsea.com.

Forward-Looking Statements
This report contains forward-looking statements that are subject to risk and uncertainty. These statements describe the expectations of the Federal Home Loan Bank of Seattle (Seattle Bank) regarding future events and developments, including future operational results, changes in asset levels, and use of our products. These statements address our expectations, beliefs, plans, strategies, and objectives regarding future events, conditions, and financial performance. The words "will," "expect," "intend," "may," "could," "should," "anticipate," and words of similar nature are intended in part to help identify forward-looking statements.
Future results, events, and developments are difficult to predict, and the expectations described in this report, including any forward-looking statements, are subject to risk and uncertainty that may cause actual results, events, and developments to differ materially from those we anticipate. There is no assurance that the expected results, events, and developments will occur. See “Part I. Item 1A. Risk Factors” of this report for additional information on risks and uncertainties.
Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others:

•
decreases in advance demand due to a decline in our members' need for funding, members' use of alternative sources of wholesale funding, or as a result of member failures, mergers, consolidations, or withdrawals from membership;

•
our ability to attract new members and our existing members' willingness to transact business with us, which may be adversely affected by, among other things, our inability to repurchase or redeem capital stock or pay dividends without Federal Housing Finance Agency (FHFA) non-objection and concerns about additional other-than-temporary impairment (OTTI) losses on our private-label mortgage-backed securities (PLMBS) and the negative impact this may have on our future earnings and financial condition;

•
adverse changes in credit quality or market prices of our mortgage-related assets and liabilities, home price declines or increases that exceed or fall short of our expectations, changes in assumptions or timing of cash flows, or other factors that could affect our financial instruments, particularly our PLMBS, and that could cause additional OTTI, market value, or other losses;

•
actions taken or inaction by governmental entities, including the U.S. Congress, the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), the FHFA, or the Federal Deposit Insurance Corporation (FDIC), affecting housing finance reform, the Federal Home Loan Bank (FHLBank) System (FHLBank System), or our core mission activity (CMA) assets, or other action or inaction that could affect the capital and credit markets or our business;

•
regulatory requirements and restrictions resulting from our entering into a Stipulation and Consent to the Issuance of a Consent Order with the FHFA, effective November 22, 2013 (together, with related understandings with the FHFA, the Amended Consent Arrangement), which superseded the previous Stipulation and Consent to the Issuance of a Consent Order and related understandings put in place in October 2010 (2010 Consent Arrangement);

•
significant or rapid changes in market conditions, including fluctuations in interest rates, shifts in yield curves, and changes in the spreads on our assets and liabilities, and our failure to effectively hedge these risks;

•	changes in global, national, and local economic conditions that could impact the financial and credit markets, including debt restructurings and defaults, unemployment levels, inflation, or deflation;

•
our failure to identify, manage, mitigate, or remedy risks that could adversely affect our operations, including, among others, credit and collateral management and operational risks arising from our information technology and internal control systems and processes;

•
negative information about the Seattle Bank, the FHLBank System, housing government-sponsored enterprises (GSEs), or housing finance in general that could adversely impact demand for our debt, member perceptions, and our business;

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

•	our inability to retain or timely hire key personnel;

•	changing accounting guidance, including changes relating to the recognition and measurement of financial instrument fair values that could adversely affect our financial statements;

•	the need to make principal or interest payments for another FHLBank because of the joint and several liability of all FHLBanks for consolidated obligations; and

•
events such as terrorism, natural disasters, or other catastrophic events that could disrupt the financial markets where we obtain funding, our borrowers' ability to repay advances, the value of the collateral we hold, or our ability to conduct business in general.

These cautionary statements apply to all related forward-looking statements, wherever they appear in this report. We do not undertake to update any forward-looking statements we make in this report or that we may make from time to time.

PART I.

ITEM 1. BUSINESS

Overview
The Seattle Bank, a federally chartered corporation organized in 1964, is a member-owned cooperative. We provide liquidity, funding, and services to enhance the success of our members and support the availability of affordable homes and economic development in the communities they serve. We make collateralized loans, which we call advances, provide letters of credit, accept deposits, and provide educational programs and other services to our members. We conduct most of our business with or through our members and do not conduct business directly with the general public. We also work with our members and a variety of other entities, including nonprofit organizations, to provide affordable housing and community economic development funds, through direct subsidy grants and low- or no-interest loans, for individuals and communities in need. We further fulfill our mission of supporting housing finance and economic development by investing in mortgage-backed securities (MBS) and debt obligations that increase our CMA assets and provide for a profitable and stable cooperative. In July 2013, we began offering the MPF Xtra® product to our members. The MPF Xtra product provides participating Seattle Bank members an alternative for selling mortgage loans into the secondary market.
The Seattle Bank is one of 12 regional FHLBanks that comprise the FHLBank System. The FHLBank System was created by Congress under the authority of the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to ensure the availability of mortgage funding to expand homeownership throughout the United States. Each FHLBank is a separate GSE and operates with its own board of directors, management, and employees. Each FHLBank is responsible for a particular district within the United States. Our district, the Twelfth District, includes Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, and the U.S. territories of American Samoa and Guam, and the Commonwealth of the Northern Mariana Islands. Eligible institutions purchase capital stock in their regional FHLBank as a condition of membership (membership stock) and purchase additional capital stock to support their advance and mortgage loan activity (activity-based stock).
The primary sources of funding for all of the FHLBanks are consolidated obligation bonds and discount notes, collectively referred to as consolidated obligations, that are issued on behalf of the FHLBanks by the Office of Finance as their agent. Although consolidated obligations are the joint and several obligations of the 12 FHLBanks, each FHLBank is primarily liable only for the portion of the consolidated obligations in which it participates. Consolidated obligations are not guaranteed, directly or indirectly, by the U.S. government. To a significantly lesser extent, the FHLBanks obtain additional funding from members' capital stock purchases in their cooperative, member deposits, and other borrowings. The FHLBanks are supervised and regulated by the FHFA, an independent agency in the executive branch of the U.S. government. Prior to the establishment of the FHFA, the FHLBanks were supervised and regulated by the Federal Housing Finance Board (FHFB). References throughout this document to actions or regulations of the FHFA also include the actions or regulations of the FHFB where they remain applicable.
For the year ended December 31, 2013, we reported net income of $61.4 million, and as of December 31, 2013, we had total assets of $35.9 billion, deposits of $410.1 million, retained earnings of $287.1 million, and regulatory capital of $3.0 billion.

Membership and Market
The Seattle Bank, like all of the FHLBanks, is a financial cooperative that provides readily available, competitively priced funds to its member institutions. Our outstanding capital stock is held by current and former members and certain nonmembers that own Seattle Bank capital stock by having merged with or acquired a Seattle Bank (or former Seattle Bank) member. All federally insured depository institutions, community development financial institutions (CDFIs), and insurance companies engaged in residential housing finance and chartered in our district are eligible to apply for membership.
Eligible institutions must purchase capital stock in the Seattle Bank as a condition of membership. When joining our cooperative, members are assigned a credit line based on our evaluation of their financial condition and are eligible to receive dividends, when and if payable, on their capital stock investment. Members are subject to an activity-based stock requirement, which may require them to purchase additional stock as their activity with the Seattle Bank increases.
Nine institutions became members of the Seattle Bank during 2013. As of December 31, 2013, the Seattle Bank had 329 members. We also had 34 nonmember shareholders awaiting redemption of their stock by us as a result of merger or acquisition by a nonmember institution. Six state housing finance agencies and one county housing agency (see “—Our Business—Products and Services—Advances—Advances to Housing Associates” below), which are not required to purchase membership stock to use our services, have been approved to do business with the Seattle Bank.
The following tables show the capital stock and outstanding advance balances of our members and the geographic locations of our shareholders, by type, as of December 31, 2013.

Capital Stock Holdings by Member Institution Type	Member Count	Total Value of Capital Stock Held		Par Value of Advances Outstanding
(in thousands, except institution count)
Commercial banks	189	$532,893		$3,293,766
Thrifts	31	235,908		2,921,831
Credit unions	105	152,242		524,644
Insurance companies	4	1,934		—
Total members	329	922,977	(1)	6,740,241
Housing associates		—		18,584
Former members and other		1,747,690	(2)	4,068,696
Total		$2,670,667		$10,827,521

(1)	Capital stock as classified within the equity section of the statements of condition according to accounting principles generally accepted in the United States (GAAP).
(2)	Certain members may also hold capital stock classified as mandatorily redeemable capital stock due to outstanding redemption requests.

Shareholders by State or Territory	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	Total Members	Nonmembers
Alaska	4	2	8	—	14	—
Guam	2	1	2	—	5	—
Hawaii	7	2	13	—	22	—
Idaho	15	1	6	1	23	—
Montana	48	2	8	—	58	1	(1)
Oregon	24	3	19	1	47	4	(1)
Utah	25	2	14	2	43	6	(1)
Washington	41	15	30	—	86	7	(1)
Wyoming	23	3	5	—	31	2	(1)
Other	—	—	—	—	—	14	(2)
Total	189	31	105	4	329	34

(1)	In-district nonmember shareholders holding capital stock as a result of merger or acquisition, pending redemption.
(2)	Out-of-district nonmember shareholders holding capital stock as a result of a merger or acquisition, pending redemption.

Institutions that are members of the Seattle Bank must have their principal places of business within the Twelfth District but may also operate outside of our district. Some financial institution holding companies may have one or more affiliates, each of which may be a member of the same or a different FHLBank.
The value of membership in the Seattle Bank is derived primarily from the following aspects of our business:

•	the ready access we provide to competitively priced funding for liquidity and balance sheet management purposes;

•	the access we provide to grants and below-market-rate loans for affordable housing and economic development;

•	the dividends we pay our members; and

•	the services and educational programs we provide to members.
The FHLBank System's "AA+" credit rating allows the FHLBank System to issue debt at favorable interest rates, and we use the proceeds from the sale of debt to provide advances to our member and approved nonmember borrowers (i.e., housing associates, as discussed further below). We also use the proceeds from consolidated obligations and proceeds from sales of capital stock to purchase investments to enable us to maintain our leverage and capital ratios and to earn additional income. Interest income from our advances, investments, and mortgage loans held for portfolio, and income from our other fee-based products and services, such as the MPF Xtra® product, are used to pay our interest and operating expenses, other costs, and dividends to our members, and to increase our retained earnings.

Our Business
Products and Services
Advances
We provide credit, principally in the form of secured advances, to our members and housing associates, at competitive rates, with maturities ranging from overnight to 30 years. Advances can be customized to meet a borrower's special funding needs, using a variety of interest-rate indices, maturities, amortization schedules, and contractual features, such as call or put options. Borrowers pledge mortgage and other secured loans and other eligible collateral, such as U.S. Treasury or agency securities, to secure their advances. As of December 31, 2013 and 2012, the par value of our outstanding advances was $10.8 billion and $8.9 billion.
Advances to Members
Advances play an important role in supporting housing markets, including those focused on low- and moderate-income households, by helping members manage their assets and liabilities. Besides serving as a funding source for mortgages and a variety of other uses, advances provide our members with a low-cost source of liquidity, reducing their need to finance low-yielding liquid assets with longer-term, more expensive debt and providing long-term financing to support their balance sheet management strategies. Advances help fund mortgage loans that our members may be unable or unwilling to sell in the secondary mortgage market and advances matched to the maturity and prepayment characteristics of mortgage loans can reduce a member's interest-rate risk associated with holding mortgage loans.
A large percentage of our advances is held by a limited number of borrowers. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2013 and 2012—Advances" for the par value of advances and percentage of total par value of outstanding advances of our top five borrowers.
Advances to Housing Associates
Under the FHLBank Act, we may make advances to housing associates that are approved under Title II of the National Housing Act. A housing associate must be a government agency or chartered under federal or state law with rights and powers similar to those of a corporation and subject to inspection or supervision by some governmental agency, and must lend its own funds as its principal activity in the mortgage lending field. Housing associates are generally subject to the same regulatory lending requirements as apply to members, including the pledging of collateral; however, there are certain provisions of the FHLBank Act, such as capital stock purchase requirements, from which housing associates are exempt. A housing associate's financial condition must be such that, in our sole opinion, we can safely make advances to the institution.

Types of Advances
The Seattle Bank offers a variety of advances, including variable interest-rate, fixed interest-rate, and structured advances. Structured advances are fixed interest-rate or variable interest-rate advances that include certain contractual or payment features, such as conversion from variable to fixed interest rates, that are affected by market interest rates or that alter the cash flows of the advances. The majority of our advance products are subject to prepayment fees for payment of principal prior to maturity. We determine the fees charged for prepayments using the interest rate, amount, and remaining time to maturity of the advance, and our cost of funds at the time the advance is prepaid. The prepayment fee requirement is intended to make us economically indifferent to a borrower's decision to prepay an advance or hold the advance to contractual maturity. Except for overnight and other very short-term advances, our minimum advance amount is $100,000.
The following table summarizes our advance product offerings as of December 31, 2013.

Available
Advances Offered	Terms to Maturity	Repayment Terms	Interest Rate Resets
Variable interest-rate advances:
Cash management (open note program, similar to a revolving line of credit or a federal funds line)	Overnight	Advance renews automatically unless repaid by the borrower.	Based on overnight federal funds rate. Resets daily.
Adjustable	One to five years	Principal is due at maturity.	Resets based on a spread to a specified interest-rate index (e.g., London Interbank Offered Rate (LIBOR) or prime).
Choice	One to five years	Principal is due at maturity.	Typical resets include 28-day or 63-day intervals based on a spread to the Seattle Bank's short-term cost of funds. Borrower may prepay without incurring a fee at designated prepayment dates.
Fixed interest-rate advances:
Non-amortizing	Short-term (seven days to one year) or long-term (one to 30 years)	Principal is due at maturity.	No reset.
Amortizing	Two to 30 years	Principal is repaid over the term of the advance, generally on a straight-line basis.	No reset.
Forward settling	One to 30 years	Principal is due at maturity.	No reset. Borrower enters into firm commitment with settlement of funds six business days to 18 months in the future.
Structured advances:
Putable (non-knockout)	Two to 10 years, with lock-out periods from three months to five years or longer	Principal is due at maturity. If we elect to terminate the advance, the borrower may apply for a new advance at then-current rates.	Fixed interest rate. No reset. We have the option to terminate the advance on specific dates throughout the term after a lock-out period.
Putable (knockout)	Two to 10 years	Principal is due at maturity. If we elect to terminate the advance, the borrower may apply for a new advance at then-current rates.	Fixed interest rate. No reset. Advance is automatically cancelled by us in the event that LIBOR exceeds a pre-determined interest rate on set future dates.
Capped floating rate	Two to 10 years	Principal is due at maturity.	Reset based on a spread to LIBOR and capped at a pre-determined interest rate.
Floored floating rate	Two to 10 years	Principal is due at maturity.
Based on a spread to a designated index. Should the index rate decline below a pre-determined interest rate, the advance interest rate will be reduced to reflect the index rate less the difference between the pre-determined interest rate and the index rate. The advance interest rate cannot be lower than 0.00%.

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

Returnable or prepayable	Two to 10 years	Principal is due at maturity. If we elect to terminate the advance, the borrower may apply for a new advance at then-current rates.	No reset. Includes option for borrower to prepay the advances without a prepayment fee on specific dates throughout the term after a lock-out period.
Symmetrical prepayment	One to 30 years	Principal is due at maturity.	No reset. Borrower may prepay advance prior to maturity. Borrower may pay prepayment fee or receive prepayment credit, depending upon movement in interest rates.

The par amounts and percentages of advances outstanding by interest-rate type as of December 31, 2013 and 2012 are summarized in the table below.

	As of December 31, 2013		As of December 31, 2012
Advances Outstanding by Interest-Rate Type	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable	$3,952,820	36.5	$98,765	1.1
Fixed	5,451,685	50.3	6,585,558	74.2
Structured	1,423,016	13.2	2,196,816	24.7
Total par value	$10,827,521	100.0	$8,881,139	100.0

Security Interests
Under the FHLBank Act, we are required to obtain and maintain a security interest in eligible collateral when we originate or renew an advance. Eligible collateral for member borrowers includes:

•	one- to four-family and multi-family mortgage loans (no more than 90 days delinquent) and securities representing such mortgages;

•	securities issued, insured, or guaranteed by the U.S. government or its agencies, such as MBS issued or guaranteed by Government National Mortgage Association (Ginnie Mae);

•	MBS issued or guaranteed by Federal National Mortgage Association (Fannie Mae) or Federal Home Loan Mortgage Association (Freddie Mac);

•	cash or other deposits in the Seattle Bank;

•	municipal securities; and

•	other acceptable real estate-related collateral that has a readily ascertainable value, can be liquidated in due course, and in which we can perfect a security interest.
We also have a statutory lien on our member borrowers' capital stock in the Seattle Bank. Members that are community financial institutions (CFIs) may also pledge as collateral small business, small farm, small agri-business, or community development activity loans. CFIs are FDIC-insured financial institutions that, as of a transaction date, had average assets of $1.1 billion or less over the last three years.
Housing associates are subject to more stringent collateral requirements than member borrowers. For example, housing associates that are not state housing finance agencies are generally limited to pledging whole first-mortgage loans on improved residential real estate insured by the Federal Housing Administration (FHA) of the U.S. Department of Housing and Urban Development (HUD) under Title II of the National Housing Act. Securities that represent a whole interest in the principal and interest payments due on a pool of FHA mortgage loans also are eligible. Housing associates that qualify as state housing finance agencies have collateral requirements comparable to those applicable to members. Collateral for housing associates is maintained in our physical possession.

We use three basic categories of collateral control arrangements to secure our interests: blanket pledge, listing, and physical possession.

Control Category	Physical Delivery (Yes / No)	Summary Description
Blanket pledge	Loans: No Securities: Yes
Borrowers are not required to physically deliver loan documents to the Seattle Bank. Instead, we monitor estimated collateral levels from regulatory financial reports filed quarterly with the borrower's regulator or, for types of collateral not readily ascertainable from the regulatory financial reports, from specific member-prepared schedules provided to us on a periodic basis. All securities collateral must be specifically pledged and delivered to a controlled account at either the Seattle Bank or a third-party custodian approved by us.

Listing	Loans: No Securities: Yes
Borrowers are required to periodically submit a listing of their pledged loan collateral and must be prepared to deliver the collateral to the Seattle Bank if requested to do so. All securities collateral must be specifically pledged and delivered to a controlled account at either the Seattle Bank or a third-party custodian approved by us.

Physical possession	Loans: Yes Securities: Yes
All collateral used in determining borrowing capacity is delivered to the Seattle Bank. Securities pledged are delivered to a controlled account at either the Seattle Bank or a third-party custodian approved by us.

We determine the appropriate collateral control category based on a risk analysis of each borrower, using regulatory financial reports and other information. In general, collateral needed to meet minimum requirements must be owned by the borrower, or in certain cases, a borrower's affiliate approved by us, and must be identified on the borrower's or the affiliate's books and records as pledged to us or, in the case of securities, placed in our possession. Borrowers must comply with collateral requirements before we fund an advance. Borrowers are also required to maintain eligible collateral, free and clear of pledges, liens, or other encumbrances of third parties, in an amount that covers outstanding indebtedness due to us, and must maintain appropriate tracking controls and reports to ensure compliance with this requirement. As of December 31, 2013, 75% of our members were approved for the blanket pledge collateral control category, with 22% and 3% in the physical possession and listing collateral control categories.
The Competitive Equality Banking Act of 1987 affords priority to any security interest granted to us by our member borrowers over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights as a lien creditor. Two exceptions to this priority are claims and rights that would be entitled to priority under otherwise applicable law or that are held by actual bona fide purchasers for value or by parties that have actual perfected security interests in the collateral. Our claims are given certain preferences under the receivership provisions in the Federal Deposit Insurance and the Federal Credit Union Acts. Most borrowers grant us a blanket lien covering substantially all of their assets, and as a standard practice, we file a financing statement evidencing the blanket lien.
For those borrowers under the blanket pledge or listing collateral arrangements, we generally do not take control of collateral, other than pledged securities collateral, based on the terms discussed above. We generally will further secure our interests by taking physical possession (or control) of supporting collateral if we determine the financial or other condition of a member borrower so warrants. We take physical possession of collateral pledged by non-depository institutions (e.g., insurance companies and housing associates) to help ensure that an advance is as secure as the security interest in collateral pledged by depository institutions. Typically, we charge collateral management and safekeeping fees on collateral delivered to the Seattle Bank or its custodians.
Borrowing Capacity
Borrowing capacity depends on the collateral provided by a borrower. To determine borrowing capacity, we generally use the estimated liquidation value (which varies by collateral type and may be based on third-party pricing sources) of the pledged collateral and then apply an additional adjustment for potential deterioration and volatility in the estimated collateral value. For some whole loan collateral and securities for which there is an established market, we may use discounted cash flows or utilize third-party valuation services to estimate the collateral's market value.

The following table details the types of accepted collateral, including the range of collateral borrowing capacity and weighted-average effective borrowing capacity of collateral pledged to the Seattle Bank, as of December 31, 2013.

Type of Collateral	Collateral Control Arrangement (Blanket = B, Listing = L, Physical = P)	Borrowing Capacity Applied to Collateral (1)	Weighted-Average Effective Borrowing Capacity as of December 31, 2013
(in percentages)
Single-family mortgage loans	B, L, P	57.0-80.7	74.6
Multi-family mortgage loans	B, L, P	37.5-71.4	63.4
Home equity loans/lines of credit	B, L, P	56.3-75.4	64.8
Government-guaranteed loans	B, L, P	83.9-88.3	86.1
Other government-guaranteed loans	B, L, P	89.3	89.3
CFI collateral	B, L, P	60.0	60.0
Commercial loans	B, L, P	62.9-80.1	70.9
Other loans collateral	P	80.1	80.1
Cash, U.S. government/U.S. Treasury securities	P	95.1-95.3	95.2
U.S. agency securities (excluding MBS) (2)	P	74.9-121.5	93.4
U.S. agency MBS/collateralized mortgage obligations (CMOs)	P	75.9-108.2	95.0
State and local government securities	P	66.2-108.1	94.7
Commercial MBS	P	38.0-93.0	87.6
Other securities	P	86.2-109.4	94.0
Total		37.5-121.5	73.2

(1)	Represents the range of discounts applied to the unpaid principal balance or market value of the collateral pledged.
(2)
Includes GSEs such as Fannie Mae, Freddie Mac, and other FHLBanks, as well as U.S. agencies such as Ginnie Mae, the Farm Services Agency, Small Business Administration (SBA), Bureau of Indian Affairs, and the U.S. Department of Agriculture.

Management of Credit Risk
To manage the credit risk of our advances, we monitor and assess our member borrowers' creditworthiness using financial information they provide to their regulators on a quarterly basis, regulatory examination reports, other public information, and information submitted by member borrowers. We assign each member an internal risk rating based on several factors, including, but not limited to, profitability, levels of non-performing assets, and capital. We also monitor the level of our actual and potential credit exposure to our members, particularly those members with ratings indicating higher risk.
We review and verify collateral pledged by member borrowers according to the member's financial condition, collateral quality, and other credit considerations. Member borrowers that fully collateralize their indebtedness with marketable securities in a pledged account under the control of the Seattle Bank are generally not subject to collateral verifications, unless they also pledge whole loan collateral. For members with a weakened financial condition and assigned our least favorable internal risk rating, we utilize an internal collateral valuation screener to estimate and compare the realizable value of that member's collateral to its outstanding advances to determine whether a loss reserve is required on our advances to that member.
 For housing associates, we typically utilize annual reports, which include fiscal year-end and interim financial data, and other information requested from these borrowers. Housing associates must provide current financial statements and meet all eligibility tests prior to consideration of borrowing requests. Certifications relating to their status as eligible housing associates, use of proceeds, and eligibility of collateral are required with each advance. We periodically review housing associates that request recurring borrowing facilities.
See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2013 and 2012—Advances" in this report for additional information on advances, including information on concentration and pricing.
Other Mission-Related Community Investment Programs
Our community investment programs include our Affordable Housing Program (AHP), and its subset, the Home$tart Program, and our Community Investment Program/Economic Development Fund (CIP/EDF). The AHP, under which we provide direct grants and subsidized advances to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households, is funded through an accrual of 10% of our prior year's regulatory income (defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock). Under the CIP/EDF, we offer our members grants and reduced interest-rate advances for qualifying affordable housing and economic development initiatives.
Letters of Credit
We issue letters of credit that provide members with an efficient and low-cost vehicle to secure contractual agreements, enhance credit profiles, improve asset and liability management, and collateralize public deposits. Terms are structured to meet member needs. As of December 31, 2013, our outstanding letters of credit totaled $490.9 million.

Mortgage Loans Held for Portfolio
In 2001, we developed the Mortgage Purchase Program (MPP) in collaboration with certain other FHLBanks to provide participating members with: (1) an alternative for the sale of whole mortgage loans into the traditional secondary mortgage market, and (2) an enhanced ability to provide financing to homebuyers in their communities. Under the MPP, we purchased mortgage loans directly from our members. The MPP was designed as a risk-sharing arrangement under which we would manage the liquidity, interest rate, and prepayment risk of purchased mortgage loans, while members would retain the primary credit risk.
In 2005, we ceased entering into new MPP master commitment contracts and have purchased no mortgage loans since 2006. We expect that the remaining $797.6 million of mortgage loans held for portfolio outstanding as of December 31, 2013 will continue to decrease as the remaining mortgage loans are paid off. We have no plans for the foreseeable future to sell the remaining mortgage loans held for portfolio. Our MPP business was concentrated among a small number of participating members, and we were not subject to any regulatory or other restrictions on concentrations of MPP business with particular categories of institutions or with individual members. As of December 31, 2013, approximately $613 million of our outstanding mortgage loans held for portfolio had been purchased from our former member, Washington Mutual Bank, F.S.B. (which was acquired by JPMorgan Chase Bank, N.A.).
In July 2013, we began offering the MPF Xtra product to provide an additional competitively priced channel for our members to sell mortgages to Fannie Mae, while diversifying our product offerings and generating nominal fee income. With this product, we act as a conduit between our participating members and the FHLBank of Chicago, which concurrently sells the mortgages to Fannie Mae. For additional information on the MPF Xtra product, including management of credit risk, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2013 and 2012—Mortgage Loans—MPF Xtra Product."
Eligible Loans
Through the MPP, we purchased directly from participating members fixed interest-rate, fully amortizing, government-guaranteed mortgage loans and conventional, one- to four-family residential mortgage loans with principal balances that would have made them eligible for purchase by Fannie Mae and Freddie Mac. As of December 31, 2013, we held conventional mortgage loans with a total par value of $724.0 million and government-insured mortgage loans with a total par value of $75.1 million. As of December 31, 2013, the MPP portfolio comprised 6,351 mortgage loans, which were originated throughout the United States. We do not service the mortgage loans we purchased from our participating members. Under the MPP, participating members that sold mortgage loans to us could either continue to service the mortgage loans or independently sell the servicing rights to a service provider acceptable to us.
Management of Credit Risk
Exposure to credit risk on our outstanding mortgage loans is shared between the participating members and the Seattle Bank. Our credit risk exposure on conventional mortgage loans is the potential for financial loss due to borrower default or depreciation in the value of the real estate securing a mortgage loan, offset by:

•	the borrower's equity in the related real estate held as collateral; and

•
the related credit enhancements, including (in order of priority) primary mortgage insurance (PMI), if applicable, and, for conventional mortgage loans, the participating institution's lender risk account (LRA).

PMI is additional insurance that a lender often requires from a buyer applying for a mortgage loan that is over 80% of a home's value at the date of purchase. Once a mortgage has paid down to less than 80% of a home's current value, PMI often is no longer required. Unlike PMI, an LRA is a performance-based holdback reserve established to comply with federal regulation covering acquired member asset (AMA) programs. These regulations require that, at the time of purchase, a member is responsible for all expected losses on the mortgage loans it sells to an FHLBank. The required funding level for each LRA was established at the time of purchase based on our analysis of expected credit losses on the mortgage loans included in the applicable delivery contract. By contract, the LRA funds may be used only to offset any actual losses that occur over the life of the mortgage loans associated with each LRA. If losses are less than expected, the LRA funds are returned to the participating institution.
Each participating member's master commitment contract specifies the funding level required for the associated LRA and the purchase price for the mortgage loans purchased under the member's master commitment contract. If the member's LRA is funded through monthly payments, the member remains obligated under the master commitment contract to pay the monthly amounts that fund the LRA whether or not any of the purchased mortgage loans are in default.
After five years, funds over any required LRA balance are distributed to the participating member based on a step-down schedule established at the time of a master commitment contract and no LRA balance is required after 11 years. Because we purchased most of our conventional mortgage loans prior to 2004, we expect the LRA balances, which totaled $1.3 million as of December 31, 2013, to be almost fully distributed by the end of 2014, after which our mortgages generally will have no LRA coverage and this will be reflected accordingly in our quarterly allowance for credit loss evaluations.
Our review for credit loss exposure includes consideration of available PMI and the LRA. For conventional loans, PMI, if applicable, covers losses or exposure down to a loan-to-value ratio between approximately 65% and 80% based upon characteristics of the loans (i.e., the original appraisal and, depending on original loan-to-value ratios, term, amount of PMI coverage, and other terms of the loans). Approximately 6.4% of our delinquent conventional mortgage loans had PMI coverage as of December 31, 2013. Each conventional mortgage loan is associated with a specific master commitment contract and a related LRA. Once the borrower's equity and the PMI are exhausted, the participating institution's LRA provides additional credit loss coverage for the associated conventional mortgage loans until the LRA is exhausted. We assume the credit exposure if the severity of losses on these loans exceeds the borrowers' equity, PMI, and LRA coverage.
For additional information on our mortgage loan portfolio, including geographic, loan-to-value, FICO distribution, and delinquency statistics, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2013 and 2012—Mortgage Loans Held for Portfolio,” and Notes 8 and 9 in "Part II. Financial Statements and Supplemental Information—Audited Financial Statements—Notes to Financial Statements." For additional information on the determination of our allowance for credit losses, see also "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Determination of Allowances for Credit Losses."
Management of Interest-Rate and Prepayment Risk
We are subject to interest-rate risk on our fixed interest-rate mortgage loans because the market values of these mortgage loans change as interest rates change. Mortgage loans have inherent prepayment risk because most borrowers can prepay their mortgage loans with no penalty. Borrowers may prepay their mortgage loans for a variety of reasons, including refinancing their mortgage loans at a lower interest rate or selling their homes. The borrower's option to repay a mortgage loan causes the term of our investment in a mortgage loan to be less predictable and interest-rate risk management to be more complex. We use a third-party vendor prepayment model to estimate the propensity of borrowers to prepay their mortgage loans. The model estimates, using a variety of market variables, the expected cash flows of the mortgage loans under various interest-rate environments.
To manage the interest-rate risk on our fixed interest-rate mortgage loans, we financed a portion of the portfolio with fixed interest-rate consolidated obligation bonds of varying terms and maturities to simulate the expected cash flows of the underlying mortgage loans. The market values of the fixed interest-rate consolidated obligation bonds typically appreciate when rates rise, moving in the opposite direction of the market values of the mortgage loans, which generally depreciate under a rising interest-rate environment. Likewise, the market values of the fixed interest-rate consolidated obligation bonds typically depreciate when rates fall, whereas the market values of the mortgage loans typically appreciate in such an environment. We also manage prepayment risk by financing a portion of the mortgage loans with callable consolidated obligation bonds that give us the option to call or repay the consolidated obligation bonds prior to the stated maturity dates with no penalty. We generally repay or refinance the callable consolidated obligation bonds when interest rates fall, mirroring the prepayment option held by the borrower. Likewise, the callable consolidated obligation bonds may be extended to their maturity dates when interest rates rise.
We may also enter into interest-rate exchange agreements, including options to purchase interest-rate exchange agreements (i.e., swaptions), to further limit the interest-rate and prepayment risk inherent in fixed interest-rate mortgage loans. When interest rates are volatile, the prepayment option in a mortgage loan is less predictable and the value of a mortgage loan fluctuates. We may mitigate this volatility by issuing callable consolidated obligation bonds and purchasing or selling payer or receiver swaptions. Payer swaptions appreciate in value as interest rates rise and as interest-rate volatility increases, offsetting the decrease in market value of the mortgage loans. Receiver swaptions appreciate in value as interest rates fall and as interest-rate volatility increases, offsetting the prepayment risk of the mortgage loans, which increases when rates fall.
We manage and measure the interest-rate and prepayment risk exposures of our mortgage loans and the associated consolidated obligation bonds and swaptions on an overall basis with all other assets, liabilities, and other financial obligations. We use a variety of risk measurement methods and techniques, including effective duration of equity, effective key-rate duration-of-equity mismatch, effective convexity of equity, and market-value-of-equity sensitivity. Each of these methods provides different analytical information that we use to manage our interest-rate risks. We take portfolio rebalancing actions based on a number of factors that include these measurement methods. For further discussion, see "Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Market Risk Management."
Although we utilize a variety of measures, including some of those described above, to manage both the interest-rate risk and the prepayment risk on the mortgage loans we purchased under the MPP, these loans continue to expose us to interest-rate volatility and rapid changes in the rate of prepayments.

Investments
We maintain an investment portfolio for liquidity purposes and to generate income to support our operations and provide a return on our members' capital stock. Our liquidity portfolio comprises short-term investments issued by highly rated institutions and may include overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, and commercial paper. We also purchase longer-term investments, such as debentures and MBS issued by other GSEs or that carried the highest credit ratings from Moody's Investor Service (Moody's), Standard & Poor's Rating Service (S&P), or Fitch Ratings (Fitch) at the time of purchase (although, following purchase, such investments may receive, and have in the past received, credit rating downgrades), and securities issued by other U.S. government agencies or by state or local housing authorities. When we refer to MBS in this report, we mean both mortgage-backed pass-through securities and CMOs. Mortgage-backed pass-through securities are securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae. CMOs are MBS where the underlying pools of mortgage loans have been separated into different maturity and/or credit classes. CMOs may be issued by Fannie Mae, Freddie Mac, Ginnie Mae, or private issuers.
We do not have any specific policy covering the investments we may make in our members or their affiliates, as compared to nonmembers. In general, we make investment decisions as to securities of members and their affiliates using our policies applicable to all investments, which reflect the regulatory restrictions and the credit-risk management policies described below.
The following table summarizes our investments by term to maturity and percentage of total assets and investment interest income as a percentage of total interest income as of and for the years ended December 31, 2013, 2012, and 2011.

	As of and for the Years Ended December 31,
Investment Portfolio Summary	2013	2012	2011
(in thousands, except percentages)
Short-term investments	$6,779,000	$13,012,200	$16,626,380
Long-term investments	15,766,976	12,027,375	10,742,662
Total investments	$22,545,976	$25,039,575	$27,369,042
Investments as a percentage of assets	62.9%	70.7%	68.1%
Investment interest income as a percentage of interest income	56.0%	49.4%	35.1%
See “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2013 and 2012—Investments," and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2013, 2012, and 2011—Net Interest Income—Interest Income—Investments" for additional detail on our short- and long-term investment portfolios.
Restrictions on Investments
Under federal regulation, we are prohibited from investing in certain types of securities, including:

•
instruments, such as common stock, that represent an ownership in an entity, other than stock in small business investment companies or certain investments targeted to low-income persons or communities;

•	instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks (unless approved by the FHFA);

•	non-investment-grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after we purchased them;

•	non-U.S. dollar denominated securities; and

•	whole mortgages or other whole loans, or interests in mortgages or loans other than:

◦	those acquired under the AMA regulations,

◦	certain investments targeted to low-income persons or communities,

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
FHFA regulation further limits our investment in MBS and mortgage-related asset-backed securities (e.g., those backed by home equity loans or SBA loans) to 300% of our previous month-end regulatory capital on the day we purchase the securities. We are also prohibited from purchasing:

•	interest-only or principal-only MBS;

•	residual-interest or interest-accrual classes of CMOs and real estate mortgage investment companies; and

•
fixed interest-rate or variable interest-rate MBS at interest rates equal to their contractual cap that, on the trade date, have average lives that vary by over six years under an assumed instantaneous interest-rate change of 300 basis points.

Money market issuers and obligors must have long-term ratings of at least “A3” by Moody's or “A-” by S&P or Fitch and maintain certain capital measurements. Member bank counterparties must have a minimum long-term credit rating of “Baa3” by Moody's or “BBB-” by S&P or Fitch and meet other capital measurements.
FHLBanks are also prohibited from purchasing any other FHLBank's consolidated obligations as part of the consolidated obligations' initial issuance, unless direct placement of consolidated obligations is necessary to assume timely payments of principal and interest due under the Federal Home Loan Banks' P&I Funding and Contingency Plan Agreement (Contingency Agreement) discussed further in "—Debt Financing—Consolidated Obligations" below.
Our unsecured credit exposure to U.S. government-sponsored agencies or instrumentalities is generally limited to the lesser of 100% of our total regulatory capital or 100% of the capital of the government-sponsored agency or instrumentality. For other unsecured counterparties, the maximum allowable credit exposure is based on the counterparty's NRSRO credit rating and a corresponding factor prescribed by regulation that is applied to the lower of the counterparty's Tier 1 capital or the Seattle Bank's regulatory capital.
Management of Credit Risk
We periodically review the financial condition of unsecured investment counterparties, including foreign banks and commercial paper counterparties, to establish or confirm appropriate counterparty credit limits and to assign appropriate internal credit-risk ratings to these investments. We also use credit monitoring tools provided by Moody's, S&P, and Fitch rating agencies. We receive information on rating actions from the credit rating agencies and other pertinent data from other sources to monitor changes in our investment counterparties' credit and financial profiles. This process may include monitoring and analysis of earnings, asset quality, regulatory leverage ratios, stock prices, and credit spreads. Each securities broker-dealer with whom we transact business must be listed as a Federal Reserve Bank of New York Primary Dealer or as an FHLBank Approved Underwriter, or must be an affiliate of a Seattle Bank member with capital over $100 million.
Our MBS portfolio comprises agency-guaranteed securities and senior tranches of privately issued prime or Alt-A residential PLMBS (on which we regularly purchased credit enhancements to further reduce our risk of loss on these securities).

In 2008, we ceased purchasing PLMBS and, since that time, have purchased only GSE or U.S. agency MBS for our investment portfolio. We expect to continue this practice for the foreseeable future.
We evaluate each of our securities in an unrealized loss position for OTTI on a quarterly basis. Because of deterioration of the collateral underlying our PLMBS, we recorded OTTI credit losses of $1.8 million, $11.1 million, and $91.2 million for the years ended December 31, 2013, 2012, and 2011. As of December 31, 2013 and 2012, our net non-credit OTTI losses recorded in accumulated other comprehensive loss (AOCL) totaled $55.8 million and $241.7 million.
See Note 6 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2013 and 2012—Investments" and "—Critical Accounting Policies and Estimates—OTTI of Securities,” and “Part I. Item 1A. Risk Factors” for additional information on OTTI assessments and losses.

Interest-Rate Exchange Agreements
FHFA regulations establish guidelines for the FHLBanks' use of interest-rate exchange agreements. These regulations generally allow the FHLBanks to enter into interest-rate exchange agreements only to reduce the market-risk exposures inherent in otherwise unhedged assets and funding positions. We use, among others, interest-rate swaps, swaptions, and interest-rate cap and floor agreements (collectively, interest-rate exchange agreements or derivative contracts) in our interest-rate risk management strategies. FHFA regulations also prohibit the trading or speculative use of these instruments and limit our ability to incur credit risk from derivatives.
We enter into derivative contracts to manage our exposure to changes in interest rates, and these derivatives are an integral component of our financial and risk management activities. Derivatives provide a flexible and cost-effective means to adjust our risk profile in response to changing market conditions. For example, we use interest-rate exchange agreements to minimize the income impact of changes in the fair values of specific assets and liabilities, including fixed interest-rate advances, certain available-for-sale (AFS) securities, and consolidated obligations, and to manage our interest-rate risk in a group of assets or liabilities. We also utilize derivatives in combination with consolidated obligation bonds (i.e., structured funding) to reduce our interest expense.
As of December 31, 2013, the total notional amount of our outstanding interest-rate exchange agreements was $23.2 billion. The notional amount of an interest-rate exchange agreement serves as a basis for calculating periodic interest payments or cash flow and is not a measure of credit exposure from that transaction.
We enter into interest-rate exchange agreements with highly regulated financial institutions or broker-dealers (for bilateral derivatives) or, for cleared derivatives, through brokers who execute to a futures commission merchant (clearing member), that is a member of a derivatives clearing organization (clearinghouse).
We require collateral agreements with collateral delivery thresholds for all bilateral counterparties. These agreements include provisions for netting exposures across all transactions with that counterparty. The agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement.
For cleared derivatives, the clearinghouse is our counterparty. The requirement that we post initial and variation margin to the clearinghouse through the clearing member exposes us to institutional credit risk if that clearing member or clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates certain credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily through a clearing member based on changes in the value of cleared derivatives.
Only cash and highly liquid securities are eligible to be used as collateral for interest-rate exchange agreements. We receive daily information on rating actions and other pertinent data to help us monitor changes in the financial condition of the counterparties to our interest-rate exchange agreements.
For more information about our outstanding interest-rate exchange agreements and the strategies we use to manage our interest-rate risks, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2013 and 2012—Derivative Assets and Liabilities,” "Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Instruments that Address Market Risk," and Note 10 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”

Deposits
The FHLBank Act allows us to accept deposits from: (1) our members, (2) any institution for which we provide correspondent services, such as safekeeping services, (3) other FHLBanks, and (4) other government instrumentalities. Deposit programs provide some of our funding resources, while giving our members and certain other eligible depositors a low-risk earning asset that helps to satisfy their regulatory liquidity requirements. We offer demand and term deposit programs to our members and to other eligible depositors. Demand deposits comprised 68.2% of our $410.1 million of total deposits as of December 31, 2013.
The FHLBank Act requires us to have an amount equal to or greater than our current deposits from members as a reserve. This reserve must be invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with a maturity not exceeding five years. As of December 31, 2013, we had excess deposit reserves of $10.6 billion. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Liquidity—Deposit Reserve Requirement" for a tabular presentation of the eligible and excess deposit reserves as of December 31, 2013 and 2012.
Other Fee-Based Products and Services
We offer several fee-based products and services to our members, including the MPF Xtra product, securities safekeeping, and other miscellaneous services. These products and services do not generate material amounts of income, but provide value to our members.
Sales and Marketing
 We market our financial products and services through a direct sales force of relationship managers, who build consultative partnerships with members to improve the profitability of both our members and the cooperative. Our relationship managers meet with assigned members to understand their short- and long-term business needs, and then provide information and suggestions as to how our products and services can help members attain their business goals. As of December 31, 2013, we had four relationship managers.
Debt Financing
Consolidated Obligations
The primary sources of funding for all of the FHLBanks are consolidated obligations issued on behalf of the FHLBanks by the Office of Finance, the FHLBanks' agent. FHLBanks may not issue individual debt without FHFA approval. The Office of Finance issues two primary types of consolidated obligations: (1) consolidated obligation bonds with maturities generally ranging from one year to 30 years and (2) consolidated obligation discount notes with maturities up to 365 days. Although each individual FHLBank is primarily liable for the portion of consolidated obligations corresponding to the proceeds received by it, each FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations. Consolidated obligations are not obligations of the United States, and the U.S. government does not guarantee them, either directly or indirectly. Consolidated obligations for which we are primarily liable are recorded as liabilities on our statements of condition.
Under FHFA regulations, if the principal or interest on any FHLBank consolidated obligation is not paid in full when due, then the FHLBank responsible for the payment may not pay dividends to, or redeem or repurchase shares of stock from, its members. The FHFA, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary FHLBank obligor has defaulted on the payment of that obligation. If an FHLBank makes any payment on a consolidated obligation for another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank otherwise responsible for the payment. However, if the FHFA determines that an FHLBank is unable to satisfy its obligations, then the FHFA may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding, or on any other basis the FHFA may determine. The FHFA has never required that we repay obligations in excess of our participation nor has it allocated any outstanding liability of any other FHLBank's consolidated obligations to us.
Under the Contingency Agreement, effective as of July 20, 2006, if one or more FHLBanks does not fund its intra-day principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments. We have funded no consolidated obligation principal and interest payments under the Contingency Agreement, nor has any FHLBank had to fund payments on our behalf.

The consolidated obligations for which we are the primary obligor represented the following amounts and percentages of the aggregate par value of outstanding consolidated obligations for the FHLBank System, including consolidated obligations held by other FHLBanks, as of December 31, 2013 and 2012.

	As of	As of
Seattle Bank Consolidated Obligations	December 31, 2013	December 31, 2012
(in thousands, except percentages)
Discount notes:
Par value for which the Seattle Bank is the primary obligor	$14,990,400	$21,421,443
Seattle Bank's percentage of outstanding FHLBank System discount notes	5.1%	9.9%
Bonds:
Par value for which the Seattle Bank is the primary obligor	$17,326,120	$10,192,385
Seattle Bank's percentage of outstanding FHLBank System bonds	3.7%	2.2%
See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2013 and 2012—Consolidated Obligations and Other Funding Sources" and Note 12 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report for additional information on our consolidated obligations.
Federal regulation requires each FHLBank to maintain the following assets, free from any lien or pledge, in an amount at least equal to its consolidated obligations outstanding:

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

•	other securities assigned a rating or assessment by a NRSRO equivalent to or higher than the rating or assessment of the FHLBank System's consolidated obligations, which is "AA+" as of March 1, 2014.
The following table presents our compliance with this requirement as of December 31, 2013 and 2012.

	As of	As of
Unpledged Aggregate Qualifying Assets	December 31, 2013	December 31, 2012
(in thousands)
Outstanding debt	$32,402,896	$31,914,415
Aggregate qualifying assets	35,785,900	35,279,000

Besides issuing consolidated obligations as an agent for the FHLBanks, the Office of Finance services all outstanding consolidated obligations; markets the FHLBank System's debt; selects and evaluates underwriters; manages the FHLBanks' relationships with the NRSROs regarding consolidated obligations; prepares the annual and quarterly reports of the FHLBanks' combined financial results; and historically, administered the entity that serviced the Resolution Funding Corporation's (REFCORP's) debt instruments.

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

REFCORP and AHP
Although we are exempt from all federal, state, and local taxation other than real property tax, the Financial Institutions Reform, Recovery and Enforcement Act and the Gramm-Leach-Bliley Act (GLB Act) required that the FHLBanks support the payment of part of the interest on bonds previously issued by REFCORP until the total payments made were equivalent to a $300 million annual annuity with a final maturity date of April 15, 2030. On August 5, 2011, the FHFA certified that the FHLBanks had fully satisfied their REFCORP obligation, and the FHLBanks, including the Seattle Bank, did not record a REFCORP assessment after second quarter 2011. Assessments are now determined only for AHP.
For the AHP, the FHLBank System must annually set aside the greater of $100 million or 10% of its current year's aggregate net earnings (i.e., income before assessments and before interest expense related to mandatorily redeemable capital stock, but after the assessment for REFCORP). The FHLBanks contributed over $100 million in 2013. The actual amount of the AHP contribution depends upon both the FHLBanks' regulatory net income minus, historically, payments to REFCORP, and the income of the other FHLBanks; therefore, future contributions are not determinable. For the year ended December 31, 2013, we recorded $6.9 million of AHP assessments.
Historically, our combined annual assessments for REFCORP and the AHP have been at an effective rate of approximately 26.5%. Due to the satisfaction of the REFCORP obligation in 2011, our effective rate decreased to approximately 10%.
Joint Capital Enhancement Agreement
On February 28, 2011, the 12 FHLBanks entered into a joint capital enhancement agreement, as amended on August 5, 2011 (Capital Agreement). The Capital Agreement allocates that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. Under the Capital Agreement, each FHLBank contributes 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends. The Capital Agreement does not affect the rights of an FHLBank's Class B shareholders in the retained earnings account of an FHLBank, including those rights held in the separate restricted retained earnings account of an FHLBank, as granted under the FHLBank Act. We allocated $12.3 million of our net income to restricted retained earnings and $49.2 million of our net income to unrestricted retained earnings in 2013.

Competition
Advances
We compete for advances business with other sources of funding, including our members' retail deposits, brokered deposits, the Federal Reserve, commercial banks, investment banks, and other FHLBanks. Member demand for our advances is affected by multiple factors, including retail loan demand, consumer and business deposits, and the cost of our advances relative to the cost and availability of other funding sources. The availability of alternative funding sources to members can vary due to several factors, including market conditions, the member's creditworthiness, and available collateral. Further, assessments or insurance costs applicable to liabilities other than insured deposits may also diminish the attractiveness of our advances for affected members.
Debt Issuance
We compete with Fannie Mae, Freddie Mac, and other GSEs, including other FHLBanks, and corporate, sovereign, and supranational entities for funds raised through issuing debt in the national and global debt markets. Increases in the supply of competing debt products may increase debt costs or decrease the amounts of debt issued by the FHLBanks more than historically has been the case. Although the FHLBank System's debt issuances have kept pace with our members' funding needs, there can be no assurance this will continue.
Issuing callable debt and the simultaneous execution of callable interest-rate exchange agreements that mirror the debt issued has been an important source of competitive funding for us. The availability of markets for callable debt and interest-rate exchange agreements may be an important factor in determining our relative cost of funds. There is considerable competition in the markets for callable debt and for interest-rate exchange agreements among issuers of high-credit quality. There can be no assurance that the current breadth and depth of these markets will be sustained.
See “Part I. Item 1A. Risk Factors” for a discussion of risk factors, including those regarding our competition and access to funding.

Employees
We had 161 employees as of December 31, 2013. Our employees are not represented by a collective bargaining unit. We have a good relationship with our employees.

Oversight, Audits, and Examinations
Regulatory Oversight
The FHLBanks are supervised and regulated by the FHFA. The Housing and Economic Recovery Act of 2008 (Housing Act) established the FHFA as the new independent federal regulator of the FHLBanks, Freddie Mac, and Fannie Mae (together, the regulated entities). The FHFA is headed by a single director (sometimes termed the Director) appointed by the President of the United States, by and with the advice and consent of the Senate, to serve a five-year term. The Director must have a demonstrated understanding of financial management or oversight and have a demonstrated understanding of capital markets, including the mortgage securities markets, and housing finance. Effective January 6, 2014, Mr. Melvin Watt was sworn in as FHFA Director.
The FHFA ensures that the FHLBanks operate in a safe and sound manner, including maintaining adequate capital and internal controls. In addition, the FHFA ensures that: (1) the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets; (2) each FHLBank complies with the rules, regulations, guidelines, and orders issued under the Housing Act and the authorizing statutes; (3) each FHLBank carries out its statutory mission only through activities authorized under and consistent with the Housing Act and the authorizing statutes; and (4) the activities of each FHLBank and the manner in which such entity is operated are consistent with the public interest.
The FHFA is funded entirely by assessments from the regulated entities. In September 2009, the FHFA adopted a final rule establishing policy and procedures for the FHFA to impose annual assessments on the regulated entities in an amount sufficient to provide for the payment of the FHFA's costs and expenses and to maintain a working capital fund.
As discussed in “—Legislative and Regulatory Developments” below, in carrying out its responsibilities, the FHFA establishes rules and regulations governing the operations of FHLBanks. To assess each FHLBank's safety and soundness, the FHFA conducts onsite examinations (at least annually) and other periodic reviews, and, from time to time, the FHFA requests information on specific matters affecting an individual FHLBank or the FHLBank System. Each FHLBank must submit monthly information on its financial condition and results of operations to the FHFA.
Audits and Examinations
As required by federal regulation, we have an internal audit department and an audit committee of our Board. An independent public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) audits our annual financial statements. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, must adhere to PCAOB and Government Auditing Standards, as issued by the U.S. Comptroller General, when conducting our audits. Our Board, our senior management, and the FHFA receive these audit reports. We submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports contain a statement of condition, a statement of income, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent registered public accountants on the financial statements.
The Comptroller General has authority under the FHLBank Act to audit or examine the FHFA and any FHLBank, and to decide the extent to which these entities fairly and effectively fulfill their purposes under the FHLBank Act. The Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, it must report the results and provide recommendations to Congress, the Office of Management and Budget, and that FHLBank. The Comptroller General also may audit any FHLBank financial statements.
Capital Classification and Consent Arrangement
In August 2009, we received a capital classification of "undercapitalized" from the FHFA, subjecting us to a range of mandatory and discretionary restrictions, including limitations on asset growth and new business activities. In October 2010, we entered into the 2010 Consent Arrangement, and then in November 2013, the Amended Consent Arrangement. Since September 2012, the Seattle Bank has been classified as "adequately capitalized."
As a result of the Amended Consent Arrangement, we are currently restricted from, among other things, unlimited repurchasing or redeeming of capital stock and paying dividends without FHFA non-objection. For a complete discussion of our

Amended Consent Arrangement, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Consent Arrangements" and Note 15 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”

Legislative and Regulatory Developments
The legislative and regulatory environment in which the FHLBanks operate continues to undergo rapid change, driven primarily by new regulations implementing reforms specified in the Housing Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010, and the reforms of the Basel Committee on Banking Supervision (Basel Committee). Further, we continue to monitor changes proposed by Congress as it considers legislation to reform Fannie Mae and Freddie Mac and other aspects of housing finance. Our business operations, funding costs, rights and obligations, and the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these and other changes. Significant regulatory actions and developments since January 1, 2013 are summarized below.
Significant FHFA Developments
Proposed Rule on Responsibilities of Boards of Directors, Corporate Practices, and Corporate Governance Matters
On January 28, 2014, the FHFA published a proposed rule to relocate and consolidate existing FHFB and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae, Freddie Mac (together, the enterprises), and the FHLBanks. The proposed rule would make certain amendments or additions, including provisions to:

•
Revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve, including requirements that each regulated entity adopts an enterprise-wide risk-management program and appoints a chief risk officer with certain enumerated responsibilities;

•
Require each regulated entity to maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report of the board of directors (or board committee);

•	Require each regulated entity’s board to establish committees responsible for: (1) risk management; (2) audit; (3) compensation; and (4) corporate governance;

•
Require each FHLBank to designate in its bylaws a body of law to follow for its corporate governance practices and procedures that may arise for which no federal law controls, choosing from (1) the law of the jurisdiction in which the FHLBank maintains its principal office; (2) the Delaware General Corporation Law; or (3) the Revised Model Business Corporation Act. The proposed rule states that the FHFA has the authority to review a regulated entity's indemnification policies, procedures, and practices and may limit or prohibit indemnification payments in furtherance of the safe and sound operations of the regulated entity.

Comments on the proposed rule are due by May 15, 2014 and the FHLBanks expect to submit a joint comment letter prior to the end of the comment period.
Final Rule on Executive Compensation
On January 28, 2014, the FHFA issued a final rule setting forth requirements and processes regarding compensation provided to executive officers by FHLBanks and the Office of Finance. The final rule addresses the authority of the Director to approve, disapprove, modify, prohibit, or withhold compensation of certain executive officers of the FHLBanks and the Office of Finance. The final rule also addresses the Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The final rule prohibits an FHLBank or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. Failure by an FHLBank or the Office of Finance to comply with the rule may cause supervisory action by the FHFA. The final rule became effective on February 27, 2014.
Final Rule on Golden Parachutes
On January 28, 2014, the FHFA issued a final rule setting forth the standards that it will consider when limiting or prohibiting golden parachute payments. The final rule more closely conforms the existing FHFA regulations on golden parachutes with FDIC golden parachute regulations and further limits golden parachute payments made by the Office or Finance or an FHLBank with a less-than-satisfactory composite FHFA examination rating. The final rule became effective on February 27, 2014.
Final Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members
On December 23, 2013, the FHFA published a final Advisory Bulletin that provides guidance on credit-risk management practices to ensure FHLBank advances remain fully secured when lending to insurance company members. The guidance identifies differing risks in lending to insurance companies versus federally-insured depository institutions. The guidance notes that in assessing an FHLBank’s lending to insurance companies and collateral position with respect to insurance company members, the Finance Agency will evaluate, among other things::

•	an FHLBank’s control of pledged collateral and ensuring it has a first-priority perfected security interest;

•	an FHLBank's legal analysis with respect to state insurance laws;

•
an FHLBank’s documented framework, procedures, methodologies, and standards to evaluate an insurance company member's creditworthiness and financial condition, and the value of the pledged collateral; and

•	whether an FHLBank has a written plan for the liquidation of insurance company member collateral.
We have incorporated this guidance into our credit and collateral management processes and do not expect the guidance to have a material impact on our business, including our financial condition and results of operation.
Final Rule on Stress Testing
On September 26, 2013, the FHFA issued a final rule which requires each FHLBank to assess the potential impact of certain sets of economic and financial conditions, including baseline, adverse, and severely adverse scenarios, on its earnings, capital, and other related factors, over a nine-quarter forward horizon based on its portfolio as of September 30 of the previous year. The FHFA will annually issue guidance on the scenarios and methodologies to be used in conducting the stress test. Each FHLBank must publicly disclose the results of its severely adverse economic conditions stress test between July 15 and July 30 of the following year. The final rule became effective October 28, 2013.
We expect to publish the results of our severely adverse scenario between July 15 and July 30, 2014.
Joint Proposed Rule on Credit Risk Retention for Asset-Backed Securities (ABS)
On September 20, 2013, the FHFA, with other U.S. federal regulators, jointly issued a proposed rule which would require ABS sponsors to retain a minimum of five percent economic interest in the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The proposed rule revises an earlier proposed rule on ABS credit-risk retention. In general, as with the original proposed rule, the revised proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk-retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment. The proposed rule would exempt agency MBS from the risk-retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the FHFA and fully guarantees the timely payment of principal and interest on all interests in the issued security. Further, MBS issued by any limited-life regulated entity succeeding either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk-retention requirements. The impact of this rule, if adopted, on our operations and business is uncertain.
Other Significant Regulatory Actions
Regulation of Systemically Important Nonbank Financial Companies
In 2012, the Financial Stability Oversight Council (Oversight Council) issued a final rule and guidance on the standards and procedures it will employ in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and to make that company, commonly referred to as a systemically important financial institution (SIFI), subject to certain prudential standards. The Oversight Council will analyze a nonbank financial institution for possible SIFI designation under a three-stage process based on the size of the nonbank financial company, the potential threat that the nonbank financial company could pose to U.S. financial stability, and information collected directly from the company. A nonbank financial company that the Oversight Council proposes to designate as a SIFI under this rule has the opportunity to contest the designation. The Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for the Seattle Bank, the FHFA). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (for example, through periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation.
On April 5, 2013, the Federal Reserve published a final rule that establishes the requirements for determining when a company is "predominantly engaged in financial activities" and a "nonbank financial company." The Seattle Bank could be deemed a nonbank financial company under the rule, and as of December 31, 2013, the Seattle Bank meets at least one of the thresholds for the first stage of analysis established for designating SIFIs. Designation as a SIFI could adversely impact our business if additional Federal Reserve standards result in increased operating costs, increased liquidity and capital requirements, or restrictions on our business activities.
Housing Finance and Housing GSE Reform
Congress continues to consider reforms for U.S. housing finance and the enterprises, including actions regarding the resolution of Fannie Mae and Freddie Mac. Legislation has been introduced in both the House of Representatives and the Senate that would wind down the enterprises and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (Housing Finance Reform Act) was introduced in the Senate, with bipartisan support. On July 11, 2013, the House Financial Services Committee submitted a proposal entitled the Protecting American Taxpayers and Homeowners Act of 2013 (PATH Act). Both proposals would have direct implications for the FHLBanks if enacted.
Although both proposals reflect the FHFA's efforts over the past year to lay the groundwork for a new U.S. housing finance structure by creating a single securitization platform and establishing national standards for mortgage securitization, they differ on the role of the Federal government in the revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (FMIC) as an independent agency in the Federal government, replacing the FHFA as the primary Federal regulator of the FHLBanks. The FMIC would facilitate the securitization of eligible mortgages by insuring covered securities against catastrophic risk. The FHLBanks would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBanks would not be issued as consolidated obligations and would not be treated as a joint and several obligation of any FHLBank that had not elected to participate in such issuance.
By contrast, the PATH Act would eliminate any government guarantee of conventional, conforming mortgages except FHA, Veteran's Administration, and similar loans designed to serve first-time homebuyers and low-and-moderate income borrowers. The FHLBanks would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility. The PATH Act would also revamp the statutory rules governing the board composition of FHLBanks. Among other things, for merging FHLBanks, the number of directors would be capped at 15 and the number of member directors allocated to a state would be capped at two until each state has at least one member director. Additionally, the FHFA would be given the authority, consistent with the authority of other banking regulators, to regulate and examine vendors of an FHLBank or an enterprise. Also, the PATH Act would remove the requirement that the FHFA adopt regulations establishing standards of community investment or service for FHLBanks' members.
On March 11, 2014, U.S. Senate Banking Committee Chairman Tim Johnson, a Democrat, and Senator Mike Crapo, the panel’s top Republican, announced bi-partisan agreement on a draft bill to wind down the Enterprises. We will assess the potential impact of the bill when it is released publicly.
Congress is expected to consider these and other changes to the U.S. housing finance system in the coming months. Any of these proposals likely would have consequences for the FHLBanks and our ability to provide readily accessible liquidity to our members. However, given the uncertainty of the congressional process, it is impossible to determine at this time whether or when legislation would be enacted for housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.
Money Market Mutual Fund (MMF) Reform
In 2012, the Oversight Council proposed recommendations for structural reforms for MMFs. On June 19, 2013, the Securities and Exchange Commission (SEC) proposed two alternatives for amending the rules governing MMFs under the Investment Company Act of 1940. Demand for FHLBank consolidated obligations may be impacted by the structural reform ultimately adopted. Accordingly, these reforms could cause our funding costs to rise or otherwise adversely impact market access, negatively impacting our results of operations or business.

Consumer Financial Protection Bureau (CFPB) Final Rule on Qualified Mortgages (QMs)
The CFPB issued a final rule, effective January 14, 2014, establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay the mortgage. Lenders are not required to consider whether a borrower has the ability to repay certain loans, such as home equity lines of credit, timeshare plans, reverse mortgages, and temporary loans. The final rule provides for a rebuttable safe harbor from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage, provided that the mortgage meets the requirements to be considered a QM. QMs are home loans that are either eligible for Fannie Mae or Freddie Mac to purchase or otherwise satisfy certain underwriting standards. On May 6, 2013, the FHFA announced that Fannie Mae and Freddie Mac will no longer purchase a loan that is not a QM under those underwriting standards starting January 10, 2014. The standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly mortgage payment, monthly payment for other loan obligations, and the borrower's total debt-to-income ratio. Further, the underwriting standards prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date as it issued these standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans that they offer as QM mortgages. Comments were due February 25, 2013.
The safe harbor from liability for QMs could incent lenders, including our members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This could reduce the overall level of members' mortgage loan lending and, in turn, reduce demand for FHLBank advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected.
Basel Committee - Final Rule on Capital Framework
In July 2013, the Federal Reserve and the Office of the Comptroller of the Currency (OCC) adopted a final rule and the FDIC (together with the Federal Reserve and the OCC, the federal regulators) adopted an interim final rule, which was amended on September 10, 2013, establishing new minimum capital standards for financial institutions to implement the Basel III regulatory capital reforms from the Basel Committee. The new capital framework includes, among other things:

•	a new common-equity tier-1 minimum capital requirement, a higher minimum tier-1 capital requirement, and an additional tier-1 capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a minimum supplementary leverage ratio for financial institutions subject to the "advanced approaches" risk-based capital rules.
The new framework could require some FHLBank members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. Conversely, the new requirements could provide an incentive for FHLBank members to use term advances to create and maintain minimum balance sheet liquidity. Most FHLBank members must comply with the final rule by January 1, 2015, although some larger members were required to comply by January 1, 2014.
Basel Committee - Proposed Rule on Liquidity Coverage Ratio
In October 2013, the financial regulators issued a proposed rule with a comment deadline of January 31, 2014, specifying a minimum liquidity coverage ratio (LCR) applicable to all internationally active banking organizations, bank holding companies, systemically important nonbank financial institutions designated for Federal Reserve supervision that do not have substantial insurance activities, certain savings and loan holding companies, and depository institutions with more than $250 billion in total assets or more than $10 billion in on-balance sheet foreign exposure and to such institutions’ consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. Among other things, the proposed rule defines various categories of high quality, liquid assets (HQLAs) for purposes of satisfying the LCR, and these HQLAs are further categorized into Level 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category. As proposed, FHLBank consolidated obligations would be categorized as Level 2A HQLAs. At this time, the impact of this rule, if adopted, on FHLBank consolidated obligations is uncertain.
National Credit Union Administration (NCUA) - Final Rule on Access to Emergency Liquidity
On October 30, 2013, the NCUA published a final rule requiring, among other things, that federally-insured credit unions with assets of $250 million or more must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed economic circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve’s discount window. The final rule does not include FHLBank membership as an emergency liquidity source. Our financial condition and results of operations may be adversely impacted if our federally insured credit union members utilize federal liquidity sources over Seattle Bank membership or advances. The proposed rule is scheduled to be effective March 31, 2014.

ITEM 1A. RISK FACTORS
We have identified several risks and uncertainties that may adversely affect our business. These risks and uncertainties generally relate to business, market and liquidity, operational, and credit risks, but these risks and uncertainties are not the only ones we face. If these or other risks or uncertainties (whether known to us or not) occur, our business, including our financial condition and results of operations, could suffer and our business could be affected in ways we have not anticipated. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management" for information on our risk management framework.
Sustained low levels of advance demand or material declines in our outstanding advances could negatively affect our business, financial condition, and results of operations.
The low level of advance volumes we have experienced in the last five years has negatively impacted and could continue to negatively impact our interest income. Advance demand is influenced by several factors, including changes in our members' borrowing and lending activities and their access to wholesale funding from alternative sources. Because a large percentage of our advances is held by a few borrowers, changes in these borrowers' needs for advances have affected and can significantly affect our advances outstanding at any given time.
In addition, as of December 31, 2013, 25.0% of our outstanding advances had remaining terms to maturity of less than one year. If these advances mature and are not replaced with new advances, or if demand for our advances continues to be depressed or further declines, our business, including our financial condition and results of operations, may be negatively affected.
Member failures, mergers, and consolidations may adversely affect our business. In particular, losing large members that transact significant advance business with us could have a negative effect on our financial condition and results of operations.
Over the last three years, 51 of our members have failed, merged, or consolidated. Increased regulatory uncertainty, higher required levels of capital, and the slow economic recovery have contributed to failures, mergers, and consolidations of financial services institutions and have slowed the formation of new financial institutions during this period. If there is a continuation of failures, mergers, and consolidations, particularly mergers and consolidations of institutions within our district with out-of-district acquirers, there may be a reduced number of current and potential members in our district with which to transact business.
In addition, our advance and capital stock balances are concentrated with commercial banks and thrift institutions, and we are subject to customer concentration risk due to our reliance on a relatively small number of members for a large portion of our total advance business and associated advance interest income.
To illustrate these risks, in April 2013, Bank of America Oregon, N.A. merged into its parent, Bank of America, N.A. (BANA). At that time, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's business activity will eventually decline to zero as its $3.8 billion in outstanding advances mature. We expect that, all other things being equal, losing Bank of America Oregon, N.A. as a member will negatively impact our net income and CMA asset ratios beginning in 2015, when a large percentage of BANA's advances begin to mature. Further, in 2018, when we are required to repurchase BANA's outstanding capital stock (assuming no regulatory or other limitations prevent us from doing so), we expect further negative impact on our net income, driven by a reduction in earnings from assets funded with capital originally invested by Bank of America Oregon, N.A. to acquire Seattle Bank stock for membership and activity purposes. It is difficult to predict the impact on our return on equity as that will vary based on our investment opportunities and then current interest rates, among other things.
Further, in September 2013, the holding companies for Sterling Bank and Umpqua Bank, two of our larger members, announced an intention to merge. If the merger is completed, the number of borrowers and holders of our capital stock will become further concentrated as both of these entities have historically been active borrowers and each holds large amounts of Seattle Bank capital stock.

These changes and potential changes have led to and may lead to adverse effects on our business, including lower advance balances and related interest income, and possibly, lower net income. Although we consider the impact of losing large members and increasing member concentration on our business in our strategic planning, losing an additional large member or significantly increasing member concentration could cause additional significant adverse impacts on our financial condition and results of operations and could impact our ability to maintain our current level of business operations.
We face competition for advance business, which could adversely affect our net income.
We compete for advance business with other sources of wholesale funding, including the Federal Reserve, commercial banks, investment banks, and other FHLBanks. Many of our competitors are not subject to the same body of regulation that we are, enabling those competitors to offer products, such as brokered deposits, and terms we may not be able to offer. Our efforts to compete with other suppliers of wholesale funding by changing the pricing of our advances may reduce the profitability of our advance business. The loss of advance business to competitors or a decrease in the profitability on advances would negatively affect our financial condition and results of operations.
Economic weakness, particularly in the U.S. housing markets, has adversely impacted and could continue to adversely impact the market value of our assets and liabilities, including our PLMBS, and could result in additional asset impairment charges that would adversely impact our financial condition and results of operations.
From 2007 through 2012, many areas of the country experienced significant declines in housing prices and significant increases in delinquency and foreclosure rates on mortgage loans. These factors, in combination with large inventories of unsold properties, borrower defaults, and mortgage origination and servicing issues, negatively impacted the credit quality of many PLMBS and contributed to our recognition of significant OTTI losses between 2008 and 2012. Renewed deterioration of the U.S. housing market and the overall economy could lead to additional OTTI losses on our PLMBS, which would negatively affect our financial condition and results of operations. For additional information, see Note 6 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” and "Part I. Item 3. Legal Proceedings" in this report.
The FHLBanks are subject to a complex body of laws and regulations, such as the Dodd-Frank Act, and proposed legislation, including GSE reform, which could have an adverse impact on our business, financial condition, and results of operations.
The FHLBanks are GSEs organized under the authority of the FHLBank Act and are governed by federal laws and regulations of the FHFA. From time to time, Congress has amended the FHLBank Act and passed other legislation, significantly affecting the FHLBanks and the manner in which they carry out their housing finance mission and business operations. For example, the Dodd-Frank Act mandates new statutory and regulatory requirements for derivative transactions, including those we use to hedge interest-rate and other risks, which have increased the complexity of derivative execution processes. The Dodd-Frank Act also made changes to the federal deposit insurance program. As a result of the FDIC's final rule revising the assessment system applicable to FDIC-insured financial institutions, our advances are included in our members' assessment base. We believe this rule has negatively impacted demand for our advances, as our members have modified their borrowing practices to minimize their assessment bases. It is not possible to predict all of the effects of the Dodd-Frank Act and its related rules and regulations on the FHLBanks or their members until the implementing rules and regulations are drafted, finalized, and effective.
Further, the U.S. Congress continues to consider possible reforms to the U.S. housing finance market and GSE reform. The potential effect of housing finance and GSE reform on the FHLBanks is unknown at this time and will depend on the legislation, if any, that is ultimately enacted.
In addition, under the proposed Basel III LCR calculation of liquid assets for internationally active banks, unused lines of credit with FHLBanks are not recognized as readily available liquidity, which is a significant component in the value of FHLBank membership. Failure to recognize FHLBank advances as part of a member's available liquidity could diminish the perceived benefit and attractiveness of membership in an FHLBank for those banks managing to the Basel III liquidity requirements.
We cannot predict what additional regulations will be issued or what additional legislation may be enacted or their effects on our business, financial condition, or results of operations. Changes in our regulatory or statutory requirements or in their application could cause, among other things, changes in our cost of funds or liquidity requirements; increases in our retained earnings requirements or debt issuance limits; restrictions on the form of dividend payments; capital redemption and repurchase limits; restrictions on permissible business activities; or increased compliance costs.
See "Part I. Item 1. Business—Legislative and Regulatory Developments" for additional information regarding laws and regulations that may negatively affect the Seattle Bank.

The measures taken by the Federal Reserve intended to depress interest rates could adversely impact our business, including our financial condition and results of operations.
Since 2007, the Federal Reserve has taken several measures intended to depress interest rates. Although the Federal Reserve has begun scaling back on some of these measures, the measures it has taken have adversely affected and could continue to adversely affect our business in various ways. These adverse impacts include discouraging our members from holding mortgages in their asset portfolios and reducing their need for wholesale funding, as well as accelerating prepayments and reducing the market yields on our investments and increasing our associated reinvestment risk. Our investment income, financial condition, and results of operations could be adversely impacted if these or similar risks are not offset by the potential beneficial effects, such as increasing interest rates.
Our Amended Consent Arrangement requires us to develop and implement an FHFA-approved plan for increasing advances and other CMA assets as a proportion of our consolidated obligations outstanding. Failure to successfully finalize and execute the plan or meet the other requirements of the Amended Consent Arrangement could cause the FHFA to impose additional requirements or conditions that could adversely impact our business.
In October 2010, the Seattle Bank entered into the 2010 Consent Arrangement, which set forth certain requirements regarding our financial performance, capital management, asset composition, and other operational and risk management, and placed restrictions on our redemptions and repurchases of capital stock and our payment of dividends. Since 2010, we have developed and implemented numerous plans and policies to address the 2010 Consent Arrangement requirements and remediate associated supervisory concerns, and our financial performance has improved significantly since then. In November 2013, the Seattle Bank entered into the Amended Consent Arrangement with the FHFA, which superseded the 2010 Consent Arrangement. Although the Amended Consent Arrangement requires us to continue adhering to the terms of plans and policies that we adopted to address the 2010 Consent Arrangement requirements, we are no longer subject to other requirements, including minimum financial metrics and detailed monthly tracking and reporting,
The Amended Consent Arrangement requires that:

•
We develop and submit an asset composition plan acceptable to the FHFA for increasing advances and other CMA assets as a proportion of our consolidated obligations and, upon approval by the FHFA, implement such plan;

•	We obtain written non-objection from the FHFA prior to repurchasing or redeeming any excess capital stock or paying dividends on our capital stock; and

•	Our Board monitors our adherence to the Amended Consent Arrangement.
In December 2013, we submitted our strategic plan to the FHFA identifying the steps we would take to achieve certain CMA asset benchmarks. Key components of our plan include identifying opportunities to increase advances with both existing and new members and developing programs to increase other CMA assets. We expect that the FHFA's approval of this strategic plan (or a subsequent version of the plan) would satisfy the Amended Consent Arrangement requirement related to the growth of our CMA assets. If we fail to submit a plan acceptable to the FHFA or fall short in the execution of a plan accepted by the FHFA, we could be subject to imposition of additional requirements or conditions by the FHFA, any of which could adversely impact our financial condition and results of operations. The Amended Consent Arrangement will remain in effect until modified or terminated by the FHFA and does not prevent the FHFA from taking any other action affecting the Seattle Bank that, at the sole discretion of the FHFA, it deems appropriate in fulfilling its supervisory responsibilities. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Results and Liquidity—Consent Arrangements," for additional details on the Amended Consent Arrangement.
A sustained period of low interest rates or rapid changes or fluctuations in interest rates could increase our exposure to interest-rate risk and adversely affect our financial condition and results of operations.
We earn net interest income from the spread between the income we earn on our assets and the debt we incur to fund those assets (spread income) and investing our members' capital and retained earnings in interest-earning assets. Low interest rates generally adversely impact our net interest income in three significant ways:

•
The interest income on our variable interest-rate advances and variable interest-rate PLMBS investments and the return on our short-term investment portfolio decline as interest rates decline. Because a significant percentage of our assets are variable interest-rate and short term-to-maturity advances and investments, sustained periods of low interest rates have reduced and will continue to reduce our net income;

•
The additional interest income generated by investing our members' capital and retained earnings is directly related to interest rates, with sustained periods of low interest rates, such as we have experienced in recent years, reducing our returns and the availability of suitable investments; and

•
Declines in interest rates generally result in increased prepayments on mortgage-related assets, such as our higher-yielding mortgage loans held for portfolio, and our fixed interest-rate MBS; and there are generally limited reinvestment opportunities at similar interest rates.

Our net interest income is also affected by fluctuations in interest rates, which may be driven by economic factors. Mortgage-related assets are our predominant source of interest-rate risk, as changes in interest rates generally affect both the value of our MBS and prepayment rates on those assets. Changes in estimates of prepayment behavior create volatility in interest income because the change to an expected yield on an MBS, prompted by a new forecast of prepayment behavior, requires an adjustment to cumulative amortization of the asset in order for the financial statements to reflect that yield going forward.
Further, the bank is not fully hedged against changes in, among other things, basis risk, due to the cost of available derivatives that we believe can effectively hedge this risk. Our effective management of interest-rate risk depends upon our ability, given prevailing and anticipated market conditions, to evaluate and execute appropriate funding strategies and hedging positions for our assets and liabilities. We believe our market-risk measurement and monitoring processes enable us to effectively manage interest-rate risk. Nevertheless, a rapid change or significant volatility in interest rates could result in additional hedging costs and unrealized market-value losses, which could adversely impact our financial condition and results of operations.
Exposure to counterparty credit risk may adversely affect our business, including our financial condition and results of operations.
We are subject to credit risk from the secured and unsecured investments, advances, mortgage loans held for portfolio, and derivatives. Economic downturns, volatility in the global credit markets, depressed real estate values (both residential and non-residential), changes in monetary policy, and other events have led and may further lead to counterparty defaults relating to these assets. Counterparty defaults have negatively affected and could continue to negatively affect our business, including our financial condition and results of operations. For example, we have invested in PLMBS with market values now significantly below their purchase prices and on which we have taken significant OTTI losses. If market conditions, collateral credit quality, or performance of the loans underlying our PLMBS deteriorate beyond our current expectations, we could incur additional losses on these investments, including additional OTTI losses, which could materially impact our results of operations, retained earnings, ability to continue our quarterly capital stock repurchase program, and future dividend payments.
We also hold secured and unsecured short-term investments and derivatives with U.S.-based institutions, U.S. subsidiaries of foreign commercial banks, and U.S. branches and agency offices of foreign commercial banks. Although we actively monitor and limit our exposure to these counterparties and believe their likelihood of failure to be low, any such failure, particularly of an unsecured counterparty, could have a significant adverse effect on our financial condition and results of operations, and our ability to operate our business.
In addition, although our mortgage loans held for portfolio and our MBS are geographically disbursed throughout the U.S., the occurrence of a major natural or other disaster in the U.S. could cause significant damage or destruction to residences securing these assets. Should delinquencies or foreclosures increase on such properties, we could incur additional losses on our investments and mortgage loans held for portfolio, adversely impacting our financial condition and results of operations.
Further, the disruptions in the global markets that have occurred over the last several years, including disruptions in the U.S. credit markets, have increased the volatility of the basis risk of our mortgage-related assets. Because we have elected not to hedge this risk, additional widening of the credit spread could negatively impact our market value of equity and increase our unrealized market-value loss.
The ability of the FHLBanks, including the Seattle Bank, to access the capital markets on acceptable terms and at appropriate times may be adversely affected by market disruptions resulting from changes in the credit ratings of FHLBank System debt or U.S. government sovereign debt.
Our ability to operate our business, meet our obligations, and generate net interest income depends primarily on our ability to frequently issue debt with a variety of maturities and options and at attractive rates. Our ability to obtain funds through the sale of consolidated obligations depends in part on market conditions beyond our control, such as changes in the credit ratings of the U.S. government or of the FHLBank System. For example, in 2011, certain credit rating agencies took negative actions regarding the credit ratings of long-term U.S. sovereign debt, FHLBank System debt, and individual FHLBanks, based on the implied U.S. government support of the FHLBanks and the FHLBank System's debt, which resulted in temporary volatility in the demand for FHLBank debt and our cost of funds. Additional downgrades in credit ratings or outlooks regarding U.S. government debt obligations (and those of GSEs, including the FHLBanks) could increase funding costs or disrupt FHLBank access to the capital markets. In addition, member demand for certain advance products could decline as a result of increases in advance interest rates, which are based on our cost of funds.
Further, the U.S. Treasury has the authority to prescribe the form, denomination, maturity, interest rate, and conditions of consolidated obligations issued by the FHLBank System. The U.S. Treasury can also impose limits on or changes to the manner in which the FHLBanks access the capital markets and require the FHLBanks to hold additional liquidity, either of which could adversely impact the type, amount, and profitability of various advance products we are able to provide to our members.
Reduced demand for FHLBank System debt or other adverse market conditions, perceptions, or pressures may adversely affect our access to funding.
The FHLBanks compete with Fannie Mae, Freddie Mac, and other GSEs, and corporate, sovereign, and supranational entities, for funds acquired by issuing debt in the national and global debt markets. Increases in the supply of competing debt products or instability in global credit markets may increase debt costs or decrease the amount of FHLBank System debt issued. Although the FHLBank System’s debt issuances have kept pace with our members' funding needs, there can be no assurance that this will continue.
Our ability to obtain funds by issuing debt depends in part on prevailing conditions in the capital markets, which are beyond our control. If we cannot access funding when needed and on acceptable terms, our ability to offer attractive advance pricing could be adversely affected, which could negatively affect our financial condition and results of operations and the value of membership in the Seattle Bank. Our borrowing costs and access to funds could also be adversely affected by changes in investor perception of the systemic risks associated with the housing GSEs. Issues relating to the FHLBanks and the conservatorships of Fannie Mae and Freddie Mac have created pressure on debt pricing, as investors have perceived such obligations as bearing greater risk than some other debt products. Further, under the proposed Basel III LCR calculation of liquid assets for internationally active banks, FHLBank System consolidated obligations are Level 2A assets and subject to both a discount and a cap. Should the Basel III liquidity framework be adopted as proposed and investors shift to investments not subject to the discount or cap, demand for FHLBank System debt could decline. Related or similar actions could adversely impact the cost of our consolidated obligations and our ability to issue debt, which, in turn, could negatively impact our business.
Loan modification and liquidation programs could have an adverse impact on the yield on or value of our mortgage-related assets.
Since 2008, certain mortgage servicers have announced loan modification programs, which often include reductions in the interest rates and principal balances of distressed borrowers' mortgage loans. Losses from loan modifications may be allocated to investors in the MBS collateralized by these loans in the form of lower interest payments or reductions in future principal amounts received. Loan modification programs and future legislative, regulatory, or other actions, including changes to bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely impact the value of our MBS and mortgage loans held for portfolio.
In addition, many mortgage servicers are contractually required to make interest and principal payments on delinquent loans, regardless of whether the servicer has received payment from the borrower. Once the related property is liquidated, the servicer is entitled to reimbursement for payments and other expenses incurred while the loan was delinquent. These reimbursements, combined with depressed property values in many geographic areas, may increase loss severity estimates on our MBS and mortgage loans beyond our forecasts, negatively impacting our financial condition and results of operations.
Concerns related to restrictions on dividends and capital stock redemptions and repurchases at the Seattle Bank and other FHLBanks, as well as other actions, including downgrades in our credit ratings or outlook or those of the other FHLBanks or the FHLBank System, could adversely impact the marketability of our consolidated obligations, products, or services.
Over the last several years, the Seattle Bank and other FHLBanks limited or restricted dividends and capital stock repurchases to preserve capital, prompting attention from public and governmental organizations. If these limitations or restrictions continue, they could further raise investor and rating agency concerns about the credit quality of FHLBank System debt securities, which could increase the level and volatility of debt costs and, possibly, make issuing debt more difficult, especially longer-term debt, at maturity points meeting our asset/liability management needs. If these events occurred, our advance rates, which are generally based on our cost of funds, could increase, negatively impacting our advance volumes. In addition, should current or prospective counterparties perceive that we have a higher credit-risk profile, our costs to enter into derivatives could increase, negatively impacting our financial condition and results of operations.
Insufficient collateral protection on advances could adversely affect our financial condition and results of operations.
We require that all outstanding advances be fully collateralized with eligible collateral. We evaluate the collateral pledged by our members and assign borrowing capacities based on the risks associated with the type of collateral pledged. Although we seek to obtain sufficient collateral on outstanding advances to protect the bank from credit losses, changes in market conditions or other factors, such as volatility or rapid changes in interest rates, may cause the collateral to deteriorate in value. Although we have never experienced a borrower default on the repayment of an advance, should this occur, insufficient collateral protection could lead to a credit loss, adversely affecting our financial condition and results of operations.
We rely on quantitative models (and qualitative analyses) to manage risk and make business decisions, including determining whether securities are other-than-temporarily impaired, and if those models or analyses fail to produce reliable results, our business, financial condition, and results of operations could be adversely affected.
We make significant use of internal and third-party models to measure and monitor our risk exposures. We use the information from these models to make decisions on strategies, initiatives, transactions, and products, and to calculate our risk-based capital requirements and the fair values of our assets and liabilities. Models are inherently imperfect predictors of actual results because they are based on available data and assumptions about future interest rates, prepayment speeds, default rates, severity rates, advance demand, and other factors that may overstate or understate future results or events. Incorrect data or assumptions used with these models are likely to produce unreliable results. When market conditions change rapidly and dramatically, as they have in recent years, the data and assumptions we use in our models may not keep pace with changing conditions. Although we mitigate the risk of unreliable modeling results by benchmarking and periodic validation of models, data, and results, if these models fail to produce reliable results, we may not make appropriate risk management or business decisions, which could adversely affect our earnings, liquidity, capital position, or financial condition.
We rely heavily upon information systems and other technology (much of it provided by third parties). Failures in these systems or the management of these systems could adversely affect our ability to operate our business.
We rely heavily upon information systems and other technology to conduct and manage our business, including systems and technology provided by third parties. Maintaining the effectiveness and efficiency of our operations depends on the continued timely implementation of technology solutions and systems, the support capabilities of our third-party providers, availability of key personnel, a stable operating environment, and appropriate upgrade and enhancement strategies, which may require substantial capital expenditures. To the extent that we experience a significant failure or interruption in any of these systems or other technology due to business decisions or actions by our third-party providers, we may be unable to effectively conduct and manage our business.
In addition, although we have established and maintain disaster recovery plans, we can provide no assurance that they will be able to prevent, or timely and adequately address or mitigate, the negative effects of any failure or interruption in our information systems and other technology. A natural disaster or other catastrophe, an act of terrorism, security breach, cyber-attack, or a third-party error could cause such a failure or interruption. Although we have measures in place to protect the security of our computer systems and networks, we may not be able to anticipate or implement effective preventive measures against all security breaches. If a successful penetration occurred, it could allow unauthorized access to digital systems, misappropriation of assets or sensitive information (including confidential information about the Seattle Bank, members, or counterparties), corruption of data, or operational disruption. A breach could cause violations of privacy or other laws, and the bank could incur substantial costs and suffer other negative consequences as a result, including remediation costs, increased security costs, financial loss, litigation, and damage to our reputation.
Our financial condition and results of operations could be adversely affected by our inability to enter into derivative instruments on acceptable terms.
We use derivatives to reduce our interest-rate risk and funding costs. Our effective use of derivatives depends upon our ability to determine appropriate hedging positions for our assets and liabilities based on prevailing and anticipated market conditions. The effectiveness of our hedging strategies depends upon our ability to enter into derivatives with counterparties on terms acceptable to us and in quantities necessary to hedge our assets and liabilities. New statutory and regulatory requirements resulting from the Dodd-Frank Act, some of which have not been finalized, have altered and may further alter ways in which we execute derivative contracts. If we are unable to enter into derivative contracts on acceptable terms or the operational processes to execute and maintain such contracts continue to increase in complexity, we may incur higher funding costs and be unable to effectively manage our interest-rate risk, negatively affecting our financial condition and results of operations.
An inability to retain or attract key personnel may have a material adverse effect on our business.
Our success depends on the services of key personnel, including those on our executive, finance, and information technology teams. Loss of key personnel or the inability to fill significant vacancies could have an adverse impact on our ability to effectively run our business. Retention and attraction of personnel with the applicable specialized skills can be difficult, and we may not be able to retain or attract key personnel in the future.
Changes in applying relevant accounting standards or industry practices, especially those impacting our critical accounting estimates, could materially increase the volatility of our earnings.
We have identified several accounting estimates as being critical to the presentation of our financial statements because they require management to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. These critical accounting estimates relate to our determination of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, determination of allowances for credit losses, and amortization of premiums and accretion of discounts. For example, the fair values assigned to our financial assets and liabilities have a considerable impact on our market value of equity. If market values are inaccurate, we may make incorrect asset and liability or other management decisions and our market value of equity and net income may be negatively affected. We monitor market conditions and take what we deem to be appropriate action to accurately assess and preserve our market value of equity and net income.
From time to time, the Financial Accounting Standards Board (FASB) and the SEC change the financial accounting and reporting guidance that governs the preparation of financial statements and accompanying notes. These changes are beyond our control and can materially impact how we report our financial condition and results of operations. Implementing new or revised accounting guidance, which may require retrospective application to previous reporting periods, could cause material changes to our financial condition and results of operations.
We could become liable for all or a portion of the consolidated obligations of any or all of the FHLBanks.
Although we are primarily liable for the allocated portion of debt issued on our behalf by the Office of Finance, we also are jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations of the FHLBank System. The FHFA, at its discretion, may require any FHLBank to make the principal or interest payments due on any other FHLBank’s consolidated obligations, even absent a default of an FHLBank, allocating the liability among one or more FHLBanks on a pro rata basis or on any other basis. Although no FHLBank has ever defaulted on a consolidated obligation and the joint and several requirements have never been invoked, we could incur significant liability beyond our primary obligations due to the failure of other FHLBanks to meet their obligations. Any such liability would negatively affect our financial condition and results of operations, and further limit our ability to pay dividends or repurchase or redeem our member capital stock.
In addition, in 2006, the FHLBanks entered into an agreement providing that if one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments as described in the agreement. Although no FHLBank has failed to timely fund its principal and interest payments since the agreement was put into place, we could incur increased short-term borrowing costs if we should be required to participate in making such payments under the agreement.
Significantly lower earnings or net losses at other FHLBanks could increase our AHP assessments if we must make contributions in order to ensure that the minimum statutory amounts are funded by the FHLBank System.
Annually, the FHLBanks must set aside the greater of $100 million or 10% of regulatory net earnings to fund the AHP. If the total annual earnings before AHP expenses of the 12 FHLBanks fell below $1 billion, each FHLBank would be required to contribute more than 10% of its net earnings to meet the minimum $100 million annual AHP contribution. If the Seattle Bank had to contribute under such a scenario, the additional AHP contribution would reduce our net income.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We currently occupy 54,348 square feet of leased space at our headquarters in Seattle, Washington. The initial term of the lease is 130 months and began on May 1, 2013. The lease includes a five-year extension option following the initial lease term. In addition, we also lease 2,920 square feet of space at a second location in the Seattle area as a disaster recovery facility under a ten-year lease with an original expiration date of February 2013, and an 18-month extension option. We executed the option, extending the term through August 31, 2014.

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
PLMBS Legal Proceedings
On December 23, 2009, the Seattle Bank filed a number of complaints in the Superior Court of Washington for King County relating to PLMBS that the Seattle Bank purchased from various securities dealers and financial institutions. The complaints assert that the applicable defendants made untrue statements and omitted important information in connection with their sale of the PLMBS to the Seattle Bank. In all complaints, the Seattle Bank is requesting rescission of its purchase of the PLMBS and repurchase of the PLMBS by the defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the PLMBS received by the Seattle Bank.
The following table lists the number of PLMBS and original principal amounts purchased by the Seattle Bank and the defendants in each complaint.

Defendants	Number of PLMBS Securities	Original Amount Purchased
(in millions, except number of securities)
Morgan Stanley & Co., Inc., Morgan Stanley Capital, Inc., Redwood Trust, Inc., and Sequoia Residential Funding, Inc.	2	$233.5
Countrywide Securities Corporation, CWALT, Inc., Countrywide Financial Corporation, Merrill Lynch Mortgage Investors, Inc., and Merrill Lynch Mortgage Capital, Inc. (1)	6	461.9
Banc of America Securities LLC, CWALT, Inc., Countrywide Financial Corporation, Banc of America Funding Corporation, and Bank of America Corporation (1)	2	135.5
Credit Suisse Securities (USA) LLC f/k/a Credit Suisse First Boston LLC, Credit Suisse First Boston Mortgage Securities Corp., and Credit Suisse Management LLC f/k/a Credit Suisse First Boston Management LLC	4	248.7
Deutsche Bank Securities, Inc., Deutsche Alt-A Securities, Inc., and DB Structured Products, Inc.	1	63.7
Goldman, Sachs & Co., GS Mortgage Securities Corp., and Goldman Sachs Mortgage Company	5	365.0
Merrill Lynch, Pierce, Fenner & Smith Inc., Merrill Lynch Mortgage Investors, Inc., and Merrill Lynch Mortgage Capital, Inc. (1)	1	100.0
UBS Securities LLC, CWALT, Inc., Countrywide Financial Corporation, and CWMBS, Inc. (1)	4	658.6
Barclays Capital, Inc., BCAP LLC, and Barclays Bank PLC	4	661.9
Bear, Stearns & Co., Inc., Structured Asset Mortgage Investments II, Inc., and The Bear Stearns Companies, Inc. (2)	10	719.4
RBS Securities, Inc. f/k/a Greenwich Capital Markets, Inc., Greenwich Capital Acceptance, Inc., and RBS Holdings USA, Inc. f/k/a Greenwich Capital Holdings, Inc.	4	360.0

(1)
BANA, which is affiliated with these defendants, is a shareholder of the Seattle Bank but is not a defendant in this action. BANA held 21.4% of the Seattle Bank’s capital stock as of December 31, 2013.

(2)
JPMorgan Chase Bank, N.A., which may be deemed affiliated with these defendants, is not a named defendant in this action. JPMorgan Chase Bank, N.A. held 27.4% of the Seattle Bank’s capital stock as of December 31, 2013.

On various dates in January 2010, the defendants took action to remove the proceedings to the U.S. District Court for the Western District of Washington. In March 2010, the Seattle Bank moved to remand the proceedings back to the Superior Court of Washington for King County. In mid-June 2010, the Seattle Bank filed amended complaints in all 11 suits, providing greater detail as to the assertions contained in the original complaints. The federal court judge before whom the cases were pending granted the Seattle Bank's motions to remand to state court.
Following the transfer of the cases back to the 11 judges on the Superior Court of Washington for King County bench to which they had originally been assigned, in mid-September 2010, the Seattle Bank brought a motion to reassign the cases to a single judge for coordination of pre-trial proceedings. This motion was granted. Also in mid-September 2010, the Seattle Bank served initial discovery requests on all of the defendant groups. All of the defendant groups filed motions to stay discovery pending resolution of their motions to dismiss the proceedings (see October motions below). These motions to stay discovery were granted by the court.
In October 2010, each of the defendant groups filed a motion to dismiss the proceedings against it. The issues raised by those motions were fully briefed and were the subject of oral arguments that occurred in March and April 2011. In a series of decisions handed down in June, July, and August 2011, the judge handling the pre-trial motions ruled in favor of the Seattle Bank on all issues, except that the judge granted the defendants' motions to dismiss the Seattle Bank's allegations of misrepresentation as to owner occupancy of properties securing loans in the securitized loan pools while noting that the dismissal does not preclude the Seattle Bank from arguing that occupancy is relevant to other allegations. In addition, the judge granted motions to dismiss a group of related entities as defendants in one of the eleven cases for lack of personal jurisdiction. The resolution of the pre-trial motions allowed the cases to proceed to the discovery phase, which is currently ongoing. In March 2012, the judge entered a scheduling order under which trials for these cases will be held beginning in late first-quarter 2015 at the earliest.
Consent Arrangement
For additional information relating to the Seattle Bank's Amended Consent Arrangement with the FHFA, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Consent Arrangements" and Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
All of our outstanding capital stock is owned by our members, except in limited circumstances (e.g., for a period after a member is acquired by a nonmember). We conduct our business almost exclusively with our members. Our members purchase shares of our capital stock at its $100 par value per share to meet membership and activity-based purchase requirements. There is no market for our capital stock, and our capital stock is not publicly traded. We may be required to redeem Class A capital stock at $100 par value per share six months and Class B capital stock at $100 par value per share five years after receipt of a formal request from a member, subject to regulatory, Board, and Capital Plan limitations. Because of the Amended Consent Arrangement, we are currently unable to redeem or repurchase Class A or Class B capital stock prior to or at the end of the statutory six-month or five-year redemption periods, except as described below.
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
As of February 28, 2014, we had 363 shareholders holding 25,588,192 shares of our Class B capital stock and 95 shareholders holding 1,120,623 shares of our Class A capital stock. Of the outstanding shares, 16,875,467 of Class B shares and 683,127 of Class A shares were reclassified for financial reporting purposes from capital stock to mandatorily redeemable capital stock liability.

In September 2012, the FHFA approved our current quarterly excess capital stock repurchase program and, under this program in 2013, we repurchased $96.4 million of excess stock, $24.2 million of which was classified as equity ($13.6 million of excess Class A and $10.6 million of excess Class B) and $72.2 million of which was classified as mandatorily redeemable capital stock ($11.5 million of excess Class A and $60.7 million of excess Class B). Any capital stock redemptions or repurchases (including those under our quarterly excess capital stock repurchase program) are subject to prior FHFA non-objection. In addition, although we continue to be restricted from unlimited repurchases and redemptions of capital stock under the terms of the Amended Consent Arrangement, in 2013, we repurchased $2.1 million of excess Class B capital stock originally purchased for activity purposes on or after October 27, 2010.
Further, in February 2014, following FHFA non-objection, we announced that we will repurchase up to $100 million of excess capital stock during first quarter 2014. The pro-rata repurchases will include up to $25 million of excess capital stock from across our shareholder base and up to $75 million of excess capital stock on which the redemption waiting period has been satisfied.
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
Dividends
Under our Capital Plan, our Board generally can declare and pay dividends, in either cash or capital stock, only from unrestricted retained earnings or current net earnings, at its discretion. However, in September 2006, the Board adopted a resolution limiting dividends on Class A capital stock to cash. On December 28, 2006, the FHFA adopted a resolution limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of the FHLBank's total assets. As of December 31, 2013, we had excess stock of $1.9 billion, or 5.4% of our total assets.
As a result of the Amended Consent Arrangement, we are currently unable to declare or pay dividends without FHFA non-objection. In July and October 2013, our Board declared a $0.025 per share cash dividend based on second quarter and third quarter 2013 net income. The dividends, which were paid on July 30 and October 30, 2013, totaled $464,000 and were based on average Class A and Class B stock outstanding during the second and third quarters of 2013. We declared and paid no dividends on our Class A or Class B capital stock during 2012.
The following table presents the cash dividends paid in 2013 on our Class A and Class B capital stock.

	Class A Capital Stock		Class B Capital Stock
2013 Cash Dividends *	Amount	Annualized Dividend Rate	Amount	Annualized Dividend Rate
(in thousands, except percentages)
First quarter	$—	—	$—	—
Second quarter	—	—	—	—
Third quarter	14	0.10	218	0.10
Fourth quarter	13	0.10	219	0.10
2013 total	$27	0.05	$437	0.05

*	Excludes payments on capital stock classified as mandatorily redeemable capital stock liability on our statements of condition.
In conjunction with the dividend payments noted above, we also paid $0.025 per share on our capital stock classified as mandatorily redeemable capital stock liability on our statements of condition. The 2013 payments, which were recorded as interest expense on our statements of income, totaled $898,000, were based on average Class A and Class B mandatorily redeemable capital stock outstanding during second and third quarters of 2013.
In addition, on February 19, 2014, our Board declared a $0.025 per share cash dividend, based on fourth quarter 2013 net income. The dividend, which was paid on February 28, 2014, totaled $672,000, $231,000 of which was recorded as dividends on capital stock and $441,000 of which was recorded as interest expense on mandatorily redeemable capital stock and was based on average Class A and Class B stock outstanding during fourth quarter 2013.
We cannot estimate when, or if, we will resume dividend payments without requiring the FHFA non-objection. Any payment of future dividends will be subject to the requirements, limitations, and policies described above, the discretion of our Board, and the continued satisfaction of regulatory and capital plan requirements. Further, the amount and timing of dividends will depend on many factors, including our financial condition, earnings, capital requirements, retained earnings policy, regulatory constraints, legal requirements, and other factors that our Board deems relevant.
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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the Seattle Bank should be read in conjunction with “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements,” as well as the unaudited supplementary data and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this report. Our change to the contractual method for amortizing premiums and accreting discounts on our mortgage loans has been reported through retroactive application of the change in accounting principle to all periods presented.

Selected Financial Data	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
(in millions, except percentages)
Statements of Condition (at period end)
Total assets	$35,870	$35,418	$40,182	$47,200	$51,082
Investments (1)	22,546	25,039	27,369	30,499	23,817
Advances	10,935	9,135	11,292	13,355	22,257
Mortgage loans held for portfolio, net (2) (3)	798	1,058	1,355	3,201	4,094
Deposits and other borrowings	410	541	287	503	340
Consolidated obligations: (4)
Discount notes	14,989	21,417	14,034	11,597	18,502
Bonds	17,414	10,497	23,221	32,479	29,762
Total consolidated obligations	32,403	31,914	37,255	44,076	48,264
Mandatorily redeemable capital stock	1,748	1,187	1,061	1,022	946
AHP payable (3)	20	19	13	5	9
Capital stock:
Class A capital stock - putable	45	109	119	126	133
Class B capital stock - putable	878	1,463	1,621	1,650	1,717
Total capital stock	923	1,572	1,740	1,776	1,850
Retained earnings:
Unrestricted (3)	236	187	131	65	40
Restricted (3)	51	39	24	—	—
Total retained earnings (3)	287	226	155	65	40
AOCL	(72)	(227)	(611)	(667)	(909)
Total capital (3)	1,138	1,571	1,284	1,174	981
Statements of Income (for the years ended)
Interest income (3)	$282	$316	$372	$578	$878
Net interest income after (benefit) provision for credit losses (3)	138	126	99	180	214
Other income (loss) (3)	10	24	67	(86)	(323)
Other expense	80	71	67	62	53
Income (loss) before assessments (3)	68	79	99	32	(162)
Assessments (3)	7	8	9	7	—
Net income (loss) (3)	61	71	90	25	(162)

Selected Financial Data (continued)	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
(in millions, except percentages)
Financial Statistics (for the year ended) (3)
Return on average equity	5.04%	4.98%	6.62%	2.30%	(14.13)%
Return on average assets	0.17%	0.19%	0.19%	0.05%	(0.30)%
Average equity to average assets	3.30%	3.90%	2.94%	2.12%	2.12%
Regulatory capital ratio (5)	8.25%	8.43%	7.36%	6.07%	5.55%
Net interest margin (6)	0.37%	0.34%	0.23%	0.36%	0.40%
Market value of equity (MVE) to par value of capital stock (PVCS) ratio	107.67%	95.07%	74.38%	75.72%	52.24%
Return on PVCS vs. one-month LIBOR (7)	207	229	298	62	(610)
CMA assets to consolidated obligations	41.51%	34.16%	33.96%	37.61%	54.67%
Dividends (for the year ended)
Dividends paid in cash (8)	$0.5	$—	$—	$—	$—
Dividends paid in cash on mandatorily redeemable stock (recorded as interest expense)	$0.9	$—	$—	$—	$—
Annualized dividend rate: (9)
Class A stock - putable	0.05%	—%	—%	—%	—%
Class B stock - putable	0.05%	—%	—%	—%	—%
Dividend payout ratio (10)	0.75%	—%	—%	—%	—%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, AFS and held-to-maturity (HTM) securities, and loans to other FHLBanks.
(2)	Mortgage loans held for portfolio, net includes allowance for credit losses of $934,000, $2.3 million, $5.7 million, $1.8 million, and $626,000, as of December 31, 2013, 2012, 2011, 2010, and 2009.
(3)
The following line items reflect the retroactive application of our change in accounting principle to the contractual method for amortizing premiums and accreting discounts on our mortgage loans held for portfolio for all periods presented: (1) Statement of Condition: mortgage loans held for portfolio, net, AHP payable (2013 only), unrestricted retained earnings, restricted retained earnings, total retained earnings, and total capital; (2) Statements of Income: interest income, net interest income after (benefit) provision for credit losses, other income (loss) (2011 only), income (loss) before assessments, assessments (2013 only), and net income (loss); and (3) all financial statistics. For additional information and financial impact as of and for the years ended December 31, 2013, 2012, and 2011, see Note 2 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements." This change resulted in a net increase of $4.5 million and a net decrease of $509,000 to the statements of income line items for the years ended December 31, 2010 and 2009, and net decreases of $7.8 million and 12.3 million to the statements of condition line items as of December 31, 2010 and 2009. Financial ratios increased slightly in 2010 and decreased or were unchanged in 2009.

(4)
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

(6)	Net interest margin is defined as net interest income for the period, expressed as a percentage of average earning assets for the period.
(7)	Return on PVCS vs. one-month LIBOR is expressed in basis points.
(8)	Dividends paid in cash was $464,000 for the year ended December 31, 2013. We paid no dividends in 2012, 2011, 2010, or 2009.
(9)
Annualized dividend rates are dividends paid in cash and stock, divided by the average balance of capital stock eligible for dividends during the year. In July and October 2013, our Board declared a $0.025 per share cash dividend based on second quarter and third quarter 2013 net income.

(10)	Dividend payout ratio is defined as dividends declared in the period expressed as a percentage of net income (loss) for the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
This discussion and analysis reviews our financial condition as of December 31, 2013 and 2012 and our results of operations for the years ended December 31, 2013, 2012, and 2011. It should be read in conjunction with our audited financial statements and notes for the years ended December 31, 2013, 2012, and 2011 included in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements" in this report. Our financial condition as of December 31, 2013 and our results of operations for the year ended December 31, 2013 are not necessarily indicative of the financial condition and results of operations that may be expected as of or for the year ending December 31, 2014 or for any other future dates or periods. In addition, the effect of our change to the contractual method for amortizing premiums and accreting discounts on our mortgage loans has been reported through retroactive application of the change in accounting principle to all periods presented. See Note 2 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for a tabular presentation of the effect of the change on our financial statements as of and for the years ended December 31, 2013, 2012, and 2011.
The Seattle Bank, one of 12 federally chartered FHLBanks, is a member-owned financial cooperative that serves regulated depositories, insurance companies, and CDFIs located within our district. Like other FHLBanks, our mission is to provide liquidity and funding to members and eligible non-shareholder housing associates, so they can meet the housing and other credit needs of their communities. We further fulfill our mission of supporting housing finance and economic development by investing in MBS and debt obligations that increase our CMA assets (which include advances, housing finance agency obligations, and AMA, such as mortgage loans) and provide for a profitable and stable cooperative. We also provide, through our members and other entities, direct subsidy grants and low- or no-interest loans to benefit individuals and communities at or below 80% of their area's median income.
Our primary business is providing wholesale funding, or advances, to our members. We earn net interest income from the following sources: (1) net interest-rate spread, which is the difference between the interest earned on advances, investments, and mortgage loans, less the interest accrued or paid on consolidated obligations, deposits, and other borrowings funding those assets; and (2) earnings from capital, which is the return from investing our members' capital and retained earnings. Our principal funding derives from consolidated obligations issued by the Office of Finance as our agent. We are primarily liable for repayment of consolidated obligations issued on our behalf, and we are jointly and severally liable for consolidated obligations issued on behalf of the other FHLBanks. We believe many variables influence our financial performance, including interest-rate changes in the financial markets, yield-curve shifts, availability of wholesale funding, and general economic conditions.
2013 in Review
2013 Market Conditions
The U.S. economy continued to recover in 2013, with U.S. economic indicators reflecting mixed, but generally improving trends, compared to 2012. The housing market markedly improved during 2013, with home prices and values increasing across most areas of the U.S. and delinquencies, foreclosures, and the inventory of unsold foreclosed properties decreasing. Labor, factory output, consumer confidence, and other market indicators generally improved, but still reflected lingering recessionary effects. In December 2013, the Federal Reserve began reducing its purchases of medium- and longer-term MBS, which had been reducing the market supply of MBS and generally compressing the yields on available MBS investments during 2012 and 2013. At its January 2014 meeting, the Federal Reserve indicated that it will further reduce its purchases beginning in February 2014, but will continue its purchases until the outlooks for the labor market and inflation are more aligned with the Federal Reserve's longer-term objectives.
Interest rates remained very low throughout 2013, with the Federal Reserve indicating in January 2014 that it anticipates that the current very low federal funds rate will be appropriate for, among other things, at least as long as (and likely well past the point when) the unemployment rate remains above 6.5%, inflation is projected to remain below 2.5% for another one or two years, and longer-term inflation expectations seem stable. These actions and the possibility of other governmental actions have placed, and are expected to continue to place, downward pressure on interest rates, although longer-term interest rates may begin to increase as the Federal Reserve purchases of MBS continue to decline.
The recovery in the housing market has resulted in significant improvements in the market values of many PLMBS, including those owned by the Seattle Bank, and additional OTTI losses were significantly lower in 2013. However, although mortgage interest rates remained at low levels, borrowing and lending activity remained weak throughout 2013, which in combination with high levels of retail deposits, generally reduced the demand for wholesale funding, including FHLBank advances.
Summary of 2013 Financial Performance
During 2013, we continued to make progress in returning the Seattle Bank to normal operations (which would include our ability to repurchase excess capital stock, redeem capital stock on its statutory schedule, and pay dividends without prior FHFA non-objection). In addition to recording $61.4 million of net income in 2013, we reached a number of milestones, including two cash dividend payments, excess capital stock repurchases of almost $100 million, an MVE-to-PVCS ratio in excess of 100% since March 2013, and the addition of nine institutions to the Seattle Bank's membership. Our progress was somewhat slowed by the loss in April 2013, of our largest member and borrower, Bank of America Oregon, N.A., and continued low levels of advance demand from our members.
As of December 31, 2013, we had total assets of $35.9 billion, total outstanding regulatory capital stock of $2.7 billion, and retained earnings of $287.1 million, compared to total assets of $35.4 billion, total outstanding regulatory capital stock of $2.8 billion, and retained earnings of $226.1 million as of December 31, 2012.
As of December 31, 2013, our total advances increased by 19.7%, or $1.8 billion, to $10.9 billion from $9.1 billion as of December 31, 2012, primarily due to advance activity with Bank of America Oregon, N.A. in early 2013. Overall in 2013, our members' demand for advances continued to be negatively impacted by high levels of retail deposits and the sluggish U.S. economic recovery. As of December 31, 2013, our investments decreased to $22.5 billion, from $25.0 billion as of December 31, 2012, primarily due to a temporary shortage of overnight investment opportunities in the financial markets at yearend. During 2013, we maintained an investment balance of approximately $25.0 billion.
We recorded $61.4 million, $70.8 million, and $89.7 million of net income for the years ended December 31, 2013, 2012, and 2011. Net income decreased by $9.4 million in 2013, compared to 2012, primarily due to lower gains on our derivatives and hedging activities, increased compensation and benefits expense, and a write-off of software, partially offset by an increase in net interest income and a decrease of $9.3 million in additional credit losses on our PLMBS determined to be other-than-temporarily impaired. The decline in net income in 2012, compared to 2011, primarily reflected the impact of a $77.0 million gain on our sale of mortgage loans in 2011, with no similar transactions in 2012 (or 2013), partially offset by lower additional credit-related losses on our PLMBS determined to be other-than-temporarily impaired. We recorded gains on derivatives and hedging activities of $4.8 million, $36.8 million, and $85.9 million in 2013, 2012, and 2011. The year-over-year declines were primarily due to the effect of the maturing, in 2012, of interest-rate swaps hedging certain of the bank's AFS securities and ineffectiveness in our other hedging relationships, primarily those hedging long-term consolidated obligation bonds. We recorded $1.8 million, $11.1 million, and $91.2 million of additional credit losses on our PLMBS for the years ended December 31, 2013, 2012, and 2011. The additional credit losses in each year were due to changes in assumptions regarding delinquency rates, foreclosure rates, loss severity rates, actual and future housing prices, and other economic factors, and their adverse effects on the mortgages underlying these securities. Net income in all periods was favorably impacted by the accretion of previously recorded OTTI credit losses due to increased yields on previously impaired PLMBS with significant increases in cash flow. The accretion attributable to the increases in expected cash flows, which is recorded in investment interest income, totaled $21.3 million, $14.6 million, and $5.0 million for the years ended December 31, 2013, 2012, 2011. See "—Results of Operations for the Years Ended December 31, 2013, 2012, and 2011—Net Interest Income—Interest Income—Investments" for additional information.
We reported net interest income after benefit/(provision) for credit losses of $138.5 million, $125.9 million, and $102.7 million for the years ended December 31, 2013, 2012, and 2011. Net interest income increased in 2013 and 2012, compared to the previous periods, primarily due to lower debt funding costs and changes in our investment mix, including a shift from short-term unsecured investments into medium- and long-term investments, such as agency MBS, state housing agency bonds, and other guaranteed bonds, which resulted in higher income from investments, and to the decreasing effect of premium amortization on certain of our AFS securities due to maturities of these investments. As noted above, net interest income in all periods was also favorably impacted by the accretion of previously recorded OTTI credit losses due to increased yields on previously impaired PLMBS with significant increases in cash flow. The increases in net interest income in 2013 and 2012, compared to the previous periods, were partially offset by lower interest income from our mortgage loans held for portfolio due to their declining balances, and, in 2012 compared to 2011, lower returns on our short-term and variable interest-rate investments.
We recorded a benefit for credit losses of $1.1 million and $2.9 million for the years ended December 31, 2013 and 2012 and a provision for credit losses of $3.9 million in 2011. The release of a portion of the allowance for credit losses in 2013 and 2012 resulted from more favorable estimates of future credit losses, primarily related to improvements in housing prices, and, in 2012, the favorable impact of mortgage loan repurchases by the institution that had sold us the loans.
Consent Arrangements
In October 2010, the Seattle Bank entered into the 2010 Consent Arrangement, which set forth certain requirements regarding our financial performance, capital management, asset composition, and other operational and risk management, and placed restrictions on our redemptions and repurchases of capital stock and our payment of dividends. Since 2010, we have developed and implemented numerous plans and policies to address the 2010 Consent Arrangement requirements and remediate associated supervisory concerns, and our financial performance has improved significantly since then. In November 2013, the Seattle Bank entered into the Amended Consent Arrangement with the FHFA, which superseded the 2010 Consent Arrangement. Although the Amended Consent Arrangement requires us to continue adhering to the terms of plans and policies that we adopted to address the 2010 Consent Arrangement requirements, we are no longer subject to other requirements, including minimum financial metrics and detailed monthly tracking and reporting.

The Amended Consent Arrangement requires that:

•
We develop and submit an asset composition plan acceptable to the FHFA for increasing advances and other CMA assets as a proportion of our consolidated obligations and, upon approval by the FHFA, implement such plan;

•	We obtain written non-objection from the FHFA prior to repurchasing or redeeming any excess capital stock or paying dividends on our capital stock; and

•	Our Board monitors our adherence to the Amended Consent Arrangement.
In December 2013, we submitted our strategic plan to the FHFA identifying the steps we would take to achieve certain CMA asset benchmarks. Key components of our plan include identifying opportunities to increase advances with both existing and new members and developing programs to increase other CMA assets. We expect that the FHFA's approval of this strategic plan (or a subsequent version of the plan) would satisfy the Amended Consent Arrangement requirement related to the growth of our CMA assets. If we fail to submit a plan acceptable to the FHFA or fall short in the execution of a plan accepted by the FHFA, we could be subject to imposition of additional requirements or conditions by the FHFA, any of which could adversely impact our financial condition and results of operations. The Amended Consent Arrangement will remain in effect until modified or terminated by the FHFA and does not prevent the FHFA from taking any other action affecting the Seattle Bank that, at the sole discretion of the FHFA, it deems appropriate in fulfilling its supervisory responsibilities.
In 2014, we expect to face a number of continuing challenges, including increasing our advance volumes and CMA asset levels, diversifying our membership, and continuing to strengthen our balance sheet, while minimizing our financial and other risks.

Financial Condition as of December 31, 2013 and 2012
Our assets principally consist of advances, investments, and mortgage loans. Our advances balance and our advances as a percentage of total assets as of December 31, 2013 increased from December 31, 2012, to $10.9 billion from $9.1 billion, and to 30.5% from 25.8%. Our investments balance and investments as a percentage of total assets as of December 31, 2013 decreased from December 31, 2012, to $22.5 billion from $25.0 billion, and to 62.9% from 70.7%, primarily due to a temporary shortage of overnight investment opportunities in the financial markets at yearend. During 2013, we maintained an investment balance of approximately $25.0 billion. The balance of our mortgage loans outstanding continued to decline due to receipt of principal payments.
Since entering into the 2010 Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to work on plans to increase our advances and identify additional opportunities to increase our CMA assets. Since early 2012, we have maintained a dollar cap on our investments and have increased the amount of CMA investments, such as state housing agency bonds, as a percentage of our investment portfolio. The dollar cap on investments, an operating target which may change from time to time, was implemented to ensure that we continue to focus on increasing advances and other CMA assets, while maintaining strong liquidity levels, improving our income and retained earnings, and minimizing investment credit risk exposure.
We obtain funding to support our business primarily through the issuance, by the Office of Finance as our agent, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.

The following table summarizes our major categories of assets, liabilities, and capital as a percentage of total assets as of December 31, 2013 and 2012.

	As of	As of
Major Categories of Assets, Liabilities, and Capital as a Percentage of Total Assets	December 31, 2013	December 31, 2012
(in percentages)
Assets
Advances *	30.5	25.8
Investments:
Short-term	18.9	36.7
CMA investments *	4.8	2.0
Other medium-/long-term	39.2	32.0
Subtotal	62.9	70.7
Mortgage loans *	2.2	3.0
Other assets (including cash and due from banks)	4.4	0.5
Total assets	100.0	100.0
Liabilities and Capital
Consolidated obligations	90.3	90.1
Deposits	1.1	1.6
Mandatorily redeemable capital stock	4.9	3.3
Other liabilities	0.5	0.6
Total capital	3.2	4.4
Total	100.0	100.0

*	CMA assets. CMA investments include certain housing finance agency obligations. Our ratio of CMA assets-to-consolidated obligations as of December 31, 2013 and 2012 was 41.5% and 34.2%.
We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances
As of December 31, 2013, total advances increased by 19.7%, or $1.8 billion, to $10.9 billion, from $9.1 billion as of December 31, 2012, primarily due to advance activity with Bank of America Oregon, N.A. in early 2013. Overall in 2013, our members' demand for advances continued to be negatively impacted by high levels of retail deposits and the sluggish U.S. economic recovery.
The following table summarizes the par value of our advances outstanding by member type as of December 31, 2013 and 2012.

	As of	As of
Par Value of Advances by Member Type	December 31, 2013	December 31, 2012
(in thousands)
Commercial banks	$3,293,766	$5,525,451
Thrifts	2,921,831	2,693,411
Credit unions	524,644	405,012
Total member advances	6,740,241	8,623,874
Housing associates	18,584	1,987
Nonmember borrowers	4,068,696	255,278
Total par value of advances	$10,827,521	$8,881,139

A large percentage of our advances is held by a limited number of borrowers. Changes in this group's borrowing decisions and ability to continue borrowing have affected and can still significantly affect the amount of our advances outstanding. We expect that our advances will be concentrated with our largest borrowers for the foreseeable future.
In April 2013, Bank of America Oregon, N.A., our then-largest borrower, merged into its parent, BANA. At that time, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's business activity will eventually decline to zero as the outstanding advances mature. As currently structured, approximately 80% of its $3.8 billion in outstanding advances will mature in 2015 and 2016. In addition, in September 2013, the holding companies for Sterling Bank and Umpqua Bank, two of the larger borrowers of the Seattle Bank, announced an intention to merge. If the merger is completed, the number of borrowers and holders of Seattle Bank capital stock will become more concentrated as both of these entities have been active borrowers and each holds large amounts of Seattle Bank capital stock.
The following table provides the par value of advances and percentage of total par value of outstanding advances of our top five borrowers (at the holding company level) as of December 31, 2013 and 2012. Due to the number of member institutions that are part of larger holding companies, we believe this aggregation provides greater visibility into borrowing activity at the Seattle Bank than would a listing of advances by individual member institutions.

	As of December 31, 2013		As of December 31, 2012
Top Five Borrowers by Holding Company Advances Outstanding	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America Corporation *	$3,826,598	35.4	$2,590,631	29.1
Washington Federal, Inc.	1,930,000	17.8	1,880,000	21.2
Sterling Financial Corporation	1,144,870	10.6	604,027	6.8
Glacier Bancorp, Inc.	834,940	7.7	992,013	11.2
HomeStreet, Inc.	446,590	4.1	259,090	2.9
Total	$8,182,998	75.6	$6,325,761	71.2

*	Nonmember borrower as of April 1, 2013.
As of December 31, 2013 and 2012, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers as listed above was approximately 28 and 29 months.
Fixed interest-rate and structured advances (i.e., advances that include optionality) as a percentage of total par value of advances decreased to 63.4% as of December 31, 2013, compared to 98.8% as of December 31, 2012. The percentage of our outstanding advances maturing in one year or less decreased to 25.0%, or $2.7 billion, as of December 31, 2013, from 50.1%, or $4.5 billion, as of December 31, 2012, while advances with one-to-three year terms-to-maturity significantly increased. The changes in our advance portfolio's interest-rate payment terms and term-to-maturity are primarily due to Bank of America, Oregon N.A.'s borrowing of medium-term, variable interest-rate advances in first quarter 2013.
The following table summarizes our advance portfolio by product type as of December 31, 2013 and 2012.

	As of December 31, 2013		As of December 31, 2012
Advances Outstanding by Product Type	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable interest-rate advances:
Cash management	$202,820	1.9	$76,265	0.9
Adjustable interest-rate	3,750,000	34.6	22,500	0.2
Capped floater	10,000	0.1	10,000	0.1
Fixed interest-rate advances:
Non-amortizing	5,068,758	46.8	6,248,296	70.4
Amortizing	382,927	3.5	337,262	3.8
Fixed interest rate with symmetrical prepayment option	442,500	4.1	436,300	4.9
Putable:
Non-knockout	635,516	5.9	1,365,516	15.4
Knockout	275,000	2.5	310,000	3.5
Floating-to-fixed convertible (after conversion date)	60,000	0.6	75,000	0.8
Total par value	$10,827,521	100.0	$8,881,139	100.0

The following table summarizes our advance portfolio by interest payment terms to maturity as of December 31, 2013 and 2012.

	As of December 31, 2013			As of December 31, 2012
Interest Payment Terms to Maturity	Fixed	Variable	Total	Fixed	Variable	Total
(in thousands)
Due in one year or less	$1,757,568	$952,820	$2,710,388	$4,352,000	$98,765	$4,450,765
Due after one year	5,107,133	3,010,000	8,117,133	4,420,374	10,000	4,430,374
Total par value	$6,864,701	$3,962,820	$10,827,521	$8,772,374	$108,765	$8,881,139

The total weighted-average interest rate on our advance portfolio decreased to 1.40% as of December 31, 2013, from 1.78% as of December 31, 2012, primarily due to the significant increase in outstanding variable interest-rate advances. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing).
Member Demand for Advances
Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, regulation, and our members' liquidity and wholesale funding needs. Our members regularly evaluate their other funding options relative to our advance products and pricing. It is unclear how uncertainty regarding the timing and magnitude of increases in long-term interest rates and other economic concerns will impact advance demand from our members in future periods, as such demand is dependent upon many factors, including among others, retail loan demand, retail core deposit activity, and our members' need to manage the associated interest-rate risk on their balance sheets. In addition, we expect total demand for advances will be negatively impacted by the April 2013 loss of our then-largest borrower, Bank of America Oregon, N.A, and its subsequent inability to borrow from the Seattle Bank, and potentially the merger of the holding companies of Sterling Savings Bank and Umpqua Bank.
We periodically review our advance pricing structure to determine whether it remains competitive and complies with regulatory requirements. Our current advance pricing structure includes posted-rate pricing, including window and auction pricing, and differential pricing. Window pricing indications are published daily on our bank website and auction funding is typically available two times per week when the Seattle Bank participates in issuances of consolidated obligation discount notes through the Office of Finance as our agent. Although auction pricing borrowers can generally borrow at a lower interest rate than the window posted rates, borrowers do not know the interest rate of an auction-priced advance until the auction is complete. The differential pricing option, under which borrowers can, under certain circumstances, request an advance rate lower than our posted rates, is administered by specified bank employees within parameters established by our asset and liability management committee (consisting of Seattle Bank employees) under authority delegated by our president and chief executive officer and overseen by the Board. The differential pricing option enables the bank to compete for advance business against alternative wholesale funding and other funding sources that may be offering lower interest rates. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. We also offer advance promotions from time to time, where we temporarily lower our posted rates on advances with specific structures.
Our members' use of window pricing increased significantly during 2013 compared to 2012, with aggregate offsetting decreases in differential and auction pricing, primarily due to more favorable pricing execution on the window pricing option, particularly during second half 2013, and to the inability of Bank of America Oregon, N.A., a significant user of differentially priced advances, to enter into new advances following its withdrawal from membership in April 2013. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all of our members.

The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances, for the years ended December 31, 2013, 2012, and 2011.

	For the Years Ended December 31,
Advance Pricing	2013	2012	2011
(in percentages)
Posted-rate pricing:
Window	42.8	9.5	3.2
Auction	6.2	15.5	1.3
Differential pricing	51.0	75.0	95.5
Total	100.0	100.0	100.0

The demand for advances also may be affected by the manner in which members support their advances with capital stock, their ability to have capital stock repurchased or redeemed by us, and the dividends we may pay on our capital stock. In late 2012, we implemented an excess stock pool to encourage advance usage. As of December 31, 2013, members were using the excess stock pool to support $3.7 million in outstanding advances. See Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on the excess stock pool.
In September 2012, we implemented an excess capital stock repurchase program with FHFA approval. Since then, we have repurchased a total of $146.8 million of excess capital stock, including $96.4 million in 2013. In addition, during 2013, we repurchased $2.1 million of excess Class B stock that had been purchased by members on or after October 27, 2010 for activity purposes. Our ability to repurchase excess capital stock meeting these time and purpose criteria could increase the likelihood that members will purchase incremental capital stock to support new advances.
In February 2014, following FHFA non-objection, we announced we will repurchase up to $100 million of excess capital stock during first quarter 2014. The pro-rata repurchases will include up to $25 million of excess capital stock from across our shareholder base on March 10, 2014, and the repurchase of up to $75 million of excess capital stock on which the redemption waiting period has been satisfied on March 24, 2014.
In July and October 2013, our Board declared a $0.025 per share cash dividend based on second quarter and third quarter 2013 net income. The dividends, which were paid on July 30 and October 30, 2013, totaled $464,000 and were based on average Class A and Class B stock outstanding during second and third quarters of 2013. We declared and paid no dividends on our Class A or Class B capital stock in the first half of 2013 or during 2012. In conjunction with the dividend payments noted above, we also paid $0.025 per share on our capital stock classified as mandatorily redeemable capital stock liability on our statements of condition. The 2013 payments, which were recorded as interest expense on our statements of income, totaled $898,000, were based on average Class A and Class B mandatorily redeemable capital stock outstanding during second and third quarters of 2013.
In addition, on February 19, 2014, our Board declared a $0.025 per share cash dividend, based on fourth quarter 2013 net income. The dividend, which was paid on February 28, 2014, totaled $672,000, $231,000 of which was recorded as dividends on capital stock and $441,000 of which was recorded as interest expense on mandatorily redeemable capital stock and was based on average Class A and Class B stock outstanding during fourth quarter 2013.
Although we do not believe that the 2010 Consent Arrangement or the Amended Consent Arrangement, including the restrictions on our repurchasing or redeeming capital stock or paying dividends, have adversely affected our ability to meet our members' funding needs, they could do so in the future by, among other things, decreasing our members' willingness to use our advances.
Credit Risk
Our credit risk from advances is concentrated in commercial banks and savings institutions. We assign each member institution an internal risk rating based on a number of factors, including levels of non-performing assets, profitability, and capital. Should the financial condition of a borrower decline or become otherwise impaired, we may limit the term to maturity and type of advances available to the borrower or require the borrower to physically deliver collateral or provide additional collateral to us. As of December 31, 2013 and 2012, 22% and 24% of our borrowers were on the physical possession collateral arrangement, representing 3% and 9% of the par value of our outstanding advances. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. We have never incurred a credit loss on an advance.

Our members' borrowing capacity with the Seattle Bank depends on the collateral they pledge and is calculated as a percentage of the collateral's value. We periodically evaluate this percentage in the context of the value of the collateral in current market conditions. As of December 31, 2013 and 2012, we had unencumbered rights to collateral (i.e., loans and securities), on a borrower-by-borrower basis, with an estimated value in excess of all outstanding extensions of credit.
For additional information on advances, see Note 7 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report.

Investments
We maintain an investment portfolio for liquidity purposes and to generate income to support our operations and provide a return on our members' capital stock. Short-term investments generally include overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, commercial paper, and U.S. Treasury bills. Medium/long-term investments generally include debentures and MBS issued by other GSEs, such as Fannie Mae or Freddie Mac, PLMBS (which we no longer acquire), securities issued or guaranteed by other U.S. government agencies, including the Export-Import Bank of the U.S. (Ex-Im Bank), securities issued by state or local housing finance authorities, U.S. Treasury bonds, and, historically, Temporary Liquidity Guarantee Program (TLGP) securities. Our investment securities are classified either as AFS or HTM.
The table below presents the carrying values and yields of our AFS and HTM securities by major security type and contractual maturity, as well as our other short-term investments, as of December 31, 2013 and 2012. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31, 2013					As of December 31, 2012
Investments by Type and Maturity Date	One Year or Less	After One Year Through Five Years	After Five Years Through 10 Years	After 10 Years	Total Carrying Value	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
Other U.S. agency obligations (1)	$—	$21,716	$427,570	$2,953,877	$3,403,163	$1,166,918
GSE (2)	46,128	880,571	562,491	430,865	1,920,055	1,417,282
Total non-MBS	46,128	902,287	990,061	3,384,742	5,323,218	2,584,200
MBS:
PLMBS	—	—	—	1,278,285	1,278,285	1,293,764
Total AFS securities	$46,128	$902,287	$990,061	$4,663,027	$6,601,503	$3,877,964
Yield on AFS securities	0.30%	0.88%	2.38%	1.51%	1.55%	1.05%
HTM securities:
Non-MBS:
Certificates of deposit	$266,000	$—	$—	$—	$266,000	$269,000
Other U.S. agency obligations (1)	—	1,693	5,530	11,945	19,168	22,599
GSE (2)	—	—	—	—	—	299,954
State and local housing agency obligations	20,720	236,323	324,645	1,136,485	1,718,173	708,776
Total non-MBS	286,720	238,016	330,175	1,148,430	2,003,341	1,300,329

	As of December 31, 2013					As of December 31, 2012
Investments by Type and Maturity Date (Continued)	One Year or Less	After One Year Through Five Years	After Five Years Through 10 Years	After 10 Years	Total Carrying Value	Total Carrying Value
(in thousands, except percentages)
HTM securities (continued):
MBS:
Residential:
Other U.S agency obligations (3)	$5	$—	$533	$108,891	$109,429	$141,034
GSE (4)	—	5,330	351,493	5,187,939	5,544,762	6,213,529
PLMBS	—	27,890	20,645	376,523	425,058	577,354
Commercial (multi-family):
GSE (4)	—	—	1,334,274	14,609	1,348,883	186,165
Total MBS	5	33,220	1,706,945	5,687,962	7,428,132	7,118,082
Total HTM securities	$286,725	$271,236	$2,037,120	$6,836,392	$9,431,473	$8,418,411
Yield on HTM securities	0.17%	1.03%	0.56%	1.22%	1.04%	1.31%
Securities purchased under agreements to resell	$1,500,000	$—	$—	$—	$1,500,000	$5,600,000
Federal funds sold	5,013,000	—	—	—	5,013,000	7,143,200
Total investments	$6,845,853	$1,173,523	$3,027,181	$11,499,419	$22,545,976	$25,039,575

(1)	Consists of obligations issued by one or more of the following: Ex-Im Bank, SBA, U.S. Agency for International Development (U.S. AID), and Private Export Funding Corporation.

(2)	Consists of obligations issued by Federal Farm Credit Bank (FFCB), Freddie Mac, Fannie Mae, and Tennessee Valley Authority (TVA).

(3)	Consists of securities issued by Ginnie Mae.

(4)	Primarily consists of MBS and CMOs issued by Freddie Mac, Fannie Mae, and TVA.

As of December 31, 2013, our investments decreased to $22.5 billion, from $25.0 billion as of December 31, 2012, primarily due to a temporary shortage of overnight investment opportunities in the financial markets at yearend. During 2013, we maintained an investment balance of approximately $25.0 billion. In 2013, we significantly increased our investments in state housing finance agency obligations, which increased our holdings of CMA assets, and in other U.S. agency debt obligations, and decreased our holdings of short-term unsecured investments. As a result, as of December 31, 2013, our medium- and long-term investments comprised 39.2% of total assets, compared to 32.0% as of December 31, 2012.
GSE Debt Obligations
The following table summarizes the carrying value of our investments in GSE debt obligations as of December 31, 2013 and 2012.

	As of	As of
Carrying Value of Investments in GSE Debt Securities	December 31, 2013	December 31, 2012
(in thousands)
Freddie Mac	$679,913	$418,506
Fannie Mae	461,045	313,006
FFCB	408,655	557,914
TVA	370,442	427,810
Total	$1,920,055	$1,717,236

MBS Investments
Our MBS investments represented 297.0% and 290.1% of our regulatory capital as of December 31, 2013 and 2012. FHFA regulations limit our investments in MBS (including PLMBS) and mortgage-related ABS (such as those backed by home equity loans or SBA loans) by requiring that the total book value of such securities owned by us on the day we purchase the securities does not exceed 300% of our previous month-end regulatory capital. As of December 31, 2013 and 2012, our MBS investments included $2.4 billion and $2.9 billion of Freddie Mac MBS and $4.5 billion and $3.5 billion of Fannie Mae MBS. See “—Credit Risk” below for credit ratings relating to our MBS investments as of December 31, 2013 and 2012.

During 2013, we sold one AFS PLMBS security that had been determined to be other-than-temporarily impaired in previous periods. The proceeds of the sale totaled $41.8 million and resulted in a gain of $903,000 for the year ended December 31, 2013. We also sold six AFS PLMBS that had been determined to be other-than-temporarily impaired in previous periods and one AFS non-MBS security in 2012. The proceeds of these sales were $185.3 million, resulting in a net gain of $1.8 million for the year ended December 31, 2012.
Credit Risk
We are subject to credit risk on our investments. We actively monitor our credit exposures and the credit quality of our counterparties, including an assessment of each counterparty's financial performance, capital adequacy, and sovereign support, as well as related market signals. As a result of these monitoring activities, we may limit or suspend additional exposures, as appropriate. In addition, we are subject to regulatory limits on our unsecured portfolio. We limit our unsecured credit exposure to any counterparty based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. Our unsecured credit exposure to U.S. government-sponsored agencies or instrumentalities is generally limited to the lesser of 100% of our total regulatory capital or 100% of the capital of the government-sponsored agency or instrumentality. For other unsecured counterparties, the maximum allowable credit exposure is based on the counterparty's NRSRO credit rating and a corresponding factor prescribed by regulation that is applied to the lower of the counterparty's Tier 1 capital or the Seattle Bank's regulatory capital.
We are prohibited by regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, without FHFA waiver, which we have received for our investments in foreign-issued Ex-Im Bank-guaranteed investments. Ex-Im Bank guarantees are backed by the full faith and credit of the U.S. government. (Foreign-issued Ex-Im Bank-guaranteed investments totaled $664.6 million, or 21.1% of our total Ex-Im Bank investments, as of December 31, 2013.) Our unsecured credit exposure to domestic counterparties and U.S. subsidiaries of foreign commercial banks includes the risk that these counterparties have extended credit to non-U.S. counterparties and foreign sovereign governments. Our unsecured credit exposure to U.S. branches and agency offices of foreign commercial banks includes the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations.
The following table presents our unsecured credit exposure on investments purchased from U.S. branches and agency offices of foreign commercial banks as of December 31, 2013 and 2012. This table excludes those investments with implicit or explicit government guarantees and includes associated accrued interest receivable.

	As of	As of
Unsecured Credit Exposure Including Accrued Interest Receivable	December 31, 2013	December 31, 2012
(in thousands)
Federal funds sold	$5,013,204	$7,144,092
Certificates of deposit	266,024	269,052
Total	$5,279,228	$7,413,144

The following table presents our unsecured investments by contractual terms to maturity and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's headquarters or, as applicable, the domicile of the parent, as of December 31, 2013. We had no unsecured investments greater than 90 days as of December 31, 2013.

	Carrying Value
Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty	Overnight	Two Days through 30 Days	31 Days through 90 Days	Total
(in thousands)
Domestic	$225,000	$—	$215,000	$440,000
U.S. subsidiaries of foreign commercial banks	500,000	—	266,000	766,000
Total	725,000	—	481,000	1,206,000
U.S. branches and agency offices of foreign commercial banks:
Canada	782,000	683,000	268,000	1,733,000
Sweden	—	150,000	—	150,000
Australia	—	—	828,000	828,000
Norway	267,000	266,000	—	533,000
Finland	829,000	—	—	829,000
Total	1,878,000	1,099,000	1,096,000	4,073,000
Total	$2,603,000	$1,099,000	$1,577,000	$5,279,000

The following table presents our unsecured investments by the counterparty credit ratings and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's headquarters or, as applicable, the domicile of the parent, as of December 31, 2013.

	Carrying Value
Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty	AA	A	Total
(in thousands)
Domestic	$—	$440,000	$440,000
U.S. subsidiaries of foreign commercial banks	—	766,000	766,000
Total	—	1,206,000	1,206,000
U.S. branches and agency offices of foreign commercial banks:
Canada	417,000	1,316,000	1,733,000
Sweden	150,000	—	150,000
Australia	828,000	—	828,000
Norway	—	533,000	533,000
Finland	829,000	—	829,000
Total	2,224,000	1,849,000	4,073,000
Total	$2,224,000	$3,055,000	$5,279,000

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

Although we purchased, at acquisition, additional credit enhancement on our PLMBS, due to the deteriorating credit quality of the collateral underlying these securities, we recorded OTTI credit losses beginning in 2008 which have continued through 2013. We monitor the market prices of our AFS PLMBS determined to be other-than-temporarily impaired for opportunities to limit our credit exposure.
The following tables summarize the carrying value of our investments by their credit ratings or the credit rating of the obligors, issuers, guarantors, or pledged collateral as of December 31, 2013 and 2012.

	As of December 31, 2013
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$—	$1,500,000	$—	$—	$1,500,000
Federal funds sold	—	2,224,000	2,789,000	—	—	—	5,013,000
Investment securities:
Certificates of deposit	—	—	266,000	—	—	—	266,000
Other U.S.obligations	—	3,422,331	—	—	—	—	3,422,331
GSE and TVA	—	1,920,055	—	—	—	—	1,920,055
State or local housing obligations	1,346,495	371,678	—	—	—	—	1,718,173
Total non-MBS	1,346,495	7,938,064	3,055,000	1,500,000	—	—	13,839,559
MBS:
Residential:
Other U.S. agency	—	109,429	—	—	—	—	109,429
GSE	—	5,544,762	—	—	—	—	5,544,762
PLMBS	—	80,520	12,878	95,414	1,512,572	1,959	1,703,343
Commercial (multi-family):
GSE	—	1,348,883	—	—	—	—	1,348,883
Total MBS	—	7,083,594	12,878	95,414	1,512,572	1,959	8,706,417
Total	$1,346,495	$15,021,658	$3,067,878	$1,595,414	$1,512,572	$1,959	$22,545,976

	As of December 31, 2012
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$2,600,000	$3,000,000	$—	$—	$5,600,000
Federal funds sold	—	4,656,000	2,487,200	—	—	—	7,143,200
Investment securities:
Certificates of deposit	—	—	269,000	—	—	—	269,000
Other U.S.obligations	—	1,189,517	—	—	—	—	1,189,517
GSE and TVA	—	1,717,236	—	—	—	—	1,717,236
State or local housing obligations	499,971	208,805	—	—	—	—	708,776
Total non-MBS	499,971	7,771,558	5,356,200	3,000,000	—	—	16,627,729
MBS:
Residential:
Other U.S. agency	—	141,034	—	—	—	—	141,034
GSE	—	6,213,529	—	—	—	—	6,213,529
PLMBS	410	58,320	39,763	195,464	1,574,853	2,308	1,871,118
Commercial (multi-family):
GSE	—	186,165	—	—	—	—	186,165
Total MBS	410	6,599,048	39,763	195,464	1,574,853	2,308	8,411,846
Total	$500,381	$14,370,606	$5,395,963	$3,195,464	$1,574,853	$2,308	$25,039,575

The following table provides information on our PLMBS in unrealized loss positions as of December 31, 2013. The weighted-average collateral delinquency is the weighted-average percentage of the unpaid principal balance of the individual securities in the category that are 60 days or more past due.

	As of December 31, 2013
PLMBS in Unrealized Loss Positions	Unpaid Principal Balance	Amortized Cost Basis	Gross Unrealized Losses	Weighted-Average Collateral Delinquency
(in thousands, except percentages)
Prime:
First lien	$40,145	$40,044	$(1,680)	6.4%
Alt-A:
Option ARMs	923,367	805,800	(69,167)	36.6%
Other	415,030	377,645	(24,792)	23.1%
Total PLMBS backed by Alt-A loans	1,338,397	1,183,445	(93,959)	32.4%
Total	$1,378,542	$1,223,489	$(95,639)	31.7%

The following table summarizes, among other things, the unpaid principal balance, amortized cost basis, gross unrealized loss, fair value, and OTTI losses, if applicable, of our PLMBS by collateral type, credit rating, and year of issuance, as of and for the year ended December 31, 2013. In the table below, the original weighted-average credit enhancement is the weighted-average percentage of unpaid principal balances of subordinated tranches and over-collateralization in place at the time of purchase to absorb losses before our investments incur a loss. The weighted-average credit enhancement is the weighted-average percentage of unpaid principal balances of subordinated tranches and over-collateralization currently in place to absorb losses before our investments incur a loss.

	As of and for the Year Ended December 31, 2013
	Prime	Alt-A
PLMBS by Year of Securitization	2004 and prior	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AA	$15,975	$70,587	$67,505	$—	$—	$—	$3,082
A	11,757	2,825	—	—	—	—	2,825
BBB	25,632	56,552	—	—	—	2,389	54,163
Below investment grade:
BB	—	22,280	—	—	—	6,187	16,093
B	—	80,156	13,268	—	13,428	39,632	13,828
CCC	—	1,030,105	119,684	497,918	311,112	101,391	—
CC	—	655,160	143,334	367,848	143,978	—	—
C	—	102,841	—	102,841	—	—	—
D	—	58,727	—	42,807	—	15,920	—
Unrated	59	1,897	—	—	—	—	1,897
Total unpaid principal balance	$53,423	$2,081,130	$343,791	$1,011,414	$468,518	$165,519	$91,888
Amortized cost basis	$53,231	$1,705,959	$333,409	$779,978	$349,456	$151,441	$91,675
Gross unrealized losses	$(1,680)	$(93,959)	$(24,575)	$(38,333)	$(13,134)	$(15,255)	$(2,662)
Fair value	$51,719	$1,640,992	$314,200	$749,794	$347,004	$140,321	$89,673
OTTI:
Credit-related OTTI losses	$—	$(1,837)	$—	$(1,680)	(157)	$—	$—
Non-credit-related OTTI losses	—	1,837	—	1,680	157	—	—
Total OTTI losses	$—	$—	$—	$—	$—	$—	$—
Weighted-average percentage of fair value to unpaid principal balance	96.8%	78.9%	91.4%	74.1%	74.1%	84.8%	97.6%
Original weighted-average credit enhancement	2.8%	37.6%	35.2%	38.9%	45.8%	29.6%	5.0%
Weighted-average credit enhancement	14.3%	18.8%	26.4%	16.5%	17.5%	24.3%	11.7%
Weighted-average collateral delinquency	5.7%	34.3%	20.1%	38.5%	43.3%	27.1%	7.9%

As of December 31, 2013 and 2012, over 95% of our PLMBS are variable interest-rate securities collateralized by Alt-A residential mortgage loans.

The following table provides our investment holdings greater than 10% of GAAP capital as of December 31, 2013.

	As of December 31, 2013
Investments Greater than 10% of GAAP Capital	Carrying Value	Fair Value
(in thousands)
Fannie Mae	$4,937,319	$4,953,152
Ex-Im Bank	3,148,632	3,148,632
Freddie Mac	3,097,285	3,101,256
Utah Housing Corporation	455,080	454,604
FFCB	408,655	408,655
Bank of America Corporation and affiliates	399,136	392,530
Lehman XS Trust	374,402	370,307
TVA	370,442	370,442
Connecticut Housing	345,490	346,855
Idaho Municipal Housing	338,845	337,653
Texas Veterans Bond	275,213	275,274
Union Bank of California, N. A	266,000	266,015
Barclay Capital	233,975	231,716
JPMorgan Chase and Co. and affiliates	232,244	229,715
Colorado Housing	228,195	227,795
U.S. AID	143,359	143,359
Adjustable Rate Mortgage Loan Trust	133,935	136,385
Total	$15,388,207	$15,394,345
OTTI Assessment
We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired. Based on current information, we determined that, for our non-MBS investments and our U.S. agency and GSE MBS investments, the underlying collateral or the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, as of December 31, 2013, the declines in market value of our non-MBS investments and U.S. agency and GSE MBS investments are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery. See Note 6 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on our OTTI assessment process.
We recorded $1.8 million additional OTTI credit losses in 2013 on two securities that were determined to be other-than-temporarily impaired prior to 2013. No additional PLMBS were determined to be other-than-temporarily impaired in 2013. We do not intend to sell any of our PLMBS determined to be other-than temporarily impaired, and it is unlikely that we will be required to sell such securities before the anticipated recovery of their respective amortized cost bases.
The following tables summarize the OTTI losses recorded (by period of initial OTTI) on our PLMBS for the years ended December 31, 2013, 2012 and 2011.

	For the Year Ended December 31, 2013
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS identified with OTTI losses in prior periods	$(1,837)	$1,837	$—
Total	$(1,837)	$1,837	$—

	For the Year Ended December 31, 2012
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with OTTI losses in the period noted	$(11)	$(9,895)	$(9,906)
PLMBS identified with OTTI losses in prior periods	(11,078)	11,078	—
Total	$(11,089)	$1,183	$(9,906)

	For the Year Ended December 31, 2011
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with OTTI losses in the period noted	$(138)	$(4,906)	$(5,044)
PLMBS identified with OTTI losses in prior periods	(91,038)	85,699	(5,339)
Total	$(91,176)	$80,793	$(10,383)

Credit-related OTTI charges are recorded in current-period earnings on our statements of income, and non-credit losses are recorded on our statements of condition in AOCL. Our AOCL decreased to $71.8 million as of December 31, 2013, compared to $226.5 million as of December 31, 2012, primarily due to improvements in market prices of our AFS investments determined to be other-than-temporarily impaired. See "Statements of Comprehensive Income" and Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report for a tabular presentation of AOCL for the years ended December 31, 2013, 2012, and 2011.
The following table summarizes key information as of December 31, 2013 for the PLMBS on which we recorded OTTI charges during the life of the security (i.e., impaired as of or prior to December 31, 2013).

	As of December 31, 2013
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$90,950	$90,218	$75,800	$83,664	$1,693,881	$1,319,714	$1,278,285

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or by a NRSRO upon issuance of the PLMBS.

The credit losses on our other-than-temporarily impaired PLMBS are based on such securities’ expected performance over their contractual maturities, which averaged approximately 27 years as of December 31, 2013. Since acquisition, through December 31, 2013, five of our other-than-temporarily impaired PLMBS have suffered cash losses, totaling $20.0 million.

The significant inputs used in our base-case scenario to evaluate our PLMBS for OTTI and the significant inputs used to evaluate the securities for which an OTTI was determined to have occurred for the year ended December 31, 2013, as well as the related current credit enhancements, are detailed in Note 6 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" and "—Critical Accounting Policies and Estimates" in this report. In addition to evaluating our PLMBS under a base-case scenario, we also perform a cash-flow analysis for these securities under a more stressful scenario than we utilize in our OTTI assessment. The stress-test scenario and associated results do not represent our current expectations and, accordingly, should not be construed as a prediction of our future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical stress-test scenario provide a measure of the credit losses that we might incur if home price declines and subsequent recoveries are more adverse than those projected in our OTTI assessment. The results of this scenario are included in "—Critical Accounting Policies and Estimates" in this report.

Mortgage Loans
Mortgage Loans Held for Portfolio
The par value of our mortgage loans held for portfolio consisted of $724.0 million and $1.0 billion in conventional mortgage loans and $75.1 million and $95.0 million in government-guaranteed mortgage loans as of December 31, 2013 and 2012. The portfolio decreased for the year ended December 31, 2013 due to our receipt of $256.6 million in principal payments. We have not purchased mortgage loans under the MPP since 2006.
The following tables summarize the FICO scores and loan-to-value ratios (i.e., values of outstanding mortgage loans as a percentage of appraised values), at origination, of our conventional mortgage loans held for portfolio as of December 31, 2013 and 2012. The FICO scores in the table below represent the original FICO score of a borrower and the lowest FICO score for mortgage loans with multiple borrowers.

	As of	As of
Conventional Mortgage Loans - FICO Scores	December 31, 2013	December 31, 2012
(in percentages, except weighted-average FICO score)
619 or less	—	0.1
620-659	3.4	3.2
660-699	20.2	19.8
700-739	33.2	33.1
740 or higher	43.2	43.8
Weighted-average FICO score	731	732

	As of	As of
Conventional Mortgage Loans - Loan-to-Value	December 31, 2013	December 31, 2012
(in percentages)
<= 60%	19.6	19.5
> 60% to 70%	21.2	21.0
> 70% to 80%	52.3	53.1
> 80% to 90% *	3.9	3.7
> 90% *	3.0	2.7
Weighted-average loan-to-value	69.8	69.8

*	PMI required at origination.
As of December 31, 2013, we had no high current loan-to-value loans. High current loan-to-value loans are those with an estimated current loan-to-value ratio greater than 100% based on movement in property values where the property securing the mortgage loan is located.
As of December 31, 2013 and 2012, 77% of our outstanding mortgage loans held for portfolio had been purchased from our former member, Washington Mutual Bank, F.S.B., which was subsequently acquired by JPMorgan Chase Bank, N.A., a nonmember institution.
Credit Risk
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. During our fourth quarter 2013 and 2012 analyses, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses exceeded the amounts required to absorb the expected credit losses on our mortgage loan portfolio. The resulting decreases of the allowance for credit losses as of December 31, 2013 and 2012 were due from more favorable estimates of future credit losses, primarily related to improvements in housing prices, and in 2012, the favorable impact of mortgage loan repurchases by the institution that had sold us the loans. The $6.3 million repurchase of mostly seriously delinquent mortgage loans resulted in a decrease of $1.5 million in our allowance for credit losses as of December 31, 2012. Our allowance for credit losses totaled $934,000 and $2.3 million as of December 31, 2013 and 2012.

The following table provides a summary of the recorded investment in mortgage loans 90 days or more past due and still accruing interest, the activity in our allowance for credit losses on mortgage loans held for portfolio, and information on nonaccrual loans as of December 31, 2013, 2012, 2011, 2010, and 2009.

	As of December 31,
Past Due and Nonaccrual Mortgage Loan Data	2013	2012	2011	2010	2009
(in thousands)
Total recorded investment in mortgage loans past due 90 days or more and still accruing interest	$9,923	$13,096	$22,759	$59,017	$58,343
Nonaccrual loans	$34,214	$45,533	$52,057	$7,734	$5,414
Allowance for credit losses on mortgage loans:
Balance, beginning of year	$2,326	$5,704	$1,794	$626	$—
Charge-offs	(243)	(485)	(14)	—	—
(Benefit) provision for credit losses (1)	(1,149)	(2,893)	3,924	1,168	626
Balance, end of period	$934	$2,326	$5,704	$1,794	$626
Nonaccrual loans: (2)
Gross amount of interest that would have been recorded based on original terms	$1,730	$2,851	$4,249	$546	$278
Interest actually recognized in income during the period	222	—	—	—	—
Shortfall	$1,508	$2,851	$4,249	$546	$278

(1)
Includes decreases in the allowance for credit losses in 2013 and 2012, due to more favorable housing prices, and in 2012, a $1.5 million favorable impact from mortgage loan repurchases by the institution that had sold us the loans.

(2)	A mortgage loan is placed on nonaccrual status when the contractual principal or interest is 90 days or more past due.

The following table presents our conventional mortgage loan portfolio by unpaid principal balance and delinquency rate by FICO score as of December 31, 2013.

		Percentage Delinquent as of December 31, 2013
FICO Score at Origination	Unpaid Principal Balance	Current	30 Days	60 Days	90 Days or More
(in thousands, except percentages)
619 or less	$307	—	—	—	—
620 to 659	24,419	3.0	0.1	0.1	0.2
660 or higher	699,257	88.8	2.6	1.1	4.1
Total	$723,983	91.8	2.7	1.2	4.3

In addition to PMI and LRA, we formerly maintained supplemental mortgage insurance (SMI) to cover losses on our conventional mortgage loans over and above losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Under FHFA regulation, SMI from an insurance provider rated "AA" or the equivalent by a NRSRO must be obtained, unless this requirement is waived by the regulator. In 2008, the credit rating on our SMI provider was lowered from “AA-” to “A” and we cancelled our SMI policies. We remain in technical violation of the regulatory requirement to provide SMI on our MPP conventional mortgage loans.
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, troubled debt restructurings (TDRs), and impaired loans. Mortgage loans are reported as TDR when: (1) we grant concessions that we would not otherwise consider, for legal or economic reasons, and the concession is accepted by the borrower, or (2) when mortgage loans are discharged in bankruptcy proceedings and not reaffirmed by the borrower. See Notes 1 and 9 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on our mortgage loans that are delinquent or in foreclosure, TDRs, and real estate owned (REO) as of December 31, 2013 and 2012.
With a delinquency rate of 13.1%, our government-insured mortgage loans are exhibiting delinquency rates that are significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio. This is primarily due to the relative impact of individual mortgage delinquencies on the balance of our 861 outstanding government-insured mortgage loans as of December 31, 2013. We rely on FHA insurance, which generally provides a 100% guarantee, to protect against credit losses on this portfolio. See Notes 8 and 9 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on our government-insured mortgage loan portfolio.
The following table summarizes by PMI provider, credit ratings, and outlooks, as well as the unpaid principal balance and maximum coverage outstanding, related to our seriously delinquent mortgage loans with PMI as of December 31, 2013.

	As of December 31, 2013
			Seriously Delinquent Mortgage Loans with PMI
PMI Provider	Credit Rating (1)	Credit Rating Outlook (1)	Unpaid Principal Balance (2)	Maximum Coverage Outstanding (3)
(in thousands)
Mortgage Guaranty Insurance Corporation	B	Positive	$639	$21
Genworth Mortgage Insurance	B	Stable	389	—
United Guaranty Residential Mortgage	BBB+	Stable	583	21
Republic Mortgage Insurance (4)	BBB-	Positive	143	—
PMI Mortgage Insurance Co. (5)	NR	—	1,195	49
Radian Guaranty	B	Stable	839	12
Total			$3,788	$103

(1)	Represents the lowest credit rating and outlook of S&P, Moody's, or Fitch stated in terms of the S&P equivalent, as of December 31, 2013.
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
The following table represents the geographic concentration of our conventional mortgage loans held for portfolio as of December 31, 2013 and 2012.

	As of	As of
Conventional Mortgage Loans - Concentration by State	December 31, 2013	December 31, 2012
(in percentages)
California	28.5	28.8
Illinois	10.7	10.3
New York	6.7	6.2
Michigan	5.6	6.1
Florida	5.5	5.1
All other	43.0	43.5
Total	100.0	100.0

MPF Xtra Product
On July 1, 2013, we began offering the MPF Xtra product to our members. The MPF Xtra product is offered under the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago. (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago). The MPF Xtra product provides participating Seattle Bank members an alternative for selling mortgage loans into the secondary market. When using the MPF Xtra product, mortgage loans from participating members (i.e., participating financial institutions, or PFIs) are first sold to the FHLBank of Chicago, which, acting as a loan aggregator, concurrently sells the loans to Fannie Mae. The Seattle Bank never owns or has custody of the mortgage loans. We have a quality control process in place to ensure loans comply with underwriting guidelines and we monitor our PFIs' financial condition on an ongoing basis. As a result, we believe the likelihood of a loss from the MPF Xtra product is remote and have estimated the fair value of this potential loss exposure to be substantially zero.
See Note 8 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on the credit risk on the mortgage loans sold through the MPF Xtra product.
Through a purchase price adjustment, the FHLBank of Chicago receives a transaction fee for its administrative activities for the loans sold to Fannie Mae, and we receive a nominal fee from the FHLBank of Chicago for facilitating the sale of loans by Seattle Bank PFIs through the MPF Xtra product. In 2013, transaction fees received from the FHLBank of Chicago were not material.
In 2013, Seattle Bank PFIs delivered $6.0 million of mortgage loans to the FHLBank of Chicago. We believe that the introduction of the MPF Xtra product is a valuable addition to our product and service offerings.

Derivative Assets and Liabilities
We use interest-rate exchange agreements to hedge advances, consolidated obligations, and certain AFS investments, and to manage the overall market risk of our statements of condition. The principal derivatives we use are interest-rate swaps, caps, floors, and swaptions. We transact our derivatives with large banks and major broker-dealers and some of these banks and broker-dealers or their affiliates buy, sell, and distribute FHLBank consolidated obligations. We enter into derivative transactions with highly regulated financial institutions or broker-dealers (bilateral derivatives) or, for cleared derivatives, through brokers who execute to a clearing member that is a member of a clearinghouse. We are not a derivatives dealer and do not trade derivatives for profit.
We classify our interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and cash collateral by counterparty under qualifying netting arrangements. Subject to a netting arrangement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair values of derivatives are recorded directly through earnings. As of December 31, 2013 and 2012, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $54.5 million and $105.6 million and derivative liabilities of $51.6 million and $85.9 million. The changes in these balances reflect the effect of interest-rate movements on the fair value of our derivatives, expirations and terminations of certain outstanding interest-rate exchange agreements, and our entry into new agreements during 2013.
We use derivatives to manage our risk in the following ways:

•
In fair value hedges of underlying financial instruments, including fixed interest-rate advances, certain AFS securities, and consolidated obligations. A fair value hedge is a transaction where, assuming specific criteria identified in GAAP are met, the changes in fair value of a derivative and the hedged risk of its corresponding hedged item are recorded in current-period earnings.

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

The following table summarizes the notional amounts and fair values of our derivatives, including the effect of qualifying netting arrangements and cash collateral, as of December 31, 2013 and 2012. Changes in the notional amounts of derivatives generally reflect changes in our use of such instruments to reduce our interest-rate risk and lower our cost of funds.

	As of December 31, 2013		As of December 31, 2012
Derivative Instruments by Product	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest
(in thousands)
Advances:
Fair value - existing cash item	$4,146,114	$(106,409)	$3,915,530	$(263,119)
Investments:
Fair value - existing cash item	2,857,277	67,350	1,512,866	(56,729)
Consolidated obligation bonds:
Fair value - existing cash item	12,315,990	(16,094)	8,213,670	270,177
Non-qualifying economic hedges	530,000	(77)	500,000	(51)
Total	12,845,990	(16,171)	8,713,670	270,126
Consolidated obligation discount notes:
Fair value - existing cash item	1,499,344	76	—	—
Non-qualifying economic hedges	999,583	57	1,248,969	(14)
Balance sheet:
Non-qualifying economic hedges	400,000	3,399	—	—
Offsetting positions:
Offsetting	450,000	—	223,000	(493)
Total notional and fair value	$23,198,308	(51,698)	$15,614,035	(50,229)
Accrued interest at period end		8,658		30,640
Cash collateral held by counterparty - assets		67,846		39,278
Cash collateral held from counterparty - liabilities		(21,895)		—
Net derivative balance		$2,911		$19,689

Net derivative asset balance		$54,494		$105,582
Net derivative liability balance		(51,583)		(85,893)
Net derivative balance		$2,911		$19,689

The following table details our hedging activities by accounting designation and type of risk being hedged as of December 31, 2013 and 2012.

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation (1)	Notional Amount of Derivatives as of December 31, 2013	Notional Amount of Derivatives as of December 31, 2012
(in thousands)
Advances (2):
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance's fixed interest rate to a variable interest-rate index.	Fair Value	$2,608,598	$2,169,014
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance's fixed interest rate to a variable interest-rate index and offsets option risk in the advance.	Fair Value	1,527,516	1,736,516
Interest-rate cap, floor, or collar	Offsets the interest-rate cap, floor, or collar embedded in a variable interest-rate advance.	Fair Value	10,000	10,000
Total advance hedges			4,146,114	3,915,530
AFS securities (3):
Pay fixed, receive variable interest-rate swap	Converts the AFS securities' fixed interest rate to a variable interest-rate index.	Fair Value	2,857,277	1,512,866

Hedged Item / Hedging Instrument (continued)	Hedging Objective	Hedge Accounting Designation (1)	Notional Amount of Derivatives as of December 31, 2013	Notional Amount of Derivatives as of December 31, 2012
(in thousands)
Consolidated obligation bonds (4):
Pay variable, receive fixed interest-rate swap (without options)	Converts the bond's fixed interest rate to a variable interest-rate index.	Fair Value	$6,248,140	$4,221,670
Pay variable, receive fixed interest-rate swap (without options)	Converts the bond's fixed interest rate to a variable interest-rate index. Fair value option elected on bond.	Economic	500,000	500,000
Pay variable, receive fixed interest-rate swap (with options)	Converts the bond's fixed interest rate to a variable interest-rate index and offsets option risk in the bond.	Fair Value	6,067,850	3,992,000
Pay variable, receive variable basis swap (with options)	Reduces interest-rate sensitivity and repricing gaps by converting the bond's variable rate to a different variable-rate index.	Economic	30,000	—
Total consolidated obligation bond hedges			12,845,990	8,713,670
Consolidated obligation discount notes (5):
Pay variable, receive fixed interest-rate swap	Converts the discount note's fixed interest rate to a variable interest-rate index.	Fair Value	1,499,344	—
Pay variable, receive fixed interest-rate swap	Converts the discount note's fixed interest rate to a variable interest-rate index. Fair value option elected on discount note.	Economic	999,583	1,248,969
Total consolidated obligation discount note hedges			2,498,927	1,248,969
Balance sheet:
Interest-rate swaptions	Protects against changes in income of certain assets or liabilities due to changes in interest rates.	Economic	400,000	—
Offsetting:
Pay fixed, receive variable interest-rate swap and receive fixed, pay variable interest-rate swap	To offset the economic effect of other derivatives no longer designated in hedging transactions.	Economic	450,000	223,000
Total			$23,198,308	$15,614,035

(1)
The "fair value" designation represent hedging strategies for which qualifying hedge accounting is achieved. The "economic" designation represents hedging strategies for which qualifying hedge accounting is not achieved.

(2)	As of December 31, 2013 and 2012, the par value of advances outstanding was $10.8 billion and $8.9 billion.

(3)	As of December 31, 2013 and 2012, the amortized cost of AFS securities was $6.7 billion and $4.1 billion.

(4)	As of December 31, 2013 and 2012, the par value of the consolidated obligation bonds outstanding was $17.3 billion and $10.2 billion.

(5)	As of December 31, 2013 and 2012, the par value of the consolidated obligation discount notes outstanding was $15.0 billion and $21.4 billion.

The total notional amount of derivatives hedging advances increased by $230.6 million, to $4.1 billion, as of December 31, 2013, from $3.9 billion as of December 31, 2012, primarily as a result of the increase in medium- and longer-term advances, which were hedged to neutralize the resulting extension to our duration of equity. The total notional amount of interest-rate exchange agreements hedging consolidated obligation bonds (in fair value hedging relationships) increased by $4.1 billion, to $12.3 billion, from $8.2 billion as of December 31, 2012, primarily due to the increase in our fixed and step-up interest-rate consolidated obligation bonds.
Credit Risk
We are exposed to credit risk on our derivatives because of potential counterparty nonperformance. The degree of counterparty credit risk on derivatives depends on our selection of counterparties and the extent to which we use netting arrangements and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. The following is a description of the specific measures we employ by derivative type.

Cleared Derivatives
We are subject to nonperformance by the clearinghouses. The requirement that we post initial and variation margin to the clearinghouse through the clearing member exposes us to institutional credit risk in the event that the clearing member or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates certain credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily through a clearing member based on changes in the value of cleared derivatives. The Seattle Bank does not anticipate any credit losses on its cleared derivatives.
Bilateral Derivatives
We are exposed to nonperformance by the counterparties to bilateral derivative agreements. We require netting arrangements to be in place for all bilateral counterparties. These arrangements include provisions for netting exposures across all transactions with that counterparty. The arrangements also contain collateral delivery thresholds requiring the counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit. The amount of net unsecured credit exposure that is permissible with respect to each bilateral counterparty depends on the credit rating of that counterparty. The Seattle Bank does not anticipate any credit losses on its bilateral derivative agreements.
We define "maximum counterparty credit risk" on our derivatives to be the estimated cost of replacing derivatives in a net asset position if the counterparty defaults. For this calculation, we assume the related non-cash collateral, if any, has no value. In determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of December 31, 2013 and 2012, our maximum counterparty credit risk, taking into consideration netting arrangements, was $76.4 million and $105.6 million, including $39.9 million and $38.7 million of net accrued interest receivable. We held $21.9 million of cash collateral and no cash collateral from our counterparties for net credit risk exposures of $54.5 million and $105.6 million as of December 31, 2013 and 2012. We also held $16.6 million and $86.5 million of securities collateral, consisting of GSE and U.S. Treasury securities, from our counterparties as of December 31, 2013 and 2012. We do not include the fair value of securities collateral from our counterparties in our derivative asset or liability balances on our statements of condition. Changes in maximum counterparty credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.
Certain of our bilateral derivative agreements include provisions that require us to maintain an investment-grade rating from each of the major credit-rating agencies. If our rating were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our bilateral derivative agreements could request immediate and ongoing collateralization on derivatives in net liability positions or early terminate existing positions. The aggregate fair value of our bilateral derivative instruments with credit-risk contingent features that were in a liability position as of December 31, 2013 was $119.4 million, for which we posted collateral of $67.8 million in the normal course of business. If the Seattle Bank's standalone credit rating had been lowered by one rating level (i.e., from "AA" to "A"), as of December 31, 2013, we would have been required to deliver up to $31.2 million of additional collateral to our derivative counterparties.
The following tables present by credit rating, as applicable, the total notional and credit exposure with those counterparties with which we had credit exposure (i.e., derivatives in a net asset position on our statements of condition) as of December 31, 2013 and 2012.

	As of December 31, 2013
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
A	$6,127,013	$28,736	(1)	$16,632	$12,104
Cleared derivatives (3)	5,312,661	25,758	(2)	—	25,758
Total	$11,439,674	$54,494		$16,632	$37,862

	As of December 31, 2012
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
A	$3,400,504	$105,582	(1)	$86,470	$19,112
Total	$3,400,504	$105,582		$86,470	$19,112

(1)	As reflected in our derivative asset balances, we held $21.9 million cash collateral as of December 31, 2013. We held no cash collateral as of December 31, 2012.
(2)	Represents derivative transactions cleared with a clearinghouse.
(3)	Exposure represents initial and variation margins, changes in fair value, and net interest receivable/payable.

The following table presents our derivative asset and liability positions by counterparty credit ratings, presented by the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's headquarters (or, as applicable, the domicile of its parent), as of December 31, 2013.

	As of December 31, 2013
Derivative Assets and Liabilities by Counterparty Credit Rating	Notional Amount	AA	A or Equivalent	BBB	Cleared	Total
(in thousands)
Counterparties in net derivative asset positions:
Domestic	$9,573,474	$—	$27,953	$—	$25,758	$53,711
Total	9,573,474	—	27,953	—	25,758	53,711
U.S. branches and agency offices of foreign commercial banks
United Kingdom	1,866,200	—	783	—	—	783
Total	1,866,200	—	783	—	—	783
Total counterparties in net derivative asset positions	$11,439,674	$—	$28,736	$—	$25,758	$54,494
Counterparties in net derivative liability positions:
Domestic	$4,625,958	$101	$10,225	$3,704	$—	$14,030
U.S. subsidiaries of foreign commercial banks	835,389	—	6,600	—	—	6,600
Total	5,461,347	101	16,825	3,704	—	20,630
U.S. branches and agency offices of foreign commercial banks
Germany	2,358,697	—	20,118	—	—	20,118
France	3,510,590	—	772	—	—	772
Switzerland	428,000	—	10,063	—	—	10,063
Total	6,297,287	—	30,953	—	—	30,953
Total counterparties in net derivative liability positions	$11,758,634	$101	$47,778	$3,704	$—	$51,583
Total notional	$23,198,308
We believe that the credit risk on our bilateral and cleared derivative agreements is relatively modest because we contract with counterparties that are of high credit quality and we have collateral and netting arrangements in place with each counterparty.

Consolidated Obligations and Other Funding Sources
Our principal sources of funding are consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance as our agent and, to a significantly lesser extent, additional funding sources include the issuance of capital stock, deposits, and other borrowings. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations on which we are the primary obligor.
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
With callable debt, we have the option to repay the obligation without penalty prior to the contractual maturity date of the debt obligation, while with bullet debt, we generally repay the obligation at maturity. Our callable debt is predominantly fixed interest-rate debt that may be used to fund our fixed interest-rate assets or that may be swapped to LIBOR and used to fund variable interest-rate advances and investments. The call feature embedded in the interest-rate swap is generally matched to the call feature in the consolidated obligation, giving the swap counterparty the right to cancel the swap under certain circumstances. To the extent we continue to have variable interest-rate advances or investments, or other short-term assets, we attempt to replace the called debt with new callable debt that is generally swapped to LIBOR. When appropriate, we use this type of structured funding to reduce our funding costs and manage our liquidity and interest-rate risk.
The following table summarizes the carrying value of our consolidated obligations by type as of December 31, 2013 and 2012.

	As of	As of
Carrying Value of Consolidated Obligations	December 31, 2013	December 31, 2012
(in thousands)
Discount notes	$14,989,009	$21,417,653
Bonds	17,413,887	10,496,762
Total	$32,402,896	$31,914,415

The following table summarizes the outstanding balances, weighted-average interest rates, and highest outstanding monthly ending balance on our short-term debt (i.e., consolidated obligations with original maturities of one year or less from issuance date) as of and for the years ended December 31, 2013 and 2012.

	As of and for the Years Ended
	December 31, 2013		December 31, 2012
	Consolidated Obligations		Consolidated Obligations
Short-Term Debt	Discount Notes	Bonds with Original Maturities of One Year or Less	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$14,990,400	$4,440,000	$21,421,443	$500,000
Weighted-average interest rate as of period end	0.08%	0.14%	0.12%	0.14%
Daily average outstanding for the period (par)	$16,832,830	$3,421,339	$17,009,358	$2,451,420
Weighted-average interest rate for the period	0.07%	0.15%	0.09%	0.14%
Highest outstanding balance at any month-end for the period	$21,095,990	$5,190,000	$21,697,383	$5,606,000

Our outstanding consolidated obligation discount notes decreased by 30.0%, to a par amount of $15.0 billion as of December 31, 2013, from $21.4 billion as of December 31, 2012, and our outstanding consolidated obligation bonds increased by 70.0% to a par amount of $17.3 billion as of December 31, 2013, from $10.2 billion as of December 31, 2012. The decrease in consolidated obligation discount notes and increase in consolidated obligation bonds reflected the increase in medium- to longer-term advances and investments in 2013 that were funded with similar term-to-maturity consolidated obligation bonds, as well as our shift from consolidated obligation discount notes to short-term consolidated obligation bonds hedged with interest-rate swaps, reflecting the favorable cost of this structured funding compared to consolidated obligation discount notes.
The following table summarizes our consolidated obligation bonds by interest-rate type as of December 31, 2013 and 2012.

	As of December 31, 2013		As of December 31, 2012
Interest-Rate Payment Terms	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
(in thousands, except percentages)
Fixed	$14,456,920	83.4	$8,830,385	86.6
Step-up (1)	1,714,200	9.9	1,162,000	11.4
Variable	925,000	5.3	—	—
Capped variable	200,000	1.2	200,000	2.0
Range (2)	30,000	0.2	—	—
Total par value	$17,326,120	100.0	$10,192,385	100.0

(1)	The interest rates on step-up consolidated obligation bonds are fixed rates that increase at contractually specified dates.
(2)	The interest rates on range consolidated obligation bonds are fixed rates that are subject to a LIBOR range.

Fixed interest-rate consolidated obligation bonds increased by $5.6 billion, to $14.5 billion, as of December 31, 2013, from December 31, 2012, due to our increased use of structured funding, particularly during the first half of 2013 and in December 2013. Variable interest-rate consolidated obligation bonds (including step-up and range consolidated obligation bonds) increased by $1.5 billion, to $2.8 billion, as of December 31, 2013, from December 31, 2012. Step-up consolidated obligation bonds outstanding increased due to an increase in investor demand during 2013 and the resulting favorable cost to issue. Our variable interest-rate consolidated obligation bonds were issued to partially fund variable interest-rate advances made to members in second quarter 2013.
The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity as of December 31, 2013 and 2012.

	As of December 31, 2013		As of December 31, 2012
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$6,001,500	1.05	$2,428,615	2.36
Due after one year through two years	1,584,660	0.92	1,161,500	4.77
Due after two years through three years	2,318,500	1.03	696,160	1.67
Due after three years through four years	1,565,000	1.59	386,500	3.89
Due after four years through five years	2,036,650	1.72	1,365,000	1.70
Thereafter	3,819,810	2.90	4,154,610	2.93
Total par value	17,326,120	1.57	10,192,385	2.79
Premiums	3,846		3,912
Discounts	(8,940)		(11,310)
Hedging adjustments	92,841		311,789
Fair value option valuation adjustments	20		(14)
Total	$17,413,887		$10,496,762

The weighted-average interest rate on our consolidated obligation bonds significantly decreased to 1.57% as of December 31, 2013, from 2.79% as of December 31, 2012, primarily due to the significant increase in consolidated obligation bonds in the less-than-one year through four-year terms to maturity and the generally favorable cost to issue structured funding (consisting of consolidated obligation bonds hedged with interest-rate swaps) in those term-to-maturity periods, compared to consolidated obligation discount notes (in the less-than-one year term-to-maturity).

Our callable consolidated obligation bonds outstanding increased by $2.3 billion, to $6.0 billion, as of December 31, 2013, compared to December 31, 2012. However, due to the volume of non-callable consolidated obligation bonds issued during 2013, callable consolidated obligation bonds as a percentage of total consolidated obligation bonds declined as of December 31, 2013, to 34.9%, compared to 36.7% as of December 31, 2012.
Other Funding Sources
Member deposits are a source of funds for the Seattle Bank that offer our members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us and, as a result, these balances fluctuate. Deposits decreased by $131.3 million, to $410.1 million as of December 31, 2013, compared to $541.4 million as of December 31, 2012. Demand deposits comprised the largest percentage of deposits, representing 68.2% and 72.1% of deposits as of December 31, 2013 and 2012. Deposit levels and types of deposits generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.

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
Capital Resources
Our total capital decreased by $433.6 million, to $1.1 billion, as of December 31, 2013, from December 31, 2012. This decrease resulted primarily from the transfer of $584.1 million of Bank of America Oregon, N.A.'s capital stock from equity to mandatorily redeemable capital stock liability due to its change in membership status, from repurchases of Class A and Class B stock classified as equity, and from our dividend payments. This decrease was partially offset by improvements in the fair values of our AFS PLMBS determined to be other-than-temporarily impaired and our 2013 net income.
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A (which we cannot currently issue) and Class B. All of our capital stock is issued, redeemed, repurchased, and transferred between members at $100 per share. Pursuant to our Capital Plan, Class B capital stock satisfies both the membership stock purchase and activity stock purchase requirements, while Class A capital stock satisfies only the activity purchase requirement. Class A capital stock has a six-month statutory redemption period, and Class B capital stock has a five-year statutory redemption period. The following table details our outstanding capital stock as of December 31, 2013 and 2012.

	As of December 31, 2013		As of December 31, 2012
Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Capital stock classified within equity on the statements of condition	$45,241	$877,736	$109,222	$1,463,045
Capital stock classified as mandatorily redeemable capital stock within liabilities on the statements of condition	66,821	1,680,869	28,023	1,158,181
Total capital stock	$112,062	$2,558,605	$137,245	$2,621,226

Our Capital Plan provides for an excess stock pool, which comprises the aggregate amount of excess stock (i.e., stock not being used for membership or activity requirements) held by all of our shareholders. The excess stock pool enables a member, when receiving advances from us, to satisfy its advance stock purchase requirement by relying on capital that is associated with total outstanding excess stock rather than purchasing additional stock in the Seattle Bank. As of December 31, 2013, $3.7 million of outstanding advances were obtained by members using our excess stock pool. See Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on our capital stock, including membership stock purchase and activity stock purchase requirements and the requirements for utilization of the excess stock pool.

In September 2012, the FHFA approved our proposal for an excess capital stock repurchase program and granted us the authority to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share), provided: (1) our financial condition—measured primarily by our MVE-to-PVCS ratio—does not deteriorate; (2) the excess stock repurchases from the bank's shareholders are handled on a pro-rata basis; and (3) we receive FHFA non-objection for each quarter's repurchase. The approval for the excess stock repurchase program does not impact the terms of the Amended Consent Arrangement, which generally restrict us from redeeming or repurchasing capital stock without FHFA non-objection. In 2013, we repurchased $96.4 million of excess capital stock through our quarterly program and have repurchased a total of $146.8 million of excess capital stock since implementing the program. In 2013, we also repurchased $2.1 million of excess Class B capital stock originally purchased on or after October 27, 2010 for activity purposes. Our ability to repurchase excess capital stock meeting these time and purpose criteria could increase the likelihood that members will purchase incremental capital stock to support new advances. See Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for a tabular presentation of our 2013 and 2012 excess capital stock repurchases.
In addition, in February 2014, following FHFA non-objection, we announced that we will repurchase up to $100 million of excess capital stock during first quarter 2014. The pro-rata repurchases will include up to $25 million of excess capital stock from across our shareholder base and up to $75 million of excess capital stock on which the redemption waiting period has been satisfied.
Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to a liability when a member submits a written request for redemption of excess capital stock, formally gives notice of intent to withdraw from membership, or otherwise attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Reclassifications are recorded at fair value on the date the written redemption request is received or the effective date of attaining non-member status. On a quarterly basis, we evaluate the outstanding excess stock balances (i.e., stock not being used to fulfill either membership or activity stock requirements) of members with outstanding redemption requests and adjust the amount of capital stock classified as a liability accordingly.
The following table presents the amount of mandatorily redeemable capital stock by year of scheduled redemption as of December 31, 2013. The year of redemption in the table reflects (1) the end of the six-month or five-year contractual redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of December 31, 2013
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$—	$20,074
One year through two years	—	5,258
Two years through three years	—	40,639
Three years through four years	—	6,421
Thereafter	—	576,575
Past contractual redemption date due to remaining activity (1)	226	40,641
Past contractual redemption date due to regulatory action (2)	66,595	991,261
Total	$66,821	$1,680,869

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates. Dates assume payments of advances and mortgage loans at final maturity.

(2)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of FHFA restrictions limiting our ability to redeem capital stock.

The number of shareholders with mandatorily redeemable capital stock decreased to 80 as of December 31, 2013, from 86 as of December 31, 2012, due to our excess stock repurchase program. The Class B capital stock in the "Mandatorily Redeemable Capital Stock—Redemptions by Date" table above includes $731.0 million and $570.4 million in Class B capital stock held by nonmembers JPMorgan Chase Bank, N.A. and BANA.

Dividends and Retained Earnings
Our retained earnings represent our accumulated net income after the payment of dividends to our members. We reported retained earnings of $287.1 million as of December 31, 2013, compared to $226.1 million as of December 31, 2012. The increase in retained earnings was due to our 2013 net income, partially offset by our 2013 dividend payments. We paid no dividends in the first half of 2013 or in 2012.
Dividends
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from unrestricted retained earnings or current earnings, unless otherwise prohibited. In July and October 2013, our Board declared a $0.025 per share cash dividend based on second quarter and third quarter 2013 net income. The dividends, which were paid on July 30 and October 30, 2013, totaled $464,000 and were based on average Class A and Class B stock outstanding during second and third quarters of 2013. We declared and paid no dividends on our Class A or Class B capital stock during 2012. In conjunction with the dividend payments noted above, we also paid $0.025 per share on our capital stock classified as mandatorily redeemable capital stock liability on our statements of condition. The 2013 payments, which were recorded as interest expense on our statements of income, totaled $898,000, were based on average Class A and Class B mandatorily redeemable capital stock outstanding during second and third quarters of 2013.
In addition, on February 19, 2014, our Board declared a $0.025 per share cash dividend, based on fourth quarter 2013 net income. The dividend, which was paid on February 28, 2014, totaled $672,000, $231,000 of which was recorded as dividends on capital stock and $441,000 of which was recorded as interest expense on mandatorily redeemable capital stock and was based on average Class A and Class B stock outstanding during fourth quarter 2013.
See "—Capital Classification" and "—Consent Arrangements" below, "Part I. Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends," and Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on dividends and dividend restrictions.
Retained Earnings
We reported retained earnings of $287.1 million as of December 31, 2013, an increase of $61.0 million from $226.1 million as of December 31, 2012, primarily due to our net income for the year ended December 31, 2013, partially offset by our 2013 dividend payments. In accordance with the Capital Agreement, during 2013, we allocated $12.3 million of our net income to restricted retained earnings and $49.2 million to unrestricted retained earnings. As of December 31, 2013, our restricted retained earnings balance totaled $50.9 million. See Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report for additional detail relating to the Capital Agreement.
AOCL
Our AOCL decreased to $71.8 million as of December 31, 2013, from $226.5 million as of December 31, 2012, primarily due to improvements in market prices of our AFS investments determined to be other-than-temporarily impaired. AOCL was also impacted by changes in the fair value of our other AFS securities, non-credit OTTI accretion on HTM securities, and to a significantly lesser extent, pension benefits. See Statements of Comprehensive Income and Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report for additional detail relating to AOCL for the years ended December 31, 2013, 2012, and 2011.
Statutory Capital Requirements
We are subject to three capital requirements under our Capital Plan and FHFA rules and regulations: risk-based capital, total regulatory capital ratio, and leverage capital ratio. We complied with all of these statutory capital requirements as of December 31, 2013 and 2012.

•
Risk-based capital. We must maintain at all times permanent capital, defined as Class B capital stock (including mandatorily redeemable Class B capital stock) and retained earnings, in an amount at least equal to the sum of our credit risk, market risk, and operational risk capital requirements, all of which are calculated in accordance with the rules and regulations of the FHFA.

•
Total regulatory capital-to-assets ratio. We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.0%. In addition, since 2007, our Board has required us to maintain a minimum regulatory capital-to-assets ratio of 4.05%. Total regulatory capital is the sum of permanent capital, Class A capital stock (including mandatorily redeemable Class A capital stock), any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the FHFA as available to absorb losses.

•
Leverage capital-to-assets ratio. We are required to maintain at all times a leverage capital-to-assets ratio of at least 5.0%. Leverage capital is defined as the sum of: (1) permanent capital weighted by a 1.5 multiplier plus (2) all other capital without a weighting factor.

The following table presents our regulatory capital requirements compared to our actual capital position as of December 31, 2013 and 2012.

	As of December 31, 2013		As of December 31, 2012
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,362,625	$2,845,695	$1,302,350	$2,847,334
Total capital-to-assets ratio	4.00%	8.25%	4.00%	8.43%
Total regulatory capital (1)	$1,434,813	$2,957,757	$1,416,740	$2,984,579
Leverage capital-to-assets ratio	5.00%	12.21%	5.00%	12.45%
Leverage capital	$1,793,516	$4,380,605	$1,770,924	$4,408,246

(1)	Total regulatory capital includes mandatorily redeemable capital stock and excludes AOCL. The FHFA may require us to maintain capital levels in excess of the regulatory minimum.
The following table presents our permanent capital and risk-based capital requirements as of December 31, 2013 and 2012.

	As of	As of
Permanent Capital and Risk-Based Capital Requirements	December 31, 2013	December 31, 2012
(in thousands)
Permanent capital:
Class B capital stock	$877,736	$1,463,045
Mandatorily redeemable Class B capital stock	1,680,869	1,158,181
Retained earnings	287,090	226,108
Permanent capital	2,845,695	2,847,334
Risk-based capital requirement:
Credit risk	905,892	956,576
Market risk	142,281	45,232
Operational risk	314,452	300,542
Risk-based capital requirement	1,362,625	1,302,350
Risk-based capital surplus	$1,483,070	$1,544,984

Our risk-based capital requirement slightly increased as of December 31, 2013, compared to December 31, 2012, primarily due to the impact of increases in the long-term interest rates in the scenario used to determine the market-risk component of our risk-based capital requirement. This increase was partially offset by a decrease in the credit-risk requirement, which was primarily due to the declining balance of our mortgage loan portfolio. Because the credit-risk charge against the conventional mortgage loans in our portfolio is 34% of unpaid principal, principal repayments on these loans have a significant favorable effect on the credit-risk component of the risk-based capital requirement.
Capital Classification
In August 2009, under the FHFA's prompt corrective action (PCA) regulations, we received a capital classification of undercapitalized from the FHFA, due to, among other things, our risk-based capital deficiencies as of December 31, 2008, March 31, 2009, and June 30, 2009, the deterioration in the value of our PLMBS and the amount of AOCL stemming from that deterioration, the level of our retained earnings in comparison to AOCL, and our MVE compared to PVCS. This capital classification subjected the bank to a number of restrictions, including limitations on asset growth and repurchasing, redeeming, and paying dividends on capital stock.

In September 2012, the FHFA reclassified the Seattle Bank to adequately capitalized. This capital classification change meant that we were no longer subject to the mandatory and discretionary restrictions imposed by the PCA regulations, including limitations on asset growth. At the time of the reclassification, we remained subject to the requirements and restrictions in the 2010 Consent Arrangement, and currently are subject to the requirements and restrictions in the Amended Consent Arrangement. Until the FHFA determines that we have met the requirements of the Amended Consent Arrangement, we expect to continue to be required to obtain FHFA non-objection prior to redeeming, repurchasing, or paying dividends on capital stock.
Consent Arrangements
In October 2010, the Seattle Bank entered into the 2010 Consent Arrangement, which set forth certain requirements regarding our financial performance, capital management, asset composition, and other operational and risk management, and placed restrictions on our redemptions and repurchases of capital stock and our payment of dividends. Since 2010, we have developed and implemented numerous plans and policies to address the 2010 Consent Arrangement requirements and remediate associated supervisory concerns, and our financial performance has improved significantly since then.
In November 2013, the Seattle Bank entered into the Amended Consent Arrangement with the FHFA, which superseded the 2010 Consent Arrangement. Although the Amended Consent Arrangement requires us to continue adhering to the terms of plans and policies that we adopted to address the 2010 Consent Arrangement requirements, we are no longer subject to other requirements, including minimum financial metrics and detailed monthly tracking and reporting,
The Amended Consent Arrangement requires that:

•
We develop and submit an asset composition plan acceptable to the FHFA for increasing advances and other CMA assets as a proportion of our consolidated obligations and, upon approval by the FHFA, implement such plan;

•	We obtain written non-objection from the FHFA prior to repurchasing or redeeming any excess capital stock or paying dividends on our capital stock; and

•	Our Board monitors our adherence to the Amended Consent Arrangement.
In December 2013, we submitted our strategic plan to the FHFA identifying the steps we would take to achieve certain CMA asset benchmarks. Key components of our plan include identifying opportunities to increase advances with both existing and new members and developing programs to increase other CMA assets. We expect that the FHFA's approval of this strategic plan (or a subsequent version of the plan) would satisfy the Amended Consent Arrangement requirement related to the growth of our CMA assets. If we fail to submit a plan acceptable to the FHFA or fall short in the execution of a plan accepted by the FHFA, we could be subject to imposition of additional requirements or conditions by the FHFA, any of which could adversely impact our financial condition and results of operations. The Amended Consent Arrangement will remain in effect until modified or terminated by the FHFA and does not prevent the FHFA from taking any other action affecting the Seattle Bank that, at the sole discretion of the FHFA, it deems appropriate in fulfilling its supervisory responsibilities.
See "Part I. Item 1A. Risk Factors" in this report for further discussion of the Amended Consent Arrangement.
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

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans, or other securities that are issued by the U.S. government or its agencies, and securities in which fiduciary and trust funds may invest under the laws of the state in which the FHLBank is located. We were in compliance with this requirement as of December 31, 2013 and 2012.
Deposit Reserve Requirement
The following table presents the components of our deposit reserve requirement as of December 31, 2013 and 2012.

	As of	As of
Deposit Reserve Requirement	December 31, 2013	December 31, 2012
(in thousands)
Total eligible deposit reserves	$11,003,079	$7,167,710
Less: Total member deposits	(410,112)	(541,408)
Excess deposit reserves	$10,592,967	$6,626,302

Operational Liquidity Requirement
FHFA regulation also requires us to establish a day-to-day operational liquidity policy, including a methodology for determining our operational liquidity needs and an enumeration of specific types of investments to be held for such liquidity purposes. Unlike contingency liquidity, operational liquidity includes ongoing access to the capital markets. We maintained operational liquidity in accordance with federal laws and regulations and policies established by our Board at all times during 2013 and 2012.
Contingency Liquidity Requirements
Contingency liquidity requirements are intended to ensure that we have sufficient sources of funding to meet our operational requirements when our access to the capital markets, including our ability to issue consolidated obligations, is impeded for a maximum of five business days due to, among other things, a market disruption, operations failure, or problem with our credit quality. We have satisfied our contingency liquidity requirements if our contingent liquidity sources exceed or are equal to our contingent liquidity needs for a period of five consecutive business days. We met our contingency liquidity requirements at all times during during 2013 and 2012.
The following table summarizes our liquidity reserves to protect against contingency liquidity risk as of December 31, 2013.

As of
Contingency Liquidity Reserves	December 31, 2013
(in thousands)
Total contingency liquidity reserves (1)	$17,358,000
Total requirement (2)	(2,937,000)
Excess contingency liquidity reserves	$14,421,000

(1)
Includes, among others, cash, overnight federal funds sold, securities purchased under agreements to resell, advances maturing within five days, and certain AFS and HTM securities (discounted by between 5% and 20%, depending on the instrument), and expected mortgage loan principal payments.

(2)	Includes net liabilities maturing within five days, including consolidated obligation bonds and discount notes and deposits.

Furthermore, we comply with the FHFA guidance requiring each FHLBank to maintain sufficient liquidity, through short-term or other investments, in an amount at least equal to its anticipated cash outflows under two different scenarios. One scenario assumes that an FHLBank cannot access the capital markets for 15 calendar days and that, during that time, members do not renew any maturing, prepaid, or called advances. The second scenario assumes that an FHLBank cannot access the capital markets for five calendar days and that during that period an FHLBank will automatically renew maturing or called advances for all members except very large, highly rated members. To comply with this liquidity guidance and to ensure adequate liquidity availability for member advances, since fourth quarter 2008, we have held larger-than-normal balances of overnight federal funds and securities purchased under agreements to resell and have lengthened the maturity of consolidated obligation discount notes used to fund many of these investments.

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
See "Part I. Item 1. Business—Liquidity Requirements" and Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report for additional information on liquidity requirements.
Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of December 31, 2013.

	As of December 31, 2013
	Payments Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Contractual obligations:
Consolidated obligation bonds (at par) (1)	$6,001,500	$3,903,160	$3,601,650	$3,819,810	$17,326,120
Mandatorily redeemable capital stock	1,118,797	45,897	411,411	171,585	1,747,690
Operating leases	1,515	3,585	3,488	9,212	17,800
Pension and post-retirement contributions	3,143	—	—	—	3,143
Total contractual obligations	$7,124,955	$3,952,642	$4,016,549	$4,000,607	$19,094,753
Other commitments:
Standby letters of credit	$469,670	$19,171	$2,025	$—	$490,866
Unused lines of credit and other commitments	10,000	—	—	—	10,000
Commitments to fund additional advances	200	—	—	—	200
Other commitments (2)	302,000	—	—	—	302,000
Total other commitments	$781,870	$19,171	$2,025	$—	$803,066

(1)	Does not include interest payments on consolidated obligation bonds and is based on contractual maturities; the actual timing of payments could be affected by redemptions.
(2)	Includes $152.0 million of commitments to purchase investment securities and $150.0 million of letter of credit participation with the FHLBank of Atlanta as of December 31, 2013.

In addition, as of December 31, 2013, we had $315.0 million in unsettled agreements to issue consolidated obligation bonds and unsettled interest-exchange agreements with a notional amount of $65.0 million.

Results of Operations for the Years Ended December 31, 2013, 2012, and 2011
We recorded $61.4 million, $70.8 million, and $89.7 million of net income for the years ended December 31, 2013, 2012, and 2011. Net income decreased by $9.4 million in 2013, compared to 2012, primarily due to lower gains on our derivatives and hedging activities, increased compensation and benefits expense, and a write-off of software, partially offset by an increase in net interest income and a decrease of $9.3 million in additional credit losses on our PLMBS determined to be other-than-temporarily impaired. The decline in net income in 2012, compared to 2011, primarily reflected the impact of a $77.0 million gain on our sale of mortgage loans in 2011, with no similar transactions in 2012 (or 2013), partially offset by lower additional credit-related losses on our PLMBS determined to be other-than-temporarily impaired. We recorded gains on derivatives and hedging activities of $4.8 million, $36.8 million, and $85.9 million in 2013, 2012, and 2011. The year-over-year declines were primarily due to the effect of the maturing in 2012 of interest-rate swaps hedging certain of the bank's AFS securities and ineffectiveness in other hedging relationships, primarily those hedging long-term consolidated obligation bonds. We recorded $1.8 million, $11.1 million, and $91.2 million of additional credit losses on our PLMBS for the years ended December 31, 2013, 2012, and 2011. The additional credit losses in each year were due to changes in assumptions regarding delinquency rates, foreclosure rates, loss severity rates, actual and future housing prices, and other economic factors, and their adverse effects on the mortgages underlying these securities. Net income in all periods was favorably impacted by the accretion of previously recorded OTTI credit losses due to increased yields on previously impaired PLMBS with significant increases in cash flow. The accretion attributable to the increases in expected cash flows, which is recorded in investment interest income, totaled $21.3 million, $14.6 million, and $5.0 million for the years ended December 31, 2013, 2012, and 2011.

We reported net interest income after benefit/(provision) for credit losses of $138.5 million, $125.9 million, and $102.7 million for the years ended December 31, 2013, 2012, and 2011. Net interest income increased in 2013 and 2012, compared to the previous periods, primarily due to lower debt funding costs and changes in our investment mix, including a shift from short-term unsecured investments into medium- and long-term investments, such as agency MBS, state housing agency bonds, and other guaranteed bonds, which resulted in higher income from investments, and to the decreasing effect of premium amortization on certain of our AFS securities due to maturities of these investments. As noted above, net interest income in all periods was also favorably impacted by the accretion of previously recorded OTTI credit losses due to increased yields on previously impaired PLMBS with significant increases in cash flow. The increases in net interest income in 2013 and 2012, compared to the previous periods, were partially offset by lower interest income from our mortgage loans held for portfolio due to their declining balances, and, in 2012 compared to 2011, lower returns on our short-term and variable interest-rate investments.
We recorded a benefit for credit losses of $1.1 million and $2.9 million for the years ended December 31, 2013 and 2012 and a provision for credit losses of $3.9 million in 2011. The partial releases of the allowance for credit losses in 2013 and 2012 resulted from more favorable estimates of future credit losses, primarily related to improvements in housing prices, and in 2012, the favorable impact of mortgage loan repurchases by the institution that had sold us the loans.
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
Our net interest income derives from the following sources:

•
net interest-rate spread, which is the difference between the interest earned on advances, investments, and mortgage loans, and the interest accrued or paid on the consolidated obligations, deposits, and other borrowings funding those assets; and

•	earnings from capital, which is the return from investing our members' capital and retained earnings.
The sum of our net interest-rate spread and our earnings from capital, when expressed as a percentage of the average balance of interest-earning assets, equals our net interest margin. When we evaluate our net interest income and net interest margin, we exclude the (benefit)/provision for credit losses as this amount is not a component of net interest spread or earnings on capital.
The following table summarizes the average rates of various interest-rate indices that impacted our interest-earning assets and interest-bearing liabilities in 2013, 2012, and 2011 and such indices' ending rates as of December 31, 2013, 2012, and 2011.

	Average Rate			Ending Rate
	For the Years Ended December 31,			As of December 31,
Market Instrument	2013	2012	2011	2013	2012	2011
(in percentages)
Federal funds effective rate	0.11	0.14	0.10	0.07	0.09	0.04
3-month Treasury bill	0.05	0.08	0.04	0.07	0.04	0.01
1-month LIBOR	0.19	0.24	0.23	0.17	0.21	0.30
3-month LIBOR	0.27	0.43	0.34	0.25	0.31	0.58
2-year U.S. Treasury note	0.30	0.27	0.44	0.38	0.25	0.24
5-year U.S. Treasury note	1.16	0.75	1.50	1.74	0.72	0.83
10-year U.S. Treasury note	2.33	1.78	2.76	3.03	1.76	1.88

The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2013, 2012, and 2011. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$10,374,597	$75,425	0.73	$9,537,115	$97,311	1.02	$11,793,589	$125,143	1.06
Mortgage loans	916,176	48,450	5.29	1,203,265	62,569	5.20	2,287,995	115,485	5.05
Investments *	25,535,803	157,853	0.62	25,874,638	156,379	0.60	30,651,664	131,923	0.43
Other interest-earning assets	67,130	79	0.08	52,508	76	0.15	91,277	99	0.11
Total interest-earning assets	36,893,706	281,807	0.76	36,667,526	316,335	0.86	44,824,525	372,650	0.83
Other assets	75,927			(225,644)			(339,154)
Total assets	$36,969,633			$36,441,882			$44,485,371
Interest-bearing liabilities:
Consolidated obligations	$33,187,192	143,429	0.43	$33,024,431	193,203	0.59	$41,250,756	269,042	0.65
Deposits	446,032	146	0.03	400,737	140	0.04	341,928	100	0.03
Mandatorily redeemable capital stock	1,637,840	898	0.05	1,118,433	—	—	1,043,930	—	—
Other borrowings	156	—	0.11	148	—	0.21	274	—	0.09
Total interest-bearing liabilities	35,271,220	144,473	0.41	34,543,749	193,343	0.56	42,636,888	269,142	0.63
Other liabilities	479,392			477,944			540,410
Capital	1,219,021			1,420,189			1,308,073
Total liabilities and capital	$36,969,633			$36,441,882			$44,485,371
Net interest income		$137,334			$122,992			$103,508

Interest-rate spread		$124,941	0.35		$104,670	0.30		$85,321	0.20
Earnings from capital		12,393	0.02		18,322	0.04		18,187	0.03
Net interest margin		$137,334	0.37		$122,992	0.34		$103,508	0.23

*
Investments include securities purchased under agreements to resell, federal funds sold, and HTM and AFS securities. The average balances of HTM and AFS securities are reflected at amortized cost; therefore, the resulting yields do not include changes in fair value or the non-credit component of a previously recognized OTTI charge reflected in AOCL.

For the years ended December 31, 2013 and 2012, our average assets increased by $527.8 million and decreased by $8.0 billion, to $37.0 billion and $36.4 billion, compared to the previous periods. Average mortgage loans and investments declined in both 2013 and 2012, while average advances increased in 2013 after decreasing in 2012. Average mortgage loans declined in both 2013 and 2012 due to principal payments on mortgage loans and the sale of $1.3 billion of mortgage loans in July 2011. Average investments declined in 2012 due to our implementation of a dollar cap on our investments in early 2012. The increase in average advances in 2013 was primarily due to advance activity with Bank of America Oregon, N.A. in early 2013. The decline in average advances in 2012 was primarily due to lower advance demand and maturing advances. Since entering into the 2010 Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to work on plans to increase our advances and identify additional opportunities to increase our CMA assets. Since early 2012, we have maintained a dollar cap on our investments and have increased the amount of CMA investments, such as state housing agency bonds, as a percentage of our investment portfolio. The dollar cap on investments, an operating target which may change from time to time, was implemented to ensure that we continue to focus on increasing advances and other CMA assets, while maintaining strong liquidity levels, improving our income and retained earnings, and minimizing investment credit risk exposure.
For the years ended December 31, 2013 and 2012, compared to the previous periods, the average yields on our interest-earning assets decreased by 10 basis points and increased by 3 basis points, while the average cost of our interest-bearing liabilities decreased by 15 and 7 basis points. These changes drove increases in our interest-rate spread of 5 basis points, to 35 basis points, for the year ended December 31, 2013, compared to 2012, and 10 basis points, to 30 basis points, for the year ended December 31, 2012, compared to 2011. Our earnings from capital decreased to 2 basis points for the year ended December 31, 2013, from 4 basis points in 2012, after increasing by 1 basis point for the year ended December 31, 2012, compared to 2011.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the years ended December 31, 2013 and 2012, compared to the previous periods.

	For the Years Ended December 31,			For the Years Ended December 31,
	2013 vs. 2012 Increase (Decrease)			2012 vs. 2011 Increase (Decrease)
Changes in Volume and Rate	Volume *	Rate *	Total	Volume *	Rate *	Total
(in thousands)
Interest income:
Advances	$7,970	$(29,856)	$(21,886)	$(23,178)	$(4,654)	$(27,832)
Investments	(2,065)	3,561	1,496	(22,873)	47,329	24,456
Mortgage loans	(15,165)	1,046	(14,119)	(56,306)	3,390	(52,916)
Other loans	17	(36)	(19)	(50)	27	(23)
Total interest income	(9,243)	(25,285)	(34,528)	(102,407)	46,092	(56,315)
Interest expense:
Consolidated obligations	947	(50,721)	(49,774)	(50,009)	(25,830)	(75,839)
Deposits	15	(9)	6	19	21	40
Mandatorily redeemable capital stock	—	898	898	—	—	—
Total interest expense	962	(49,832)	(48,870)	(49,990)	(25,809)	(75,799)
Change in net interest income excluding (benefit) provision for credit losses	$(10,205)	$24,547	$14,342	$(52,417)	$71,901	$19,484

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense significantly decreased for the years ended December 31, 2013 and 2012, compared to the previous periods. In 2013, these declines were primarily due to significantly lower interest expense on the bank's consolidated obligation bonds and discount notes, partially offset by lower interest income on advances and from a declining balance of mortgage loans held for portfolio. The lower interest expense on consolidated obligations and lower interest income on advances were primarily due to lower rates paid or received on these instruments. In 2012, the declines were primarily due to significantly lower average balances in all asset categories and in consolidated obligations, as well as lower rates earned on our average advances and paid on our average consolidated obligations. In both 2013 and 2012, the decreases in interest expense more than offset the decreases in interest income, resulting in improvements in net interest income, compared to the previous periods.
Interest Income
The following table presents the components of our interest income by category of interest-earning asset and the year-over-year percentage change in each category for the years ended December 31, 2013, 2012, and 2011.

	For the Years Ended December 31,
Interest Income	2013	2012	Percent Increase/ (Decrease)	2011	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$69,520	$82,904	(16.1)	$105,550	(21.5)
Prepayment fees on advances, net	5,905	14,407	(59.0)	19,593	(26.5)
Subtotal	75,425	97,311	(22.5)	125,143	(22.2)
Investments	157,853	156,379	0.9	131,923	18.5
Mortgage loans	48,450	62,569	(22.6)	115,485	(45.8)
Interest-bearing deposits and other	79	76	3.9	99	(23.2)
Total interest income	$281,807	$316,335	(10.9)	$372,650	(15.1)

Interest income decreased significantly for the years ended December 31, 2013 and 2012, compared to the previous periods. Interest income declined in 2013 primarily due to significant decreases in yields earned on average advances, including lower prepayment fees, and lower average balances of mortgage loans and investments. Interest income declined in 2012 primarily due to significant decreases in average balances of advances, investments, and mortgage loans, due to lower advance demand and prepayments and maturities of advances and mortgage loans and the implementation of a dollar cap on our investments, partially offset by increases in the yield on investments and mortgage loans.
Advances
Interest income from advances, excluding prepayment fees on advances, decreased 16.1% and 21.5%, primarily due to significant declines in yields earned on advances for the years ended December 31, 2013 and 2012, compared to the previous periods, and for 2012, a significant decline in our average advance balance. Average advances increased by $837.5 million, or 8.8%, to $10.4 billion, for the year ended December 31, 2013, due to borrowings by Bank of America Oregon, N.A. in early 2013. Average advances decreased by $2.3 billion, or 19.1%, to $9.5 billion for the year ended December 31, 2012, compared to the previous period, primarily due to lower advance demand and maturing advances.
The average yield on advances, including prepayment fees on advances, decreased by 29 and 4 basis points, to 0.73% and1.02%, for the years ended December 31, 2013 and 2012, compared to the previous periods. The yields on advances for the years ended December 31, 2013 and 2012 were also impacted by increased prepayments of advances. Excluding prepayment fees, the average yield on advances for the years ended December 31, 2013, 2012, and 2011 was 0.67%, 0.87%, and 0.90%.
Prepayment Fees on Advances
For the years ended December 31, 2013, 2012, and 2011, we recorded net prepayment fee income of $5.9 million, $14.4 million, and $19.6 million, primarily resulting from fees charged to borrowers that prepaid advances totaling $305.4 million, $845.1 million, and $1.3 billion. Prepayment fees on hedged advances were partially offset by the cost of terminating interest-rate exchange agreements hedging those advances. See Note 7 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional detail on gross and net prepayment fees.
Investments
Interest income from investments, which includes short-term investments and AFS and HTM investments, increased by 0.9% and 18.5% for the years ended December 31, 2013 and 2012, compared to the previous periods. Average investments decreased by $338.8 million and $4.8 billion, to $25.5 billion and $25.9 billion, for the years ended December 31, 2013 and 2012, compared to the previous periods. Although the average yield on our investments increased by 2 and 17 basis points, to 0.62% and 0.60%, for the years ended December 31, 2013 and 2012, compared to the previous periods, the mix of investments within the portfolio changed significantly in both years when compared to the investment portfolio as of December 31, 2011. In 2013 and 2012, we shifted a portion of our investment mix from lower yielding short-term, unsecured investments to higher-yielding medium- and longer-term agency obligations and MBS and state housing agency investments. Further, although the total interest income from our PLMBS did not change materially for the years ended December 31, 2013, 2012, and 2011, the components of income from these investments changed significantly during this three-year period, with accretion of previously recorded OTTI credit losses comprising 51.5%, 33.8% and 11.6% of PLMBS interest income for the years ended December 31, 2013, 2012, and 2011. In addition, interest income on investments was favorably impacted during the years ended December 31, 2013 and 2012 by significant reductions in premium amortization on certain of our AFS securities, increasing interest income by $23.9 million and $19.0 million, compared to the previous periods, although the decreases in amortization were essentially offset by decreases in gains on the derivatives hedging these investments but recorded in other income (also see "—Other Income" below).
As part of our quarterly OTTI assessment, we analyze the cash flows of previously impaired PLMBS securities with no additional OTTI credit losses. If there is a significant increase in the expected cash flows of such a security, we adjust the yield on the security on a prospective basis. This adjusted yield is used to calculate the amount to be recognized into interest income over the remaining life of the PLMBS in order to match the amount and timing of future cash flows expected to be collected. As shown in the table below, we have adjusted a number of securities' yields in order to recognize the effect of favorable expected future cash flows and this recovery has become a material component in our investment income in recent periods. As of December 31, 2013, the amortized cost of our PLMBS includes $374.9 million of OTTI credit losses. Of this amount, as of December 31, 2013, unaccreted discount of $115.2 million will be accreted back to investment interest income on a level-yield basis due to adjustments to yields resulting from significant improvements in the cash flows of the securities.

The following table presents the components of our investment interest income, at a summary level for our non-MBS investments and in more detail for our MBS investments for the years ended December 31, 2013, 2012, and 2011.

	For the Years Ended December 31,
Components of Investment Interest Income	2013	2012	2011
(in thousands, except percentages)
Non-MBS	$46,732	$38,347	$23,051
MBS:
GSE and other U.S. agency	69,887	74,767	66,185
PLMBS:
Coupon and purchase premium amortization/discount accretion	21,663	30,723	40,632
Amount of net OTTI credit losses accreted during the period (1)	19,571	12,542	2,055
Total PLMBS	41,234	43,265	42,687
Total MBS	111,121	118,032	108,872
Total investment interest income	$157,853	$156,379	$131,923

(1)
Net OTTI credit losses accreted during the period includes accretion related to increases in yields due to significantly improved cash flows and OTTI credit loss present value accretion of $1.7 million, $2.1 million, and $2.9 million for the years ended December 31, 2013, 2012, and 2011.

Mortgage Loans
Interest income from mortgage loans held for portfolio decreased by 22.6% and 45.8% for the years ended December 31, 2013 and 2012, compared to the previous periods. The average balance of mortgage loans held for portfolio has significantly decreased since 2006, when we ceased purchasing mortgage loans, due to continuing repayments of principal and our July 2011 sale of $1.3 billion of conventional mortgage loans. The average balance of our mortgage loans held for portfolio decreased by $287.1 million and $1.1 billion, to $916.2 million and $1.2 billion, for the years ended December 31, 2013 and 2012, compared to previous periods. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.
Effective October 1, 2013, we changed our method of accounting for the amortization and accretion of premiums and discounts on our mortgage loans held for portfolio to the contractual interest method. Historically, we deferred and amortized premiums and accreted discounts as interest income using the retrospective interest method, which used both actual prepayment experience and estimates of future principal repayments in calculating the estimated lives of the assets. The impacts of this change on interest income from mortgage loans for the years ended December 31, 2013, 2012, and 2011 were an increase of $417,000, a decrease of $9,000, and an increase of $2.6 million (all of which have been reported through retroactive application throughout this report). The yield on our mortgage loans held for portfolio increased by 9 and 15 basis points, to 5.29% and 5.20%, for the years ended December 31, 2013 and 2012, compared to the previous periods, primarily due to the impact of changes in our amortization methodology and recognition of unamortized discounts due to mortgage loan repayments. The yields on our mortgage loans under our previous methodology were 5.24%, 5.19%, and 4.92% for the years ended December 31, 2013, 2012, and 2011. See "—Critical Accounting Policies and Estimates" and Note 2 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional detail on our change in methodology for amortizing and accreting to income the remaining premiums and discounts on our mortgage loans held for portfolio.
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our fourth quarter 2013 and 2012 analyses, we determined that the credit enhancements provided by our members in the form of the LRA and our previously recorded allowance for credit losses were in excess of the amounts required to absorb the expected credit losses on our mortgage loan portfolio. The resulting decreases of the allowance for credit losses as of December 31, 2013 and 2012 were due from more favorable estimates of future credit losses, primarily related to improvements in housing prices, and in 2012, the favorable impact of mortgage loan repurchases by the institution that had sold us the loans. The $6.3 million repurchase of mostly seriously delinquent mortgage loans resulted in a decrease of $1.5 million in our allowance for credit losses as of December 31, 2012. We recorded a provision for credit losses of $3.9 million for the year ended December 31, 2011.

Interest Expense
The following table presents the components of our interest expense by category of interest-bearing liability and the year-over-year percentage change in each category for the years ended December 31, 2013, 2012, and 2011.

	For the Years Ended December 31,
Interest Expense	2013	2012	Percent Increase/ (Decrease)	2011	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligation discount notes	$11,928	$16,364	(27.1)	$9,668	69.3
Consolidated obligation bonds	131,501	176,839	(25.6)	259,374	(31.8)
Deposits	146	140	4.3	100	40.0
Mandatorily redeemable capital stock	898	—	N/A	—	N/A
Total interest expense	$144,473	$193,343	(25.3)	$269,142	(28.2)

Consolidated Obligations
When we require funding with maturity terms of one year or less, we generally select the type of consolidated obligation based on whichever instrument—discount note or bond, sometimes paired with an accompanying derivative—is most beneficial to the bank. Costs by type of instrument vary, depending on market conditions, including investor demand and availability of competing products. Our strategy can result in significant changes in the average balances of our consolidated obligation bonds and discount notes over relatively short periods, particularly when large percentages of our assets and liabilities have terms to maturity of one year or less.
Consolidated Obligation Discount Notes
Interest expense on consolidated obligation discount notes decreased by 27.1% for the year ended December 31, 2013, compared to the previous period, primarily due to significant declines in the rates paid on our consolidated obligation discount notes. In 2012, interest expense on consolidated obligation discount notes increased by 69.3%, compared to the previous period, primarily due to increased average balances of our consolidated obligation discount notes, as we shifted a significant percentage of our debt portfolio to discount notes from bonds, and to slightly higher average rates paid during 2013. The average balance of our consolidated obligation discount notes decreased by 1.0% and increased by 27.3%, to $16.8 billion and $17.0 billion, for the years ended December 31, 2013 and 2012, compared to previous periods. The average cost of funds on such notes decreased by 3 basis points and increased by 3 basis points, to 0.07% and 0.10%, for the years ended December 31, 2013 and 2012, compared to the previous periods.
Consolidated Obligation Bonds
Interest expense on consolidated obligation bonds decreased by 25.6% and 31.8% for the years ended December 31, 2013 and 2012, compared to the previous periods, primarily due to significantly lower average costs of funds, and in 2012, a significantly lower average balance. The average balance of our consolidated obligation bonds increased by 2.1% and decreased by 42.6%, to $16.4 billion and $16.0 billion, for the years ended December 31, 2013 and 2012, compared to the previous periods. In 2013, average consolidated obligation bonds increased due to the increase in medium- to longer-term advances and investments that were funded with similar term-to-maturity consolidated obligation bonds, as well as our shift to the use of short-term consolidated obligation bonds hedged with interest-rate swaps, reflecting the favorable cost of this structured funding compared to consolidated obligation discount notes of similar maturities. In 2012, we shifted a significant percentage of our short-term debt portfolio into discount notes from bonds due to more the favorable execution costs of discount notes. This shift also affected the combined cost of funds rate on our consolidated obligations, as the lower interest-rate, short-term instruments matured and were replaced with discount notes rather than bonds. The average cost of funds on our consolidated obligation bonds decreased by 30 and increased by 17 basis points, to 0.80% and 1.10%, for the years ended December 31, 2013 and 2012, compared to the previous periods.
Deposits
Interest expense on deposits increased by 4.3% and 40.0%, to $146,000 and $140,000, for the years ended December 31, 2013 and 2012, compared to the previous periods. The average balance of deposits increased by $45.3 million and $58.8 million, to $446.0 million and $400.7 million, for the years ended December 31, 2013 and 2012, compared to previous periods. The average interest rate paid on deposits decreased by 1 basis point and increased by 1 basis point, to 0.03% and 0.04%, for the years ended December 31, 2013 and 2012, compared to the previous periods. Deposit levels generally vary based on our members' liquidity levels and market conditions, as well as the interest rates we pay on our deposits.
Effect of Derivatives and Hedging on Income
We use derivative instruments to manage our exposure to changes in interest rates and to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions and financial management strategies. We often use interest-rate exchange agreements to hedge fixed interest-rate advances and consolidated obligations by effectively converting the fixed interest rates to short-term variable interest rates (generally one- or three-month LIBOR). For example, when we fund a variable interest-rate advance with a fixed interest-rate consolidated obligation, we may enter into an interest-rate exchange agreement and establish a fair value hedging relationship that effectively converts the fixed interest-rate consolidated obligation to a variable interest rate and locks in the spread between the consolidated obligation and the advance. In this example, net gain on derivatives and hedging activities would reflect only the impact on interest expense as a result of the hedging of the consolidated obligation and would exclude the impact of the changes on interest income as a result of interest-rate changes on the variable interest-rate advance because the advance is not hedged. To the extent that we hedge our interest-rate risk on such transactions, only the hedged side of the transaction is reflected in net gain on derivatives and hedging activities.
The following tables present the effect of derivatives and hedging on net interest income, other income, and the total net effect of the use of derivatives and hedging on our income, for the years ended December 31, 2013, 2012, and 2011.

	For the Year Ended December 31, 2013
Net Effect of Derivatives and Hedging Activities	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
(in thousands)
Amortization/accretion of hedging activities in net interest income (1)	$(209)	$—	$16,079	$10	$—	$15,880
Net interest settlements included in net interest income (2)	(85,839)	(40,449)	144,534	95	—	18,341
Net gain (loss) on derivatives and hedging activities:
Gain (loss) on fair value hedges	4,117	16,006	(19,200)	(36)	—	887
Gain on derivatives not receiving hedge accounting	17	—	994	170	2,706	3,887
Total net realized gain (loss) on derivatives and hedging activities	4,134	16,006	(18,206)	134	2,706	4,774
Net loss on financial instruments held at fair value under fair value option	—	—	(34)	(1,071)	—	(1,105)
Total net effect of derivatives and hedging activities	$(81,914)	$(24,443)	$142,373	$(832)	$2,706	$37,890

	For the Year Ended December 31, 2012
Net Effect of Derivatives and Hedging Activities	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
(in thousands)
Amortization/accretion of hedging activities in net interest income (1)	$(199)	$—	$24,435	$—	$—	$24,236
Net interest settlements included in net interest income (2)	(108,609)	(46,100)	142,809	(52)	—	(11,952)
Net gain (loss) on derivatives and hedging activities:
Gain (loss) on fair value hedges	(3,762)	31,014	9,527	86	—	36,865
Loss on derivatives not receiving hedge accounting	—	—	—	—	(26)	(26)
Total net realized gain (loss) on derivatives and hedging activities	(3,762)	31,014	9,527	86	(26)	36,839
Net loss on financial instruments held at fair value under fair value option	—	—	(12)	(473)	—	(485)
Total net effect of derivatives and hedging activities	$(112,570)	$(15,086)	$176,759	$(439)	$(26)	$48,638

	For the Year Ended December 31, 2011
Net Effect of Derivatives and Hedging Activities	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
(in thousands)
Amortization/accretion of hedging activities in net interest income (1)	$(368)	$—	$30,488	$152	$—	$30,272
Net interest settlements included in net interest income (2)	(162,181)	(69,069)	229,742	856	—	(652)
Net gain (loss) on derivatives and hedging activities:
Gain (loss) on fair value hedges	640	48,607	31,469	(37)	—	80,679
Gain on derivatives not receiving hedge accounting	—	—	—	—	5,251	5,251
Total net realized gain (loss) on derivatives and hedging activities	640	48,607	31,469	(37)	5,251	85,930
Net gain on financial instruments held at fair value under fair value option	—	—	26	—	—	26
Total net effect of derivatives and hedging activities	$(161,909)	$(20,462)	$291,725	$971	$5,251	$115,576

(1)	Represents amortization and accretion of fair value hedging adjustments included in net interest income.
(2)	Represents interest income/expense on derivatives included in net interest income.

The effect on income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances, (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates, and (3) converting fixed interest-rate AFS investments to variable interest rates. In addition, the net gain on derivatives and hedging activities includes the effect of the interest-rate swaps hedging our AFS securities (as discussed further below). See Note 10 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for detailed income and expense impacts by hedged item type for the years ended December 31, 2013, 2012, and 2011, "—Financial Condition as of December 31, 2013 and 2012—Derivative Assets and Liabilities" and "—Other Income" below for additional information on our outstanding interest-rate exchange agreements.
Other Income
Other income includes the credit portion of OTTI loss, net (loss) gain on financial instruments held at fair value, net realized gain on sale of AFS securities, net realized gain on sale of HTM securities, net gain on sale of mortgage loans held for sale, net gain on derivatives and hedging activities, net realized gain (loss) on early extinguishment of consolidated obligations, and other miscellaneous income, including service fees, not included in net interest income. Because of the type of financial activity reported in this category, other income can be volatile from one period to another. For instance, net gain on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves, and the credit portion of OTTI loss is highly dependent upon the performance of collateral underlying our PLMBS as well as our OTTI modeling assumptions.

The following table presents the components of our other income and the year-over-year percentage change for the years ended December 31, 2013, 2012, and 2011.

	For the Years Ended December 31,
Other Income	2013	2012	Percent Increase/(Decrease)	2011	Percent Increase/(Decrease)
(in thousands, except percentages)
Credit portion of OTTI loss	$(1,837)	$(11,089)	83.4	$(91,176)	87.8
Net (loss) gain on financial instruments held at fair value	(1,105)	(485)	(127.8)	26	(1,965.4)
Net realized gain on sale of AFS securities	903	1,792	(49.6)	—	N/A
Net realized gain on sale of HTM securities	—	—	N/A	3,559	(100.0)
Net gain on sale of mortgage loans held for sale	—	—	N/A	77,012	(100.0)
Net gain on derivatives and hedging activities	4,774	36,839	(87.0)	85,930	(57.1)
Net realized gain (loss) on early extinguishment of consolidated obligations	5,049	(4,975)	201.5	(11,258)	55.8
Other, net	2,020	2,159	(6.4)	2,632	(18.0)
Total other income	$9,804	$24,241	(59.6)	$66,725	(63.7)

Total other income decreased by $14.4 million and $42.5 million for the years ended December 31, 2013 and 2012, compared to the previous periods, primarily due to decreases of $32.1 million and $49.1 million in net gain on derivatives and hedging activities, and, in 2011, the $77.0 million gain on sale of mortgage loans and net realized gain on sale of HTM securities of $3.6 million (without similar activity in 2013 and 2012). These decreases were partially offset by declines of $9.3 million and $80.1 million in credit-related OTTI losses, and, in 2013, an increase of $10.0 million in net realized gain (loss) on early extinguishment of consolidated obligations, compared to the previous periods. These changes in other income are discussed in more detail below.
Credit Portion of OTTI Loss
For the year ended December 31, 2013, we recognized credit-related OTTI charges of $1.8 million on certain of our PLMBS determined to be other-than-temporarily impaired, compared to $11.1 million and $91.2 million for the same periods in 2012 and 2011. These additional losses in all periods were due to changes in assumptions regarding future housing prices, foreclosure rates, loss severity rates, and other economic factors, and their adverse effects on the mortgages underlying these securities.
See “—Financial Condition as of December 31, 2013 and 2012—Investments," "—Critical Accounting Policies and Estimates—OTTI of Securities," and Note 6 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report for additional information regarding our other-than-temporarily impaired securities.
Net (Loss) Gain on Financial Instruments Held at Fair Value
For the years ended December 31, 2013, 2012, and 2011, we recorded net losses of $1.1 million and $485,000 and a net gain of $26,000 on our consolidated obligation bonds and discount notes on which we elected the fair value option. We have elected, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation bonds and discount notes with original maturities of one year or less for operational ease or to assist in mitigating potential statement of income volatility that can arise from economic hedges. For the latter, prior to entering into a short-term consolidated obligation trade, we perform a preliminary evaluation of the effectiveness of the bond or discount note and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond or discount note. The interest-rate risk associated with using fair value only for the derivative is the primary reason that we have elected the fair value option for these instruments.
Net Realized Gain on Sale of AFS Securities
In 2013, we sold one AFS security with a total unpaid principal balance of $60.1 million and carrying value of $40.9 million, resulting in a net gain of $903,000, and in 2012, we sold seven AFS securities with an unpaid principal balance of $247.9 million and carrying value of $183.9 million, resulting in net gains of $1.8 million. We had no such sales in 2011.

Net Realized Gain on Sale of HTM Securities
During the years ended December 31, 2013 and 2012, we sold no HTM securities. In 2011, we sold $133.1 million of HTM securities that were within 90 days of maturity or that had paid down to less than 85% of original principal (i.e., qualifying securities), resulting in net gains of $3.6 million.
Net Gain on Sale of Mortgage Loans Held for Sale
In July 2011, we sold $1.3 billion of conventional mortgage loans, resulting in a gain of $77.0 million. No similar activity occurred in 2013 or 2012.
Net Gain on Derivatives and Hedging Activities
For the years ended December 31, 2013 and 2012, we recorded decreases of $32.1 million and $49.1 million in our net gain on derivatives and hedging activities, compared to the previous periods. The following table presents the components of net gain on derivatives and hedging activities for the years ended December 31, 2013, 2012, and 2011.

	For the Years Ended December 31,
Net Gain on Derivatives and Hedging Activities	2013	2012	2011
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$887	$36,865	$80,679
Total net gain related to fair value hedge ineffectiveness	887	36,865	80,679
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	765	(392)	11
Interest-rate swaptions	2,429	—	—
Net interest settlements	677	366	5,240
Offsetting transactions:
Interest-rate swaps	16	—	—
Total net gain (loss) related to derivatives not designated as hedging instruments	3,887	(26)	5,251
Net gain on derivatives and hedging activities	$4,774	$36,839	$85,930

The decreases in the net gain on derivatives and hedging activities for the years ended December 31, 2013 and 2012, compared to the previous periods, were primarily due to the effect of the maturing, in 2013 and 2012, of interest-rate swaps hedging certain of our AFS securities and ineffectiveness in our other hedging relationships, primarily those hedging long-term consolidated obligation bonds, which have experienced significant fluctuations in fair value as a result of the recent volatility in long-term interest rates. Several of our AFS securities in benchmark fair value hedges were purchased at significant premiums with corresponding up-front swap fees. A significant portion of these hedged AFS securities (e.g., TLGP and FFCB investments) and the derivatives hedging these securities matured during 2013 and 2012. As a result, in future periods, the favorable impact of the changes in fair value on the derivatives hedging these securities will not be reflected in net gain on derivatives and hedging activities, nor will the unfavorable impact of the corresponding amortization of large up-front premiums paid on the AFS securities be reflected in interest income.
Ineffectiveness in our other fair value hedging relationships generates gains and losses based upon differences between the changes in the fair value of the derivatives and changes related to the risk being hedged. We have designated certain consolidated obligation bonds in fair value hedging relationships where we are hedging against changes in the benchmark interest rate. These consolidated obligation bonds, which totaled $1.7 billion and $2.9 billion as of December 31, 2013 and 2012, were placed in hedging relationships after settlement, and have maturity dates ranging from 2013 through 2024. Due to the longer terms to maturity on the hedged items and hedging instruments and the volatility of the benchmark interest rate (in this case, LIBOR) over the terms to maturity, these hedging transactions tend to generate larger amounts of ineffectiveness gain or loss. We expect this volatility to continue until interest-rate volatility moderates and these instruments approach their maturity dates.
Further, prior to December 31, 2012, in valuing our interest-related derivatives, we utilized the LIBOR swap curve and market-based expectations for future interest-rate volatility implied from current market prices for similar options. During fourth quarter 2012, we observed an increasing trend in the use of the overnight-index swap (OIS) curve by other market participants to value certain collateralized derivative contracts. We performed an assessment of market participants and determined the OIS curve was the appropriate curve to be used for valuation of certain of our collateralized interest-rate derivatives. Effective December 31, 2012, we began utilizing the OIS curve and a volatility assumption to estimate the fair value of certain of our interest-related derivatives, resulting in a $2.0 million gain, which is included in the $36.9 million gain due to ineffectiveness in fair value hedges for 2012 in the table above. We continue to use the LIBOR swap curve and volatility assumptions to determine the fair value of those derivatives with securities collateral that cannot be rehypothecated (i.e., where the collateral pledged cannot be reused by the counterparty as collateral for its own borrowings).
The operating activities section of our statements of cash flows for the years ended December 31, 2013, 2012, and 2011 reflect cash disbursements made to terminate interest-rate swaps used to hedge certain advances whose associated advance prepayment fees received are reflected as an adjustment of investing cash flows.
See “—Effect of Derivatives and Hedging on Income," "—Financial Condition December 31, 2013 and 2012—Derivative Assets and Liabilities,” and Note 10 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report for additional information.
Net Realized Gain (Loss) on Early Extinguishment of Consolidated Obligations
From time to time, we early extinguish consolidated obligations by exercising our rights to call consolidated obligations or by reacquiring such consolidated obligations in the open market. We generally early extinguish debt to economically reduce the relative cost of our consolidated obligation bonds in future periods, particularly when the future yield of the replacement debt is expected to be lower than the yield for the extinguished bonds. We may also call or otherwise extinguish debt to better match the duration of our liabilities to that of our assets. Net realized gain (loss) on early extinguishment of consolidated obligations increased by $10.0 million, to a net gain of $5.0 million for the year ended December 31, 2013, and decreased by $6.3 million, to a net loss of $5.0 million for the year ended December 31, 2012, compared to the prior periods.

	For the Years Ended December 31,
Net Gain (Loss) on Extinguished Consolidated Obligations	2013	2012	2011
(in thousands)
Repurchased:	$5,718	$(390)	$(12)
Called:
Write-offs of unamortized concessions	(669)	(6,130)	(11,246)
Write-offs of basis adjustments	—	1,545	—
Net gain (loss) on called consolidated obligations	(669)	(4,585)	(11,246)
Net gain (loss) on extinguished consolidated obligations	$5,049	$(4,975)	$(11,258)
Other Expense
Other expense includes operating expenses, FHFA and Office of Finance assessments, and other items, consisting primarily of fees related to our mortgage loans held for portfolio that are paid to vendors and a write-off of software. The following table presents the components of our other expense and the year-over-year percentage changes for the years ended December 31, 2013, 2012, and 2011.

	For the Years Ended December 31,
Other Expense	2013	2012	Percent Increase/(Decrease)	2011	Percent Increase/(Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$32,844	$27,817	18.1	$26,760	3.9
Occupancy cost	6,780	6,388	6.1	5,109	25.0
Other operating	30,732	30,558	0.6	27,404	11.5
FHFA	2,697	4,071	(33.8)	5,043	(19.3)
Office of Finance	2,601	2,478	5.0	2,663	(6.9)
Other	4,260	159	2,579.2	267	(40.4)
Total other expense	$79,914	$71,471	11.8	$67,246	6.3

Total other expense increased by $8.4 million and $4.2 million for the years ended December 31, 2013 and 2012, compared to the previous periods. The increase in 2013, compared to 2012, was primarily due to increased compensation and benefits expense of $5.0 million, which resulted from, among other things, our decision to restaff certain IT support functions with bank employees rather than continue outsourcing these functions to a third-party service provider, and to a $4.0 million write-off of software. The increase in total other expense for the year ended December 31, 2012, compared to 2011, was primarily due to increases in other operating expense, which primarily reflected the ongoing costs of our PLMBS litigation, and in occupancy costs, which reflected increases in depreciation expense.
FHFA and Office of Finance expenses represent costs allocated to us by those entities calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding compared to the FHLBank System as a whole. FHFA expenses decreased by 33.8% and 19.3% for the years ended December 31, 2013 and 2012, compared to the prior periods, partially as a result of a first-quarter 2011 charge from FHFA of $655,000 related to 2010, 2009, and 2008.
Assessments
Historically, our assessments for AHP and REFCORP were based on our net earnings before assessments. On August 5, 2011, the FHFA certified that the FHLBanks had fully satisfied their REFCORP obligation, therefore assessments are now determined only for AHP. We recorded $6.9 million of AHP assessments for the year ended December 31, 2013, compared to $7.9 million in 2012.
See "Part I. Item 1. Business—REFCORP and AHP" and Notes 13 and 14 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on assessments.

Critical Accounting Policies and Estimates
Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. We base our estimates on historical experience and on other factors believed to be reasonable under the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include estimates of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization of premiums and accretion of discounts, and determination of allowances for credit losses. Our significant accounting policies are summarized in Note 1 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" included in this report.
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

The difference between the amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the security. Upon subsequent evaluation of a previously other-than-temporarily impaired debt security where there is no additional OTTI, we adjust the accretable yield on a prospective basis, as a change in accounting estimate, if there is a significant increase in the security’s expected cash flows. For debt securities classified as HTM, the OTTI recognized in AOCL is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). For debt securities classified as AFS, we do not accrete the OTTI recognized in AOCL because the subsequent measurement basis for these securities is fair value. The estimated cash flows and accretable yield are re-evaluated on a quarterly basis.
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
The FHLBanks' short-term housing price forecast as of December 31, 2013 assumed home price changes ranging from a decrease of 5.0% to an increase of 7.0% over the 12-month period beginning October 1, 2013. For the vast majority of markets, the short-term housing price forecast ranges from increases of 1.0% to 5.0%. Thereafter, home prices generally were projected to recover using one of five different recovery paths that vary by housing market, which are presented in Note 6 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" included in this report.

The following table presents a summary of the significant inputs used to evaluate our PLMBS for OTTI for the year ended December 31, 2013, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown. A summary of the significant inputs on the securities for which an OTTI was determined to have occurred for the year ended December 31, 2013, as well as the related current credit enhancements, is presented in Note 6 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" included in this report.

	Significant Inputs Used to Measure Credit Losses on PLMBS For the Year Ended December 31, 2013			As of December 31, 2013
	Cumulative Voluntary Prepayment Rates (1)	Cumulative Default Rates (1)	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average	Weighted Average	Weighted Average	Weighted Average
(in percentages)
Prime:
2008	12.7	16.9	36.0	22.0
2005	8.3	17.2	33.0	23.8
2004 and prior	11.5	3.8	31.2	12.2
Total prime	11.5	9.3	32.9	16.5
Alt-A:
2008	9.8	28.4	39.5	27.6
2007	5.6	49.6	43.8	18.0
2006	5.0	54.3	45.6	17.5
2005	6.5	34.8	38.9	24.4
2004 and prior	9.0	10.0	31.4	18.6
Total Alt-A	6.2	46.4	43.2	19.7
Total PLMBS	6.7	42.4	42.1	19.4

(1)	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

In addition to evaluating our PLMBS under a base case (or best estimate) scenario as discussed in Note 6 in “Part II. Item 8. Financial Statements—Audited Financial Statements—Notes to Financial Statements,” we performed a cash flow analysis for each of these securities under a more stressful scenario. This stress test or adverse case scenario was primarily based on a short-term housing price forecast, which was decreased five percentage points relative to the base case, followed by a recovery path that is 33.0% lower than the base case. This stress-test scenario and the associated results do not represent our current expectations and, therefore, should not be construed as a prediction of our future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical stress-test scenario provide a measure of the credit losses that we might incur if home price declines and subsequent recoveries are more adverse than those projected in our OTTI assessment.
The following table presents the impact to credit-related OTTI for the three months ended December 31, 2013 for the more stressful housing price scenario described above, which assumes delayed recovery of the housing price index (HPI), compared to credit-related OTTI recorded using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	For the Three Months Ended December 31, 2013
	Actual Results - Base-Case HPI Scenario			Adverse HPI Scenario Results
PLMBS	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q4 2013 OTTI Credit Loss	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q4 2013 OTTI Credit Loss
(in thousands, except number of securities)
Alt-A *	—	$—	$—	2	$112,327	$651

*	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

As described in Note 6 in “Part II. Item 8. Financial Statements—Audited Financial Statements—Notes to Financial Statements” in this report, in our quarterly OTTI assessment, we evaluate each of our securities with a fair value less than amortized cost to determine whether there is any OTTI credit loss (i.e., the present value of the cash flows expected to be collected is less than the amortized cost basis). During 2013, two securities that had previously been determined to be other-than-temporarily impaired were further impaired. No additional securities were also determined to be other-than-temporarily impaired in 2013.
As part of our quarterly OTTI assessment, we also identify the previously impaired securities with no additional OTTI credit losses in the quarter. If there is a significant increase in a security's expected cash flows, we adjust the yield on the security on a prospective basis. This adjusted yield is used to calculate the amount to be recognized into interest income over the remaining life of the security in order to match the amount and timing of future cash flows expected to be collected. Any subsequent unfavorable changes in the amount and timing of cash flows expected to be collected could result in additional OTTI losses if, at subsequent evaluation dates, the fair value of these or other of our affected securities is less than their amortized cost. See "—Results of Operations for the Years Ended December 31, 2013, 2012, and 2011—Interest Income—Investments," for information on the effect of this adjustment on investments interest income and the remaining accretable discount.
Fair Valuation of Financial Instruments
We use fair value measurements to record adjustments to certain of our financial assets and liabilities, such as those in hedge relationships, and to provide fair value disclosures. Certain of our assets and liabilities, principally AFS securities, derivatives, and certain consolidated obligations on which we have elected the fair value option, are recorded at fair value on the statements of condition on a recurring basis. From time to time, we may also be required to record other financial assets, such as other-than-temporarily impaired HTM securities, at fair value on a nonrecurring basis.
Fair value is defined in GAAP as the price that would be received in selling an asset or transferring a liability in an orderly transaction between market participants in the principal (or most advantageous) market for that asset or liability (i.e., an exit price). GAAP establishes a three-level hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. When developing fair value measurements, our policy is to maximize the use of observable inputs and to minimize the use of unobservable inputs.
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
Prior to December 28, 2011, we established a price for each of our MBS using a formula that was based upon a centered price of the prices received. If four prices were received, the average of the middle two prices was used; if three prices were received, the middle price was used; if two prices were received, the average of the two prices was used; and if one price was received, it was used subject to some type of validation. The computed prices were tested for reasonableness using specified tolerance thresholds. Computed prices within the established thresholds were generally accepted unless strong evidence suggested that using the formula-driven price would not be appropriate. Preliminary estimated fair values that were outside the tolerance thresholds, or that management believed were not appropriate based on all available information (including those limited instances in which only one price was received), were subject to further analysis, including but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that was deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider.
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
As an additional step, we reviewed the final fair value estimates of our PLMBS holdings as of December 31, 2013 for reasonableness using an implied yield test. We calculated an implied yield for each of our PLMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the FHLBank's OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. Significant variances were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate.
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
Derivative Assets and Liabilities
Prior to December 31, 2012, in valuing our interest-related derivatives, we utilized the LIBOR swap curve and market-based expectations for future interest-rate volatility implied from current market prices for similar options. During fourth quarter 2012, we observed an increasing trend in the use of the OIS curve by other market participants to value certain collateralized derivative contracts. We conducted a review of market participant practices and determined the OIS curve was the appropriate curve to be used for valuation of certain of our collateralized interest-rate derivatives. As such, effective December 31, 2012, we began utilizing the OIS curve and a volatility assumption to estimate the fair value of certain of our interest-related derivatives, resulting in a $2.0 million gain, which is included in our $36.9 million gain due to ineffectiveness in fair value hedges. We continue to use the LIBOR swap curve and volatility assumptions to determine the fair value of those derivatives with securities collateral that cannot be rehypothecated.
See Note 17 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for more information on the fair value measurement of our derivatives.

Accounting for Derivatives and Hedging Activities
We enter into derivative agreements, such as interest-rate swaps, swaptions, interest-rate cap and floor agreements, calls, and puts, to mitigate our interest-rate risk. Through the use of derivatives, we seek to adjust the effective maturity, repricing frequency, or option characteristics of other financial instruments to achieve our risk management objectives in compliance with FHFA regulations and Seattle Bank policy. In some cases our derivatives act as economic hedges but do not necessarily qualify for hedge accounting.
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
We have processes in place to ensure that new hedging strategies are fully researched and analyzed prior to approval and implementation. This analysis includes validation of the expected accounting treatment under GAAP, effectiveness testing methods, an initial evaluation of expected hedge effectiveness, valuation sources and methodologies, and operational procedures and controls. At the inception of each hedge transaction, we formally document the hedge relationship, including our risk management objective and hedge strategy, the hedging instrument and hedged item, and the methods we will use to assess and measure hedge effectiveness. We have also established processes to evaluate financial instruments, such as advances, debt instruments, and investment securities, for the presence of embedded derivatives and to determine the need, if any, for bifurcation and separate accounting under GAAP. Hedges that we determine qualify for hedge accounting under GAAP are generally designated as fair value hedges. In a fair value hedge, a derivative hedges our exposure to changes in the fair value of an asset or liability (or portion thereof). Such changes may be designated as either overall fair value, or the portion of the change that is attributable to a particular risk, such as changes in a benchmark interest rate. In a fair value hedge, we record, in current-period earnings, the change in the fair value of the hedged item that is attributable to changes in the hedged risk. We also record the full change in the fair value of the related derivative in current earnings. The difference between the change in fair value of the derivative and the change in the fair value of the hedged item attributable to the hedged risk represents hedge ineffectiveness.
Certain fair value hedge relationships meet, at inception, the strict criteria in GAAP for use of the short-cut method of accounting. Under the short-cut method, we assume (provided that an ongoing basis exists for concluding that the hedge relationship is expected to be highly effective) that the change in the fair value of the hedged item attributable to the hedged risk is equal to the change in the fair value of the derivative. As a result, no ineffectiveness is recorded under the short-cut method. In 2010, we discontinued the use of short-cut hedge accounting on new hedging relationships. For all other fair value hedge relationships, the long-haul method of accounting must be used. Under long-haul accounting, we are required to separately measure and record the change in the fair values of the hedged item that is attributable to the hedged risk in addition to measuring and recording the change in fair value of the related derivative. To the extent that these two changes do not offset exactly, we recognize ineffectiveness in our statements of income.
The long-haul method of accounting requires that we assess effectiveness on an ongoing basis over the life of the hedging relationship. We perform effectiveness testing at least quarterly to ensure that the hedging instrument’s changes in fair value are offsetting the hedged item’s changes in fair value within the parameters set forth in GAAP. If, based on our effectiveness testing, a designated hedging relationship ceases to be highly effective during its life, we prospectively discontinue hedge accounting. When hedge accounting is discontinued, we cease recording fair value adjustments to the hedged item while continuing to record changes in the fair value of the derivative in current earnings. Previously recorded fair value hedge adjustments to the hedged item are amortized to earnings over its remaining life.
Changes in the fair value of derivatives that do not qualify at inception for hedge accounting under GAAP and are thus not designated as fair value hedges (e.g., economic hedges) are recorded in current-period earnings, on a freestanding basis.

We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, including structured advances such as floating-to-fixed convertible advances, capped or floored advances, or symmetrical prepayment advances, variable interest-rate MBS with interest-rate caps, and structured funding, such as step-up and range consolidated obligation bonds, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, investment, debt, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument that should be accounted for separately. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and accounted for as a stand-alone derivative instrument. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current-period earnings, or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statements of condition at fair value and no portion of the contract is designated as a hedging instrument.
Concurrent with the initiation of the use of OIS to measure the fair value of certain interest-rate swaps in 2012, as discussed above, we have elected to refine the regression analysis methodology used to periodically evaluate the effectiveness of our designated hedging relationships. To evaluate the degree of correlation in our designated hedging relationships over a larger range of possible interest-rate environments, we have altered our regression analysis to incorporate monthly fair value estimates over at least a five-year period from one that previously used daily fair value estimates over a two-year period. We believe the refinement improves the predictive value of our periodic prospective hedging effectiveness evaluation. While we have formally de-designated and re-designated our hedge relationships to effect this refinement in our regression analysis methodology as required by GAAP, the re-designation of the hedging relationships did not impact the statements of condition or income as of and for the years ended December 31, 2013 or 2012.
In addition, we elect, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation discount notes and consolidated obligation bonds with original maturities of one year or less to assist in mitigating potential income statement volatility that can arise from economic hedging relationships. Prior to entering into a short-term consolidated obligation bond or discount note trade, we perform a preliminary evaluation of the effectiveness of the consolidated obligation and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond or discount note.
Additional information concerning our derivative and hedging activities and related accounting is provided in Note 10 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” and “—Financial Condition as of December 31, 2013 and 2012—Derivative Assets and Liabilities” in this report.
Amortization and Accretion of Mortgage-Related Premium and Discount
The following discussion excludes the accretion of interest income and AOCL related to other-than-temporarily impaired PLMBS. See “—Determination of OTTI of Securities” above for a related discussion.
When we purchase mortgage-related assets such as MBS or, historically, purchased mortgage loans held for portfolio, we often pay an amount that is different than the unpaid principal balance. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher and a discount if the purchase price is lower. We typically pay more than the unpaid principal balances when the interest rates on the purchased mortgages are greater than prevailing market rates for similar mortgages on the transaction date, and amortize the new premium over the expected life of the security, resulting in yields that are lower than the loans' coupon rates. Similarly, if we pay less than the unpaid principal balances due to interest rates on the purchased mortgages being lower than prevailing market rates on similar mortgages on the transaction date, the net discount is accreted in the same manner as the premiums, resulting in yields that are higher than the loans' coupon rates.
Under the retrospective level-yield method (retrospective interest method), the amount of premium or discount on mortgage-related assets amortized or accreted into earnings during a period is dependent on our estimate of the remaining lives of these assets and actual prepayment experience. Changes in estimates of prepayment behavior create volatility in interest income because the change to a new expected yield on a pool of mortgage loans or MBS, given the new forecast of prepayment behavior, requires an adjustment to cumulative amortization in order for the financial statements to reflect that yield since inception. For a given change in estimated average maturity for a pool of mortgage loans or an MBS, the retrospective change in yield is dependent on the amount of original purchase premium or discount and the cumulative amortization or accretion at the time the estimate is changed. Changes in interest rates have the greatest effect on the extent to which mortgages may prepay.

When interest rates decline, prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise.
Effective October 1, 2013, we changed our method of accounting for the amortization and accretion of premiums and discounts on our mortgage loans held for portfolio to the contractual interest method. Historically, we deferred and amortized premiums and accreted discounts as interest income using the retrospective interest method, which used both actual prepayment experience and estimates of future principal repayments in calculating the estimated lives of the assets. Because we have purchased no mortgage loans since 2006, when we terminated our MPP, the unpaid principal balance of our mortgage loan portfolio has declined significantly due to repayments of principal and prior to making this change in methodology, the net unamortized premium on our mortgage loans had declined to $1.2 million. While both the retrospective interest and contractual interest methods are acceptable under GAAP, we believe the contractual interest method is preferable to the retrospective interest method for recognizing the remaining net unamortized premiums on our mortgage loans held for portfolio because: (1) the contractual method represents the base accounting model articulated in GAAP applicable to accounting for the amortization of premiums and the accretion of discounts, whereas the retrospective method is only permitted by the guidance in narrowly defined circumstances; and (2) changing our methodology to the contractual method for amortizing premiums and accreting discounts on mortgage loans held for portfolio will increase consistency of practice across the FHLBank System and enhance financial reporting in the FHLBank System Combined Financial Report. The change to the contractual method for amortizing premiums and accreting discounts on our mortgage loans has been reported through retroactive application of the change in accounting principle to all periods presented and resulted in an increase to net income of $276,000, a decrease to net income of $131,000, an increase of $240,000, and a decrease of $10,000 for the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013. See Note 2 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for a tabular presentation of the impact of the change in amortization and accretion methodology on our previously reported financial statements as of and for the years ended December 31, 2013, 2012, and 2011.
To determine the amortization and accretion on our MBS (which continue to use the retrospective interest method), we use a commercially available prepayment model and independent third-party pricing sources, including a source that provides data on cash flows, as the basis for estimated future principal prepayments, which we may adjust from time to time when appropriate. This model uses a number of market factors, such as historical mortgage rates and housing turnover ratios, as the basis for the prepayment calculation, and we are provided monthly market factor updates from the prepayment model vendor. Use of different prepayment models can result in different amounts of premium amortization and discount accretion. We review the data generated from the model against data from the previous period, as well as against commercially available prepayment rate information and the periodic changes in prepayment rates to ensure the reasonableness of the data in light of market conditions.
Determination of Allowances for Credit Losses
We regularly evaluate our requirement for an allowance on advances and mortgage loans previously purchased under the MPP. This evaluation is subjective and requires us to make estimates and assumptions concerning such factors as future cash flows, losses based on past experience, and economic conditions. We would establish an allowance if an event were to occur that would make it probable that all contractual principal and interest due for an advance or mortgage loan would not be collected and the resulting losses were estimable.
Advances
The FHLBank Act requires us to obtain sufficient collateral to fully secure borrower advances and, as a creditor, the Seattle Bank benefits from statutory preferences that, combined with collateral practices, make the likelihood of credit losses remote. For the Seattle Bank to incur a credit loss on an advance, two events must occur: (1) the borrower would have to default; and (2) the value of available collateral would have to deteriorate to below the balance of outstanding advances prior to liquidation of that collateral. We review the balance of collateral held as security on advances and assess our borrowers’ credit conditions. As of December 31, 2013 and 2012, we had rights to collateral, either loans or securities, on a borrower-by-borrower basis, with an estimated fair value in excess of outstanding advances. We have never experienced a credit loss on an advance, and we do not currently anticipate any credit losses on advances. Based on the foregoing, we determined that no allowance for credit losses on advances was necessary as of December 31, 2013 and 2012.
Mortgage Loans
We analyze our mortgage loans held for portfolio on a quarterly basis by determining inherent credit losses, comparing the inherent credit losses to credit enhancements, and establishing general or specific reserves if necessary. We believe that we have adequate policies and procedures in place to effectively manage our mortgage loan credit risk. We estimate loan losses based on our projection of loan losses inherent in the mortgage loan portfolio as of the statement of condition date. Any allowance for loan losses is reported parenthetically on the face of the statement of condition. Our analysis employs a consistently applied methodology to determine our best estimate of inherent credit losses, including consideration of credit enhancements.
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
Our review for credit loss exposure includes PMI and the LRA. PMI, if applicable, covers losses or exposure down to a loan-to-value ratio between approximately 65% and 80% based upon characteristics of the loans (i.e., the original appraisal and, depending on original loan-to-value ratios, term, amount of PMI coverage, and other terms of the loans). Approximately 3.9% of our outstanding conventional mortgage loans had PMI coverage as of December 31, 2013. Each conventional mortgage loan is associated with a specific master contract and a related LRA. Once the borrower's equity and then PMI are exhausted, the participating institution's LRA provides additional credit-loss coverage for our conventional mortgage loans until the LRA is exhausted. We assume the credit exposure if the severity of losses on these loans were to exceed the borrowers' equity, PMI, and LRA coverage. Because we purchased most of our conventional mortgage loans prior to 2004, we expect the LRA balances to be almost fully distributed by the end of 2014, after which our mortgages generally will have no LRA coverage and this will be reflected accordingly in our quarterly allowance for credit loss evaluations.
For our allowance calculation, we include all estimated credit losses and estimated selling costs (total estimated credit losses) on mortgage loans currently in foreclosure, 180 days or more past due, or projected to become 180 days or more past due in the next 24 months. We then aggregate these total estimated credit losses at the master contract level and determine our loss exposure after credit enhancements (i.e., PMI and LRA). The LRA, which is recorded in “other liabilities” in our statements of condition, totaled $1.3 million and $2.6 million as of December 31, 2013 and 2012. During our fourth quarter 2013 and 2012 analyses, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses exceeded the amounts required to absorb the expected credit losses on our mortgage loan portfolio. The decreases of the allowance for credit losses in 2013 and 2012 resulted from more favorable estimates of future credit losses, primarily related to improvements in housing prices, and in 2012, the favorable impact of mortgage loan repurchases by the institution that had sold us the loans. The $6.3 million repurchase of mostly seriously delinquent mortgage loans resulted in a decrease of $1.5 million in our allowance for credit losses as of December 31, 2012. Our allowance for credit losses totaled $934,000 and $2.3 million as of December 31, 2013 and 2012.
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
Additional information concerning our mortgage loans and allowance for credit losses, including, among other things, loan-to-value and delinquency data and PMI coverage, is provided in “—Financial Condition as of December 31, 2013 and 2012—Mortgage Loans Held for Portfolio,” “Part I. Item 1. Business—Mortgage Loans Held for Portfolio—Measurement of Credit Risk,” and Notes 1, 8, and 9 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”
Securities Purchased Under Agreements to Resell and Federal Funds Sold
These investments are short-term, and the recorded balance approximates fair value. We invest in federal funds with investment-grade counterparties, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of December 31, 2013 and 2012 were repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. The terms of these loans are structured such that, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to current-period earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities under agreements to resell as of December 31, 2013 and 2012.
Recently Issued and Adopted Accounting Guidance
See Note 2 in “Part II. Item 8. Financial Statements—Audited Financial Statements—Notes to Financial Statements” for a discussion of recently issued and adopted accounting guidance.
Risk Management
We have developed a risk-management framework in order to manage exposure to the following major categories of risk:

•	Business risk. The risk of an adverse impact on our profitability or financial or business strategies resulting from external factors that may occur in the short term or long term.

•	Market risk. The risk of loss on our financial assets and liabilities resulting from adverse changes in interest rates, market rates, or interest-rate spreads.

•	Credit risk. The risk of loss resulting from adverse changes in the credit quality of our investments and the creditworthiness of our counterparties, including our members.

•	Liquidity risk. The risk that we may be unable to meet our funding requirements or meet the credit needs of our members, at a reasonable cost and in a timely manner.

•
Operational risk. The risk of unexpected loss resulting from inadequate or failed internal processes and controls, deficiencies in information systems, fraud, or from external events. Operational risk also includes legal risk.

•
Model risk. The risk that a model does not perform the tasks or capture the risks it was designed to capture, due to theoretical errors, model misspecification, improper application, poor controls, or data quality issues, which may result in a material adverse impact on the bank.

Our risk management framework consists of monitoring, assessing, and reporting risks using a variety of measurements, and facilitating change when required. Key steps in monitoring risk include risk identification, risk assessment, risk measurement, and risk mitigation:

•	Risk identification is the process of determining the risk to achieve awareness of the source, impact, and magnitude of risk.

•	Risk assessment is the process of ascertaining the likelihood and severity of risks identified.

•	Risk measurement is the process of gathering and interpreting relevant data.

•	Risk mitigation is the process of determining and implementing specific measures to minimize or eliminate unacceptable risks.
We review the findings of our risk monitoring activities to ensure that risks are understood and acknowledged, and necessary action is taken to mitigate the identified risk. If necessary, we decide whether the identified risk will be accepted, avoided, transferred, or controlled.
Our Board is responsible for the management of risk throughout the bank. The Board has established a risk management policy to govern all risk management functions, including the level of acceptable risk, risk tolerances, and risk limits. The risk management policy is designed to protect the safety and soundness of the bank and is intended to provide comprehensive controls and ongoing management of the major risks inherent in our business activities. The risk management policy sets forth the principles for risk taking, establishes parameters and objectives of risk management operations, and defines the bank's risk appetite. The Risk Committee of the Board (Risk Committee) reviews and approves all risk-related policies to ensure compliance with our overall risk management policy.
We are responsible for implementing the risk management policy, managing the bank's asset and liability portfolios, overseeing and measuring risk, monitoring and reporting risk measures, and developing and implementing any corrective actions. We are also responsible for monitoring the bank's financial performance and advising the Risk Committee of any material changes to the bank's risk profile, expected financial performance, or risk environment. Oversight for specific risk management activities is conducted by the following committees:

•
Our Asset and Liability Management Committee is responsible for oversight of the bank's financial strategies, policies, and performance on behalf of the Board by ensuring that we comply with our risk management policy. The Asset and Liability Management Committee also conducts monitoring and oversight of the bank's risks on an ongoing basis, including liquidity risk management, and develops strategies to enhance our financial performance within established risk limits consistent with the risk management policy.

•
Our Risk Management Committee is responsible for the management of credit, market, model, and operational risk exposures to ensure our risk management practices are consistent with the risk management policy and in compliance with applicable laws and regulations. The Risk Management Committee is also responsible for communicating the risk implications of new business initiatives and product strategies. The Risk Management Committee has four standing subcommittees responsible for monitoring specific risks, including market risk, credit risk, operational risk, and model risk.

For more information on management of market risk, see "Part II. Item 7A—Quantitative and Qualitative Disclosure About Market Risk." We detail our credit risk management as part of the discussion and analysis for each of our financial instrument categories within "—Financial Condition as of December 31, 2013 and 2012" and "Part I. Item 1—Business—Our Business—Products and Services." For more information on management of liquidity risk, see "—Capital Resources and Liquidity—Liquidity."
Our operational risk is primarily mitigated through an effective system of internal controls, which include, among other things, a culture of risk awareness and accountability, clearly defined roles and responsibilities; segregation of duties and dual controls; documented policies, procedures, and controls; management oversight; managed information systems; and control environment measurement, monitoring, and reporting.
Model risk management helps ensure that our models are appropriately designed, documented, validated, and maintained. Using a risk-based approach, we classify our models as mission critical, significant, or other. Mission critical models are those used to prepare financial disclosures and regulatory filings and to measure risk, as well as those models that management determines would be reasonably likely to have a material adverse effect on the financial condition of the bank if the model were to fail to perform as expected. Significant models support business strategies and decisions that would be reasonably likely to have a material adverse effect on our business, operations, or reputation if the model were to fail to perform as expected. We perform full or limited scope validations on our mission critical or significant models on an annual basis and when changes are made to a model. Mission critical and significant models are subjected to an independent validation at least every three years.
See "Part I. Item 1A. Risk Factors" for additional information on our risks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
The Seattle Bank is exposed to market risk, typically interest-rate risk, because our business model results in our holding large amounts of interest-earning assets and interest-bearing liabilities, at various interest rates and for varying periods.
Interest-rate risk is the risk that the total market value of our assets, liabilities, and derivatives will be adversely impacted as a result of changes in interest rates or that net interest margin will be significantly affected by interest-rate changes. Interest-rate risk can result from a variety of factors, including repricing risk, yield-curve risk, basis risk, and option risk.

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

Through our market-risk management practices, we attempt to manage our net interest margin and market value over a wide variety of interest-rate environments. Our general approach to managing market risk is to maintain a portfolio of assets, liabilities, and derivatives that limits our exposure to adverse changes in our market value and in our net interest margin. We use derivatives to hedge market risk exposures and to lower our cost of funds. The derivatives that we employ comply with FHFA regulations and are not used for purposes of speculating on interest rates.
We monitor and manage our market risk on a daily basis through a variety of measures. Our Board oversees our risk management policy through four primary risk measures that assist us in monitoring and managing our market risk exposures: effective duration of equity, effective key-rate-duration-of-equity mismatch, effective convexity of equity, and market value-of-equity sensitivity. These policy measures are described below. We manage our market risk using the policy limits set for each of these measures. For market-risk measurement purposes, we consider mandatorily redeemable capital stock to be a component of equity.
Effective Duration/Effective Duration of Equity
Effective duration is a measure of the market value sensitivity of a financial instrument to changes in interest rates. Larger duration numbers, whether positive or negative, indicate greater market value sensitivity to parallel changes in interest rates. For example, if a financial instrument has an effective duration of two, then the financial instrument's value would be expected to decline approximately 2% for a 1% instantaneous increase in interest rates across the entire yield curve or rise approximately 2% for a 1% instantaneous decrease in interest rates across the entire yield curve, absent any other effects.
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
The following table summarizes our total statement of condition risk measures as of December 31, 2013 and 2012.

	As of	As of
Primary Risk Measures	December 31, 2013	December 31, 2012
Effective duration of equity	0.03	1.46
Effective convexity of equity	(3.24)	0.87
Effective key-rate-duration-of-equity mismatch	1.09	1.47
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(1.25)%	(1.76)%
- 100 basis point shock scenario	(1.34)%	0.18%
+ 200 basis point shock scenario	(3.67)%	(5.06)%
- 200 basis point shock scenario	(3.66)%	0.30%
+ 250 basis point shock scenario	(5.16)%	(7.12)%
- 250 basis point shock scenario	(4.43)%	0.30%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As noted above, as of December 31, 2013, the effective duration of equity reflected the changes in interest rates and our hedging activity compared to that of December 31, 2012. The decrease in the effective convexity of equity as of December 31, 2013 from December 31, 2012 was primarily caused by the change in the convexity profile of our consolidated obligations, partially offset by the change in convexity of the derivatives hedging the consolidated obligations. During 2013, the LIBOR and OIS rates and yields on consolidated obligations increased, but by different magnitudes for the various terms-to-maturity on the respective curves (effective December 31, 2012, we began valuing certain of our collateralized derivatives utilizing the OIS curve rather than the LIBOR curve). Effective key-rate-duration-of-equity mismatch decreased slightly as of December 31, 2013 from December 31, 2012, primarily due to the changes in the composition of our statements of condition.
The estimated change in our market value-of-equity sensitivity resulting from the plus and minus 100-, 200-, and 250-basis point changes in interest rates between December 31, 2013 and December 31, 2012 was the result of our negative effective convexity of equity profile, which is discussed above.
Prior to September 2013, to better isolate the effects of the credit/liquidity component associated with a portion of our PLMBS, we disaggregated our assets, liabilities, and interest-rate exchange agreements into: (1) a credit/liquidity portfolio and (2) a basis and mortgage portfolio. The credit/liquidity portfolio contained our PLMBS collateralized by Alt-A mortgage loans along with the liabilities funding those PLMBS and any associated interest-rate exchange agreements. The basis and mortgage portfolio contained our remaining operations, primarily consisting of our advances, short-term investments, mortgage loans held for portfolio, and mortgage-backed investments not collateralized by Alt-A mortgage loans, along with the funding and hedges associated with these assets. During the second and third quarters of 2013, we observed a divergence between the consolidated obligation funding curve, which is used to value our consolidated obligations, and the LIBOR and OIS curves, which are used to value our interest-rate exchange agreements, including the derivatives in effective hedging relationships with consolidated obligations. These curves generally move in tandem, however, under certain market conditions, such as experienced in the referenced periods, the movement of the curves can diverge, resulting in material differences in the convexity profiles of these instruments. Interest-rate risk management tools generally are not effective in hedging risk-metric changes caused by this type of market anomaly. Because the optionality embedded in some of our consolidated obligations and is offset by the derivatives hedging the consolidated obligations and generally result in neutral convexity exposure, we did not enter into additional derivative transactions to address this market anomaly.
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
Our risk management policy limits apply only to the risk management portfolio (and formerly, the basis and mortgage portfolio) risk measures. We were in compliance with these risk management policy limits as of December 31, 2013 (for the risk management portfolio) and December 31, 2012 (for the mortgage and basis portfolio). The following tables summarize these portfolios' risk measures and their respective limits as of December 31, 2013 and 2012.

	As of	Risk Measure
Risk Management Portfolio Risk Measures and Limits	December 31, 2013	Limit
Effective duration of equity	1.02	+/-4.00
Effective convexity of equity	(0.49)	-5.00
Effective key-rate-duration-of-equity mismatch	1.09	+4.00
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(1.57)%	-4.00%
- 100 basis point shock scenario	1.01%	-4.00%
+ 200 basis point shock scenario	(3.71)%	-8.00%
- 200 basis point shock scenario	(0.19)%	-8.00%
+ 250 basis point shock scenario	(4.90)%	-10.00%
- 250 basis point shock scenario	(0.85)%	-10.00%

	As of	Risk Measure
Risk Management Portfolio Risk Measures and Limits	December 31, 2012	Limit
Effective duration of equity	1.46	+/- 4.00
Effective convexity of equity	0.25	-5.00
Effective key-rate-duration-of-equity mismatch	1.14	+ 3.00
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(1.79)%	-4.00%
- 100 basis point shock scenario	0.31%	-4.00%
+ 200 basis point shock scenario	(4.73)%	-8.00%
- 200 basis point shock scenario	0.34%	-8.00%
+ 250 basis point shock scenario	(6.49)%	-10.00%
- 250 basis point shock scenario	0.29%	-10.00%
The changes in the effective duration of equity, effective convexity, effective key-rate-duration-of-equity mismatch, and estimated changes in our market value-of-equity sensitivity resulting from the plus and minus 100-, 200-, and 250-basis point changes in interest rates of our interest-rate risk management portfolio as of December 31, 2013 from that as of December 31, 2012 reflect the removal of the credit basis effect between the portfolio's consolidated obligations and their associated interest-rate exchange agreements.
Instruments that Address Market Risk
Consistent with FHFA regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, and swaptions, only to reduce the interest-rate exposure inherent in otherwise unhedged asset and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations—Financial Condition as of December 31, 2013 and 2012—Derivative Assets and Liabilities" for additional information.

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
With the participation and under the supervision of the president and chief executive officer and chief accounting and administrative officer (who for the purposes of the Seattle Bank’s internal control over financial reporting performs similar functions as a principal financial officer), management conducted an assessment of the effectiveness of the Seattle Bank's internal control over financial reporting as of December 31, 2013 based on the criteria described in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, management concluded that the Seattle Bank's internal control over financial reporting was effective based on the COSO criteria as of December 31, 2013.
The effectiveness of the Seattle Bank’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Report of Independent Registered Accounting Firm” of this report.
Remediation of Previously Identified Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in our amended 2012 Form 10-K and our amended 2012 first, second, and third quarter Form 10-Qs and our 2013 first, second, and third quarter Form 10-Qs, we did not maintain effective controls over the preparation and review of our statements of cash flows. Specifically, the controls over the review of the classification and presentation of cash flows from certain financing and investing activities were not operating effectively, which led to the misclassification of cash flows between operating activities, investing activities, and financing activities in the statements of cash flows for the referenced periods. These control deficiencies resulted in errors in and restatement of our statements of cash flows as originally reported for the years ended December 31, 2012, 2011, and 2010, the three months ended March 31, 2012 and 2011, the six months ended June 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011 (collectively, the referenced periods). Additionally, management determined that, even if operating effectively, deficiencies in the design of these controls could have resulted in a misstatement of the aforementioned statements or disclosures that could have resulted in a material misstatement to the annual or interim financial statements that would not have been prevented or detected. Accordingly, our management determined that, when evaluated in the aggregate, the control deficiencies constituted a material weakness in internal control over financial reporting for the referenced periods. However,the material weakness identified had no impact on our financial position, results of operations, or net change in cash and due from banks on our statements of cash flows as of or for the years ended December 31, 2012, 2011, or 2010 or for the other referenced periods, or as of and for the first, second, and third quarters of 2013.
In the second quarter of 2013, we implemented and enhanced certain controls and procedures affecting our internal control over financial reporting as they relate to the material weakness identified above. Specifically, we instituted the following changes in our internal control over financial reporting:

•
We implemented enhanced account activity reconciliation processes and controls, including enhanced statement of cash flows supporting schedules with expanded account level detail, descriptive comments regarding non-routine transactions, and an additional reconciliation which rolls forward and segregates quarterly activity into cash and non-cash components.

•
We enhanced our review processes to include additional validations of statement of cash flow activity to statements of condition and statements of income accounts. We also developed a detailed rationale for the classification of activity for each cash flow statement line item, including expectations of cash inflows or outflows.

We believe these enhancements, together with a collective focus on the execution of existing controls, have improved the quality of the statements of cash flows preparation and review processes by increasing the importance of reconciling activity that affects multiple line items, providing clear communication and guidance as to how cash activity is reflected and reconciled to net income, and ensuring that the statement of cash flow impact from new or infrequent transactions is analyzed thoroughly to ensure proper presentation.
For each of the second and third quarter and annual 2013 statements of cash flows, we tested and evaluated the operation of the control enhancements we had implemented in second quarter 2013 relating to our preparation of and review of our cash flows and concluded that the material weakness related to our control environment had been remediated as of December 31, 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Seattle
In our opinion, the accompanying statements of condition and the related statements of income, of comprehensive income, of capital, and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Seattle (the “Bank”) at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for premiums and discounts on Mortgage Loans held for portfolio in 2013.
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

/s/PricewaterhouseCoopers LLP
Seattle, Washington
March 17, 2014

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION

	As of	As of
	December 31, 2013	December 31, 2012
(in thousands, except par value)
Assets
Cash and due from banks (Note 3)	$1,459,261	$454
Deposits with other Federal Home Loan Banks (FHLBanks)	106	70
Securities purchased under agreements to resell	1,500,000	5,600,000
Federal funds sold	5,013,000	7,143,200
Investment securities:
Available-for-sale (AFS) securities (Note 4)	6,601,503	3,877,964
Held-to-maturity (HTM) securities (fair values of $9,434,285 and $8,475,278) (Note 5)	9,431,473	8,418,411
Total investment securities	16,032,976	12,296,375
Advances (Note 7)	10,935,294	9,135,243
Mortgage loans held for portfolio, net (includes $934 and $2,326 of allowance for credit losses) (Notes 8 and 9)	797,620	1,057,180
Accrued interest receivable	47,643	44,350
Premises, software, and equipment, net	16,386	15,310
Derivative assets, net (Note 10)	54,494	105,582
Other assets	13,534	20,725
Total Assets	$35,870,314	$35,418,489
Liabilities
Deposits (Note 11)	$410,112	$541,408
Consolidated obligations (Note 12):
Discount notes (includes $999,890 and $1,249,442 at fair value under fair value option)	14,989,009	21,417,653
Bonds (includes $500,020 and $499,986 at fair value under fair value option)	17,413,887	10,496,762
Total consolidated obligations	32,402,896	31,914,415
Mandatorily redeemable capital stock (Note 15)	1,747,690	1,186,204
Accrued interest payable	62,892	69,172
Affordable Housing Program (AHP) payable (Note 13)	20,338	18,330
Derivative liabilities, net (Note 10)	51,583	85,893
Other liabilities	36,504	31,160
Total liabilities	34,732,015	33,846,582
Commitments and contingencies (Note 19)
Capital (Note 15)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 8,777 and 14,630	877,736	1,463,045
Class A capital stock putable ($100 par value) - issued and outstanding shares: 452 and 1,092	45,241	109,222
Total capital stock	922,977	1,572,267
Retained earnings:
Unrestricted	236,204	187,511
Restricted	50,886	38,597
Total retained earnings	287,090	226,108
Accumulated other comprehensive loss (AOCL) (Note 15)	(71,768)	(226,468)
Total capital	1,138,299	1,571,907
Total Liabilities and Capital	$35,870,314	$35,418,489
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF INCOME

	For the Years Ended December 31,
	2013	2012	2011
(in thousands)
Interest Income
Advances	$69,520	$82,904	$105,550
Prepayment fees on advances, net	5,905	14,407	19,593
Interest-bearing deposits	54	76	99
Securities purchased under agreements to resell	4,993	9,069	2,980
Federal funds sold	9,653	10,796	15,943
AFS securities	49,622	27,408	(936)
HTM securities	93,585	109,106	113,936
Mortgage loans held for portfolio	48,450	62,569	110,693
Mortgage loans held for sale	—	—	4,792
Other interest income	25	—	—
Total interest income	281,807	316,335	372,650
Interest Expense
Consolidated obligations - discount notes	11,928	16,364	9,668
Consolidated obligations - bonds	131,501	176,839	259,374
Deposits	146	140	100
Mandatorily redeemable capital stock	898	—	—
Total interest expense	144,473	193,343	269,142
Net Interest Income	137,334	122,992	103,508
Less: (Benefit) provision for credit losses	(1,149)	(2,893)	3,924
Net Interest Income after (Benefit) Provision for Credit Losses	138,483	125,885	99,584
Other Income
Total other-than-temporary impairment (OTTI) loss (Note 6)	—	(9,906)	(10,383)
Net amount of OTTI loss reclassified from AOCL	(1,837)	(1,183)	(80,793)
Net OTTI loss, credit portion	(1,837)	(11,089)	(91,176)
Net (loss) gain on financial instruments under fair value option (Note 17)	(1,105)	(485)	26
Net realized gain on sale of AFS securities	903	1,792	—
Net realized gain on sale of HTM securities	—	—	3,559
Net gain on sale of mortgage loans held for sale	—	—	77,012
Net gain on derivatives and hedging activities (Note 10)	4,774	36,839	85,930
Net realized gain (loss) on early extinguishment of consolidated obligations	5,049	(4,975)	(11,258)
Other, net	2,020	2,159	2,632
Total other income	9,804	24,241	66,725
Other Expense
Operating:
Compensation and benefits	32,844	27,817	26,760
Other operating	37,512	36,946	32,513
Federal Housing Finance Agency (FHFA)	2,697	4,071	5,043
Office of Finance	2,601	2,478	2,663
Other, net	4,260	159	267
Total other expense	79,914	71,471	67,246
Income before Assessments	68,373	78,655	99,063
Assessments
AHP	6,927	7,866	9,338
Total assessments	6,927	7,866	9,338
Net Income	$61,446	$70,789	$89,725

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2013	2012	2011
(in thousands)
Net income	$61,446	$70,789	$89,725
Other comprehensive income:
Net unrealized (loss) gain on AFS securities	(31,429)	5,095	16,468
Net non-credit portion of OTTI gain (loss) on AFS securities:
Non-credit portion, including non-credit OTTI losses transferred from HTM securities	—	—	(56,411)
Net change in fair value of OTTI securities	160,649	377,805	(53,766)
Reclassification of non-credit portion included in net income	1,837	11,078	89,048
Net unrealized gain on noncredit portion of impairment losses on AFS securities	21,049	—	—
Reclassification of net gain on sale of AFS securities included in net income	(903)	(1,792)	—
Total net non-credit portion of OTTI gain (loss) on AFS securities	182,632	387,091	(21,129)
Net non-credit portion of OTTI gain (loss) on HTM securities:
Non-credit portion	—	(9,895)	(8,802)
Reclassification of non-credit portion included in net income	—	—	547
Accretion of non-credit portion	3,198	1,851	12,805
Transfer of non-credit portion from HTM securities to AFS securities	—	—	56,411
Total net non-credit portion of OTTI gain (loss) on HTM securities	3,198	(8,044)	60,961
Pension benefits (Note 16)	299	2	(6)
Total comprehensive income	$216,146	$454,933	$146,019

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL

For the Years Ended December 31, 2013, 2012, and 2011	Class A Capital Stock (1)		Class B Capital Stock (1)		Total Capital Stock (1)		Retained Earnings			AOCL	Total Capital
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted (Note 15)	Restricted (Note 15)	Total
(amounts and shares in thousands)
Balance, December 31, 2010	1,265	$126,454	16,497	$1,649,695	17,762	$1,776,149	$73,396	$—	$73,396	$(666,906)	$1,182,639
Adjustment for cumulative effect of change in accounting principle, change in amortization methodology, January 1, 2011 (Note 2)	—	—	—	—	—	—	(7,802)	—	(7,802)	—	(7,802)
Proceeds from issuance of capital stock	—	—	24	2,408	24	2,408	—	—	—	—	2,408
Net shares reclassified (to) from mandatorily redeemable capital stock	(71)	(7,116)	(318)	(31,764)	(389)	(38,880)	—	—	—	—	(38,880)
Comprehensive income	—	—	—	—	—	—	65,286	24,439	89,725	56,294	146,019
Balance, December 31, 2011	1,194	$119,338	16,203	$1,620,339	17,397	$1,739,677	$130,880	$24,439	$155,319	$(610,612)	$1,284,384
Proceeds from issuance of capital stock	—	—	63	6,340	63	6,340	—	—	—	—	6,340
Repurchases of capital stock	(66)	(6,563)	(103)	(10,315)	(169)	(16,878)	—	—	—	—	(16,878)
Net shares reclassified (to) from mandatorily redeemable capital stock	(36)	(3,553)	(1,533)	(153,319)	(1,569)	(156,872)	—	—	—	—	(156,872)
Comprehensive income	—	—	—	—	—	—	56,631	14,158	70,789	384,144	454,933
Balance, December 31, 2012	1,092	$109,222	14,630	$1,463,045	15,722	$1,572,267	$187,511	$38,597	$226,108	$(226,468)	$1,571,907
Proceeds from issuance of capital stock	—	—	107	10,684	107	10,684	—	—	—	—	10,684
Repurchases of capital stock	(136)	(13,638)	(127)	(12,658)	(263)	(26,296)	—	—	—	—	(26,296)
Net shares reclassified (to) from mandatorily redeemable capital stock	(504)	(50,343)	(5,833)	(583,335)	(6,337)	(633,678)	—	—	—	—	(633,678)
Comprehensive income	—	—	—	—	—	—	49,157	12,289	61,446	154,700	216,146
Cash dividends	—	—	—	—	—	—	(464)	—	(464)	—	(464)
Balance, December 31, 2013	452	$45,241	8,777	$877,736	9,229	$922,977	$236,204	$50,886	$287,090	$(71,768)	$1,138,299

(1) Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
(in thousands)
Operating Activities
Net income	$61,446	$70,789	$89,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(19,519)	14,703	26,121
Net OTTI loss, credit portion	1,837	11,089	91,176
Net realized gain on sale of HTM securities	—	—	(3,559)
Net realized gain on sale of AFS securities	(903)	(1,792)	—
Net gain on sale of mortgage loans held for sale	—	—	(77,012)
Net change in fair value adjustments on financial instruments under fair value option	1,105	485	(26)
Net change in derivatives and hedging activities	89,682	(73,052)	(12,027)
Net realized (gain) loss on early extinguishment of consolidated obligations	(5,049)	4,975	11,258
Net realized loss on disposal of premises and equipment	4,013	—	—
(Benefit) provision for credit losses	(1,149)	(2,893)	3,924
Other adjustments	330	827	23,771
Net change in:
Accrued interest receivable	(3,290)	19,935	22,080
Other assets	12,325	(4,143)	(189)
Accrued interest payable	(6,280)	(24,174)	(36,128)
Other liabilities	7,656	2,110	26,122
Total adjustments	80,758	(51,930)	75,511
Net cash provided by operating activities	142,204	18,859	165,236
Investing Activities
Net change in:
Interest-bearing deposits	(28,571)	15,837	42,452
Deposits with other FHLBanks	(36)	(55)	(6)
Securities purchased under agreements to resell	4,100,000	(1,750,000)	900,000
Federal funds sold	2,130,200	(1,132,501)	558,453
Premises, software and equipment	(9,650)	(2,799)	(4,358)
AFS securities:
Proceeds from long-term	1,417,503	8,989,563	1,946,177
Proceeds from sales of long-term	41,799	185,332	—
Purchases of long-term	(4,167,322)	(1,695,992)	(244,051)
HTM securities:
Net decrease in short-term	2,968	411,123	587,054
Proceeds from long-term	2,027,876	1,804,161	1,376,529
Proceeds from sales of long-term	—	—	136,698
Purchases of long-term	(3,041,259)	(4,144,862)	(2,207,723)
Advances:
Proceeds	38,640,383	42,662,820	33,813,588
Made	(40,583,513)	(40,532,489)	(31,729,848)
Mortgage loans:
Principal collected	256,571	288,035	558,052
Proceeds from sale of held for sale	—	—	1,358,260
Net cash provided by investing activities	786,949	5,098,173	7,091,277

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended December 31,
	2013	2012	2011
(in thousands)
Financing Activities
Net change in deposits	$(109,401)	$223,795	$(199,214)
Net proceeds (payments) on derivative contracts with financing elements	15,578	12,450	(68,003)
Net proceeds from issuance of consolidated obligations:
Discount notes	914,263,080	702,784,905	679,399,084
Bonds	15,351,245	28,691,218	35,096,519
Payments for maturing and retiring consolidated obligations:
Discount notes	(920,692,557)	(695,405,215)	(676,957,162)
Bonds	(8,210,023)	(41,383,044)	(44,530,040)
Proceeds from issuance of capital stock	10,684	6,340	2,408
Payments for repurchases of mandatorily redeemable capital stock	(72,192)	(31,435)	—
Payments for repurchases of capital stock	(26,296)	(16,878)	—
Cash dividends paid	(464)	—	—
Net cash provided by (used in) financing activities	529,654	(5,117,864)	(7,256,408)
Net change in cash and due from banks	1,458,807	(832)	105
Cash and due from banks at beginning of the period	454	1,286	1,181
Cash and due from banks at end of the period	$1,459,261	$454	$1,286

Supplemental Disclosures
Interest paid	$150,753	$217,515	$305,271
AHP payments, net	$4,919	$2,678	$1,238
Resolution Funding Corporation (REFCORP) (refund) payments	$—	$—	$(14,552)
Transfers of mortgage loans to real estate owned (REO)	$4,520	$4,710	$3,918
Transfer of mortgage loans held for portfolio to held for sale, net	$—	$—	$1,280,251
Transfers of other-than-temporarily impaired HTM securities to AFS securities	$—	$—	$81,686

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
The Seattle Bank, like all of the FHLBanks, is a financial cooperative that provides readily available, competitively priced funds to its member institutions. All members must purchase stock in the Seattle Bank. Our capital stock is held by current members and former members. Former members include certain non-members that own Seattle Bank capital stock as a result of a merger or acquisition of a Seattle Bank member (or former member). All holders of our capital stock may receive dividends on their capital stock, to the extent declared by our Board of Directors (Board). Regulated financial depositories, insurance companies, and community development financial institutions (CDFIs) engaged in residential housing finance and located in the Seattle Bank's district are eligible to apply for membership. State and local housing authorities that meet certain statutory or regulatory criteria may also borrow from us. While eligible to borrow, housing associates are not members of the Seattle Bank and therefore are not allowed to hold capital stock.
 The FHFA, an independent agency in the executive branch of the United States (U.S.) government, supervises and regulates the FHLBanks, Office of Finance, Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae).
The Office of Finance is a joint office of the FHLBanks established by the Federal Housing Finance Board (FHFB), the predecessor to FHFA, to facilitate the issuance and servicing of the FHLBanks' debt instruments, known as consolidated obligations, and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. As provided by the FHLBank Act and applicable regulation, consolidated obligations are backed only by the financial resources of all 12 FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. We use these funding sources to provide loans, which we call advances, to our members, to purchase short- and longer-term investments, and, historically, to purchase mortgage loans from members through our Mortgage Purchase Program (MPP). We also offer correspondent banking services, such as wire transfer and security safekeeping services, cash management, and letters of credit to our member institutions.
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
We have evaluated subsequent events for potential recognition or disclosure from January 1, 2014 through the filing date of this Annual Report on Form 10-K.
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
Financial Instruments Meeting Netting Requirements
We present certain financial instruments on a net basis when they have an enforceable legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, we have elected to offset our asset and liability positions, along with the related accrued interest and cash collateral received or pledged, when the transactions meet the netting requirements.
The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments meeting the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset.
Based on the fair value of the related collateral held, securities purchased under agreements to resell and securities sold under agreements to repurchase were fully collateralized for the periods presented. As of December 31, 2013, we had $1.5 billion in securities purchased under agreements to resell and no securities sold under agreements to repurchase. There were no offsetting amounts related to these securities as of December 31, 2013.
Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold
These investments provide short-term liquidity and are carried at cost. We account for securities purchased under agreements to resell as short-term collateralized loans which are classified as assets on our statements of condition. Our safekeeping agent or third-party custodian holds the securities purchased under agreements to resell in the name of the Seattle Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to (1) remit to us an equivalent amount of cash or (2) place an equivalent amount of additional securities with our safekeeping agent or third-party custodian. If the counterparty fails to do either, the dollar value of the resale agreement will be decreased accordingly. Federal funds sold consist of short-term, unsecured loans transacted with investment-grade counterparties.
Investment Securities
We classify investment securities as trading, HTM, or AFS at the date of acquisition. Purchases and sales of securities are generally recorded on a trade-date basis. We include and record certain certificates of deposit that meet the definition of a security as HTM investments.
HTM Securities
We classify securities that we have both the ability and intent to hold to maturity as “held-to-maturity securities” on our statements of condition and carry them at amortized cost, representing the amount at which an investment is acquired, adjusted for periodic principal payments, amortization of premiums, accretion of purchase discounts and OTTI losses previously recognized in net income, and AOCL.
Certain changes in circumstances may cause us to change our intent to hold a security to maturity without calling into question our intent to hold other securities to maturity in the future. Thus, the sale or transfer of a HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. In addition, for the purpose of the classification of securities, sale of a debt security near enough to the maturity date (or call date if exercise of the call is probable) or occurring after we have already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security, payable in equal installments (both principal and interest) over its term, are considered maturities. During the years ended December 31, 2013 and 2012, we sold no HTM securities. During the year ended December 31, 2011, we realized $3.6 million of gains on the sale of HTM securities that were either within three months of maturity or had less than 15% of the acquired principal outstanding at the time of the sale.
AFS Securities
We classify certain investments as "available-for-sale securities" on our statements of condition and carry them at fair value. We record changes in the fair value of these securities in AOCL as “net unrealized gain (loss) on AFS securities.” For AFS securities that have been hedged and qualify as fair-value hedges, we record the portion of the change in value related to the risk being hedged in other income as “net gain on derivatives and hedging activities” together with the related change in the fair value of the derivative, and record the remainder of the changes in the fair value of the investments in AOCL as “net unrealized gain (loss) on AFS securities.”
Premiums and Discounts
Except as discussed below with respect to amortization of OTTI non-credit losses, we amortize purchase premiums and accrete purchase discounts on mortgage-backed securities (MBS) using the retrospective level-yield methodology (the retrospective interest method) over the estimated cash flows of the securities. The retrospective interest method requires us to estimate prepayments over the estimated life of the securities and make a retrospective adjustment to the effective yield each time we change the estimated life, as if the new estimate had been known since the original acquisition date of the securities. The amount of premium or discount on MBS amortized or accreted into earnings during a period is dependent on our estimate of the remaining lives of these assets and actual prepayment experience. Changes in estimates of prepayment behavior create volatility in interest income because the change to a new expected yield on a MBS, given the new forecast of prepayment behavior, requires an adjustment to cumulative amortization in order for the financial statements to reflect that yield since inception. For a given change in estimated average maturity for a MBS, the retrospective change in yield is dependent on the amount of original purchase premium or discount and the cumulative amortization or accretion at the time the estimate is changed. Changes in interest rates have the greatest effect on the extent to which mortgages may prepay. When interest rates decline, prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise. Because our other investments are either not prepayable or the prepayment speeds are not determinable, we amortize premiums and accrete discounts on our other investments using a level-yield methodology to the contractual maturity of the securities.
Gains and Losses on Sales of Securities
We compute gains and losses on sales of securities using the specific identification method and include these gains and losses in other income on our statements of income.
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
Recognition of OTTI
If either of the first two conditions noted above is met, we recognize an OTTI loss in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the statement of condition date. For our PLMBS, if neither condition is met, we perform a cash flow analysis to determine whether the entire amortized cost basis of an impaired security, including all previously recognized OTTI losses, will be recovered.
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
Subsequent increases and decreases (if not an OTTI) in the fair value of AFS securities are netted against the non-credit component of OTTI recognized previously in AOCL. For HTM securities, if the carrying value of a security is less than its current fair value, the carrying value of the security is not increased. However, the OTTI recognized in AOCL for HTM securities is accreted to the carrying value of each security on a prospective basis on a level-yield basis using the amount and timing of future cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). This accretion is included in investment interest income in the statements of income. For debt securities classified as AFS, we do not accrete the OTTI recognized in AOCL to the carrying value because the subsequent measurement basis for these securities is fair value.
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
Advance Modifications
When we fund a new advance concurrently with or within a short period of time before or after the prepayment of an existing advance, we evaluate whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. We compare the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a 10% difference in the cash flows or if we conclude that the difference between the advances is more than minor based on qualitative assessment of the modifications made to the advance's original contractual terms, the advance is accounted for as a new advance. In all other instances, the new advance is accounted for as a modification.
Prepayment Fees
We charge prepayment fees when a borrower prepays certain advances before the original maturity. We record prepayment fees net of fair value hedging basis adjustments included in the carrying value of the advance as “prepayment fees on advances, net” in the interest income section of the statements of income.
If a new advance qualifies as a modification of an existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized to advance interest income over the life of the modified advance using a level-yield methodology. If the new advance qualifies as a modification of an existing hedged advance, the cumulative hedge adjustments and the prepayment fees on the original advance are included in the carrying amount of the modified advance and are amortized into advance interest income over the life of the modified advance using a level-yield methodology. If the modified advance is also hedged and the hedging relationship meets the hedge accounting criteria, the modified advance is marked to either benchmark or full fair value, depending upon the risk being hedged, and subsequent fair value changes attributable to the hedged risk are recorded in other income on our statements of income, along with changes in the fair value of the associated derivative.

Mortgage Loans Held for Portfolio
We classify mortgage loans that we have the intent and ability to hold to maturity or payoff as held for portfolio and, accordingly, report them net of unamortized premiums, unaccreted discounts, basis adjustments on mortgage loans initially classified as mortgage loan commitments, and allowance for credit losses.
Premiums and Discounts
Effective October 1, 2013, we changed our method of accounting for the amortization and accretion of premiums and discounts on our mortgage loans held for portfolio to the contractual interest method. Historically, we deferred and amortized premiums and accreted discounts paid to and received by our members as interest income using the retrospective interest method, which used both actual prepayment experience and estimates of future principal repayments in calculating the estimated lives of the assets.
Credit Enhancements
FHFA regulations require that mortgage loans held in the FHLBanks' portfolios be credit enhanced so that each FHLBank's risk of loss is limited to the losses of an investor in an investment grade or better category. For conventional mortgage loans, participating financial institutions retain a portion of the credit loss on the mortgage loans sold to us by providing credit enhancement through a direct liability to pay credit losses up to a specified amount.
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
Portfolio Segments
A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. We have developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for: (1) credit products (i.e., advances, letters of credit, and other extensions of credit to members), (2) government-guaranteed or -insured mortgage loans held for portfolio, (3) conventional mortgage loans held for portfolio, (4) federal funds sold, and (5) securities purchased under agreements to resell.
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
Nonaccrual Loans
We place a conventional mortgage loan on nonaccrual status if we determine that either: (1) the collection of the principal or interest is doubtful, or (2) interest or principal is 90 days or more past due. For those mortgage loans placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. We generally record cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement. If the collection of the remaining principal amount due is considered doubtful, then cash payments received are applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual when: (1) none of its contractual principal and interest is past due and unpaid, and we expect repayment of the remaining contractual principal and interest, or (2) it otherwise becomes well secured and is in the process of collection.
Impairment Methodology
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest due according to the contractual terms of the loan agreement.

Loans on nonaccrual status and considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, i.e., there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the unpaid balance on the loan. Interest income on impaired loans is recognized in the same manner as nonaccrual loans described above.
Charge-Off Policy
We evaluate whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events may include the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if the fair value of the underlying collateral, less estimated selling costs, is less than the recorded investment of the loan after considering credit enhancements.
Troubled Debt Restructurings (TDRs)
A TDR is a loan restructuring made for economic or legal reasons related to the borrower's financial difficulty that grants a concession to the borrower that we would not otherwise consider. TDR is considered to have occurred when: (1) we grant a concession that would not have been otherwise granted to a borrower for economic or legal reasons and the concession is accepted by the borrower; or (2) a mortgage loan is discharged in bankruptcy proceeding and the mortgage loan is not reaffirmed. The first type of TDR generally involves mortgage loans where an agreement permits the recapitalization of past due amounts up to the original loan amount. Under this type of modification, generally no other terms of the original loan are modified. We individually evaluate our TDRs for impairment. Credit loss is measured by factoring in expected cash shortfalls incurred as of the reporting date and the economic loss attributable to delaying the original contractual principal and interest due dates. We generally remove the credit loss amount from the general allowance for credit losses and record it as a reduction to the carrying value of the impaired mortgage loan.
REO
REO includes assets that have been received in satisfaction of debt through foreclosures. The transfer of a mortgage loan to REO is recorded at the property's fair value less estimated selling costs, which becomes the new cost basis. If the fair value of the REO (minus estimated selling costs) is less than our recorded investment at the time of transfer, a loss is recognized in the statement of income to the extent that it is not offset by an allowance for credit losses or available funds in the lender risk account (LRA). Any subsequent realized gains and realized or unrealized losses are included in other income in the statements of income. REO is recorded in other assets in the statements of condition.
Derivatives
All derivatives are recognized on the statements of condition at their fair values and are reported as either derivative assets or liabilities, net of cash collateral and accrued interest from counterparties. The fair values of derivatives are netted by counterparty pursuant to the provisions of qualifying netting arrangements with the counterparty. If these netted amounts are positive, they are classified as an asset and if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the statements of cash flows unless the derivative meets the criteria to be a financing derivative.
Derivative Designations
Each derivative is designated as one of the following:

•	a qualifying hedge of the change in fair value of a recognized asset or liability (or a portion thereof) or an unrecognized firm commitment (a fair value hedge);

•	a non-qualifying hedge of an asset or liability for asset/liability management purposes (an economic hedge); or

•
a non-qualifying hedge of another derivative that is used to offset the economic effect of other derivatives with nonmember counterparties that are no longer designated in a hedging relationship (an offsetting hedge).

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

•
Shortcut hedge accounting. Transactions that meet certain criteria qualify for the “shortcut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item due to changes in the benchmark interest rate exactly offsets the change in fair value of the related derivative. Under the shortcut method, the entire change in fair value of the interest-rate swap is considered to be effective at achieving offsetting changes in fair values of the hedged asset or liability. In 2010 we discontinued the use of shortcut hedge accounting for new hedging relationships.

We typically execute derivatives at the same time as the applicable hedged advances, investments, or consolidated obligations, and we designate the hedged item in a qualifying hedge relationship at the trade date. In many hedging relationships, we may designate the hedging relationship upon our commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. We record derivatives on the trade date and the associated hedged item on the settlement date, except for investment securities, which generally are recorded at trade date. Hedge accounting begins on the trade date, at which time subsequent changes to the derivative’s fair value are recorded along with the changes in the fair value of the hedged item. On the settlement date, the adjustments to the hedged item’s carrying amount are combined with the proceeds and become part of its total carrying amount.
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in other income as “net gain on derivatives and hedging activities” on the statements of income. For fair value hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item attributable to the hedged risk) is also recorded in “net gain on derivatives and hedging activities.”
We did not apply cash-flow hedge accounting to any transactions during the years ended December 31, 2013, 2012, and 2011.
Accounting for Economic and Offsetting Hedges
An economic hedge is a derivative used to hedge specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under our risk management program. These economic hedging strategies also comply with FHFA regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest and the change in fair value of these derivatives in other income as “net gain on derivatives and hedging activities” on our statements of income with no offsetting fair value adjustments for the assets, liabilities, or firm commitments.
We may enter into interest-rate exchange agreements to offset the economic effect of other derivatives that are no longer designated in a hedge transaction of one or more advances, investments, or consolidated obligations. In these transactions, critical terms, including maturity dates, call dates, notional amounts, and fixed interest rates, match the de-designated portion of the interest-rate exchange agreement and the offsetting derivative. Offsetting derivatives are effectively a termination of the de-designated portion of the original derivative and the changes in fair value of both derivatives are recognized in other income as “net gain on derivatives and hedging activities.” The net result of the accounting for these derivatives has not significantly affected our operating results.
Accrued Derivative Interest Receivable and Payable
The net settlements of interest receivables and payables related to derivatives designated as fair value hedging instruments are recognized as adjustments to the interest income or interest expense of the designated underlying advances, investments, consolidated obligations, or other financial instruments. The net settlements of interest receivables and payables related to derivatives in economic and offsetting hedges are recognized in other income as “net gain on derivatives and hedging activities” on our statements of income.

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
Embedded Derivatives
We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, including structured advances, such as floating-to-fixed convertible advances, capped or floored advances, or symmetrical prepayment advances, variable interest-rate MBS with interest-rate caps, and structured funding, such as step-up and range consolidated obligation bonds, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, investment, debt, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and accounted for as a stand-alone derivative instrument. However, if the entire contract (the host contract and the embedded derivative) is measured at fair value, with changes in fair value reported in current period earnings, or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statements of condition at fair value and no portion of the contract is designated as a hedging instrument.
Premises, Software, and Equipment
We record premises, software, and equipment at cost, less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of relevant assets, ranging from three to ten years. We amortize leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. We amortize major software and equipment maintenance over the maintenance period. We capitalize improvements but expense ordinary maintenance and repairs when incurred. We include gains and losses on the disposal of premises, software, and equipment in other income.
The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. As of December 31, 2013 and 2012, we had $8.0 million and $14.0 million in unamortized computer software costs included in our premises, software, and equipment. Amortization of computer software costs charged to expense was $3.0 million, $3.4 million, and $2.0 million for the years ended December 31, 2013, 2012, and 2011. In addition, in 2013, we recorded a writedown of $4.0 million of previously capitalized software development costs.
Depreciation and Amortization and Accumulated Depreciation and Amortization
Our accumulated depreciation and amortization related to premises, software, and equipment was $15.6 million and $18.8 million as of December 31, 2013 and 2012. Depreciation and amortization expense for premises, software, and equipment was $4.4 million, $4.2 million, and $3.0 million for the years ended December 31, 2013, 2012, and 2011.
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
Concessions on Consolidated Obligations
Concessions are paid to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of the concession to us based upon the percentage of the debt issued that we assume. Concessions paid on consolidated obligations on which the fair value option has been elected are expensed as incurred in other expense. Concessions paid on consolidated obligations not designated under the fair value options are deferred and amortized, using the interest method, over the contractual life of the related consolidated obligation. Unamortized concessions are included in “other assets” on the statements of condition and the amortization of those concessions is included in consolidated obligation interest expense on the statements of income.
Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to a liability when a member submits a written request for redemption of excess capital stock, formally gives notice of intent to withdraw from membership, or otherwise attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Reclassifications are recorded at fair value on the date the written redemption request is received or the effective date of attaining nonmember status. On a quarterly basis, we evaluate the outstanding excess stock balances (i.e., stock not being used to fulfill either membership or activity stock requirements) of members with outstanding redemption requests and adjust the amount of capital stock classified as a liability accordingly.
Due to our requirement to obtain FHFA non-objection of any dividend payments, cash dividends on capital stock classified as a liability are recorded when declared and reflected as interest expense in the statements of income. If a member cancels its written notice of redemption or notice of withdrawal, we reclassify any mandatorily redeemable capital stock from a liability to equity and dividends on the reclassified capital stock are no longer recognized as interest expense.
The repurchase or redemption of mandatorily redeemable capital stock is reflected as a financing cash outflow on the statements of cash flows. See Note 15 for more information.
Restricted Retained Earnings
In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement (as amended, the Capital Agreement). Under the Capital Agreement, effective third quarter 2011, each FHLBank began contributing 20% of its quarterly net income to a separate restricted retained earnings account at that FHLBank and will continue to do so until the account balance equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends. The restricted retained earnings balance is included in all capital adequacy measures and is presented separately on the statements of condition. See Note 15 for more information.
FHFA Expenses
Our portion of the FHFA’s expenses and working capital fund paid by the FHLBanks is allocated to us based on the pro rata share of the annual assessments (which are based on the ratio of our minimum required regulatory capital to the aggregate minimum required regulatory capital of every FHLBank).
Office of Finance Expenses
Our proportionate share of Office of Finance operating and capital expenditures is calculated using a formula that is based upon the following components: (1) two-thirds based upon each FHLBank's share of total consolidated obligations outstanding and (2) one-third based upon an equal pro-rata allocation.
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
REFCORP
Although exempt from ordinary federal, state, and local taxation except for local real estate tax, we were required to make quarterly payments to REFCORP through the second quarter of 2011, after which the obligation was satisfied. These payments represented a portion of the interest on bonds that were issued by REFCORP. REFCORP is a government corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 14 for more information.

Note 2—Changes in Accounting Principles and Recently Issued or Adopted Accounting Guidance
Change in Accounting Principle
Change in Amortization and Accretion Method of Deferred Premiums and Discounts on Mortgage Loans Held for Portfolio
Effective October 1, 2013, we changed our method of accounting for the amortization and accretion of premiums and discounts on our mortgage loans held for portfolio to the contractual interest method. Historically, we deferred and amortized premiums and accreted discounts as interest income using the retrospective interest method, which used both actual prepayment experience and estimates of future principal repayments in calculating the estimated lives of the assets. Because we have purchased no mortgage loans since 2006, when we terminated our MPP, the unpaid principal balance of our mortgage loan portfolio has declined significantly due to repayments of principal and prior to making this change in methodology, the net unamortized premium on our mortgage loans had declined to $1.2 million. While both the retrospective interest and contractual interest methods are acceptable under GAAP, we believe the contractual interest method is preferable to the retrospective interest method for recognizing the remaining net unamortized premiums on our mortgage loans held for portfolio because: (1) the contractual method represents the base accounting model articulated in GAAP applicable to accounting for the amortization of premiums and the accretion of discounts, whereas the retrospective method is only permitted by the guidance in narrowly defined circumstances; and (2) changing our methodology to the contractual method for amortizing premiums and accreting discounts on mortgage loans held for portfolio will increase consistency of practice across the Federal Home Loan Bank System (FHLBank System) and enhance financial reporting in the FHLBank System Combined Financial Report.
The change to the contractual method for amortizing premiums and accreting discounts on our mortgage loans has been reported through retroactive application of the change in accounting principle to all periods presented and resulted in an increase to net income of $276,000, a decrease to net income of $131,000, an increase of $240,000, and a decrease of $10,000 for the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013.
The following tables illustrate the impact of the change in amortization and accretion methodology on our previously reported financial statements as of and for the years ended December 31, 2013, 2012, and 2011.

	As of and for the Year Ended December 31, 2013
	Previous Method	As Computed Under the New Method	Effect of Change
(in thousands)
Statement of condition:
Mortgage loans held for portfolio, net	$799,331	$797,620	$(1,711)
AHP payable	20,296	20,338	42
Retained earnings	288,843	287,090	(1,753)
Statement of income:
Interest income - mortgage loans held for portfolio	48,033	48,450	417
Net interest income after provision for credit loss	138,066	138,483	417

	As of and for the Year Ended December 31, 2013
(Continued)	Previous Method	As Computed Under the New Method	Effect of Change
(in thousands)
Statement of income (continued):
Income before assessments	$67,956	$68,373	$417
Assessments	6,885	6,927	42
Net income	61,071	61,446	375
Statement of comprehensive income:
Net income	61,071	61,446	375
Total comprehensive income	215,771	216,146	375
Statement of capital:
Retained earnings, as of December 31, 2012	228,236	226,108	(2,128)
Net income	61,071	61,446	375
Retained earnings, as of December 31, 2013	288,843	287,090	(1,753)
Statement of cash flows:
Operating activities:
Net income	61,071	61,446	375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(19,102)	(19,519)	(417)
Net change in other liabilities	7,614	7,656	42
Total adjustments	81,133	80,758	(375)

	As of and for the Year Ended December 31, 2012
	Previous Method	As Computed Under the New Method	Effect of Change
(in thousands)
Statement of condition:
Mortgage loans held for portfolio, net	$1,059,308	$1,057,180	$(2,128)
Retained earnings	228,236	226,108	(2,128)
Statement of income:
Interest income - mortgage loans held for portfolio	62,578	62,569	(9)
Net interest income after provision for credit loss	125,894	125,885	(9)
Net income	70,798	70,789	(9)
Statement of comprehensive income:
Net income	70,798	70,789	(9)
Total comprehensive income	454,942	454,933	(9)
Statement of capital:
Retained earnings, as of December 31, 2011	157,438	155,319	(2,119)
Net income	70,798	70,789	(9)
Retained earnings, as of December 31, 2012	228,236	226,108	(2,128)
Statement of cash flows:
Operating activities:
Net income	70,798	70,789	(9)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,694	14,703	9
Total adjustments	(51,939)	(51,930)	9

	As of and for the Year Ended December 31, 2011
	Previous Method	As Computed Under the New Method	Effect of Change
(in thousands)
Statement of condition:
Mortgage loans held for portfolio, net	$1,356,878	$1,354,759	$(2,119)
Retained earnings	157,438	155,319	(2,119)
Statement of income:
Interest income - mortgage loans held for portfolio	108,097	110,693	2,596
Net interest income after provision for credit loss	96,988	99,584	2,596
Net gain on sale of mortgage loans held for sale	73,925	77,012	3,087
Total other income	63,638	66,725	3,087
Net income	84,042	89,725	5,683
Statement of comprehensive income:
Net income	84,042	89,725	5,683
Total comprehensive income	140,336	146,019	5,683
Statement of capital:
Cumulative effect of change in accounting principle, January 1, 2011	—	(7,802)	(7,802)
Retained earnings after cumulative effect of change in accounting principle, as of January 1, 2011	73,396	65,594	(7,802)
Net income	84,042	89,725	5,683
Retained earnings, as of December 31, 2011	157,438	155,319	(2,119)
Statement of cash flows:
Operating activities:
Net income	84,042	89,725	5,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,717	26,121	(2,596)
Net gain on sale of mortgage loans held for sale	(73,925)	(77,012)	(3,087)
Total adjustments	81,194	75,511	(5,683)

Recently Issued or Adopted Accounting Guidance
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
On January 17, 2014, the Financial Accounting Standards Board (FASB) issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate upon completion of a foreclosure, or the borrower conveys all interest in the residential real estate to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This guidance is effective for interim and annual periods beginning on or after December 31, 2014, and may be adopted under either the modified retrospective transition method or the prospective transition method. We are evaluating the effect on our financial condition, results of operations, and cash flows, but we do not expect the effect to be material.
Inclusion of the Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
On July 17, 2013, the FASB amended existing guidance to include the Federal Funds Effective Swap Rate (also referred to as Overnight Index Swap Rate (OIS)) as a U.S. benchmark interest rate for hedge accounting purposes. Including OIS as an acceptable U.S. benchmark interest rate, in addition to U.S. Treasuries and London Interbank Offered Rates (LIBOR), provides a more comprehensive spectrum of interest-rate indices to use as the designated benchmark interest-rate risk component under hedge accounting guidance. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate, and are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have a material effect on our hedging strategies.
Joint and Several Liability Arrangements
On February 28, 2013, the FASB issued guidance for recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The guidance is effective for interim and annual periods beginning on or after December 15, 2013 (January 1, 2014 for the Seattle Bank). Adoption of this guidance did not have a material effect on our financial condition, results of operations, or cash flows.
Framework for Adversely Classifying Certain Assets
On April 9, 2012, the FHFA issued an advisory bulletin (AB) that establishes a standard and uniform methodology for classifying loans, REO, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. This guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adverse classification requirements were implemented as of January 1, 2014 and the charge-off requirements of AB 2012-02 are effective January 1, 2015. We are currently assessing the provisions of this advisory bulletin, and we have not yet determined its effect on our financial condition, results of operations, or cash flows.
Disclosures about Offsetting Assets and Liabilities
On December 16, 2011, the FASB and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on an entity's financial position, whether an entity's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance, which was amended on January 31, 2013, clarifies that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting agreement or similar arrangement, and requires an entity to disclose both gross and net information about derivatives, repurchase agreements and reverse repurchase agreements, and security borrowing and lending transactions that meet this criteria. This guidance, as amended, became effective for the Seattle Bank for interim and annual periods beginning on January 1, 2013 and was applied retrospectively for all comparative periods presented. The adoption of this guidance resulted in additional interim and annual financial statement disclosures, but did not affect our financial condition, results of operations, or cash flows.
Presentation of Comprehensive Income
On February 5, 2013, the FASB issued guidance intended to improve the transparency of reporting reclassifications out of accumulated other comprehensive income (AOCI). This guidance does not change the current requirements for reporting net income or comprehensive income in the financial statements. Rather, it requires an entity to present, either on the face of the financial statement where net income is presented or in the footnotes, significant amounts reclassified out of AOCI. These amounts are to be presented based on the respective lines of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other required disclosures that provide additional detail about these other amounts. This guidance became effective for the Seattle Bank for interim and annual periods beginning on January 1, 2013 and was applied prospectively. The adoption of this guidance resulted in additional interim and annual financial statement disclosures, but did not affect our financial condition, results of operations, or cash flows.

Note 3—Cash and Due from Banks
We maintain collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances were $429,000 and $175,000 for the years ended December 31, 2013 and 2012.

Note 4—AFS Securities
Major Security Types
The following tables summarize our AFS securities as of December 31, 2013 and 2012.

	As of December 31, 2013
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Gross Unrealized Gains (3)	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
Other U.S. agency obligations (4)	$3,406,201	$—	$10,931	$(13,969)	$3,403,163
GSE obligations (5)	1,932,353	—	1,817	(14,115)	1,920,055
Total non-MBS	5,338,554	—	12,748	(28,084)	5,323,218
MBS:
Residential private-label MBS (PLMBS)	1,319,714	(62,478)	21,049	—	1,278,285
Total	$6,658,268	$(62,478)	$33,797	$(28,084)	$6,601,503

	As of December 31, 2012
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Gross Unrealized Gains (3)	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
Other U. S agency obligations (4)	$1,159,869	$—	$7,081	$(32)	$1,166,918
GSE obligations (5)	1,408,238	—	9,064	(20)	1,417,282
Total non-MBS	2,568,107	—	16,145	(52)	2,584,200
MBS:
Residential PLMBS	1,517,825	(224,061)	—	—	1,293,764
Total	$4,085,932	$(224,061)	$16,145	$(52)	$3,877,964

(1)	Includes unpaid principal balance, accretable discounts and unamortized premiums, fair value hedge accounting adjustments, and OTTI charges recognized in earnings.

(2)
OTTI recognized in AOCL does not include $21.0 million in subsequent unrealized gains in fair value of previously other-than-temporarily impaired AFS securities as of December 31, 2013, which is included in "net non-credit portion of OTTI losses on AFS securities" in AOCL. There were no subsequent unrealized gains in fair value of previously other-than-temporarily impaired AFS securities as of December 31, 2012.

(3)
Gross unrealized gains on AFS securities includes $21.0 million in subsequent unrealized gains in fair value of previously other-than-temporarily impaired AFS securities as of December 31, 2013, which is not included in "net unrealized gain (loss) on AFS securities" in AOCL. There were no subsequent unrealized gains in fair value of previously other-than-temporarily impaired AFS securities as of December 31, 2012.

(4)
Consists of obligations issued or guaranteed by one or more of the following: U.S. Agency for International Development (U.S. AID), Private Export Funding Corporation, and Export-Import Bank of the U.S. (Ex-Im Bank).

(5)	Consists of obligations issued by one or more of the following: Federal Farm Credit Bank (FFCB), Freddie Mac, Fannie Mae, and Tennessee Valley Authority (TVA).

The amortized cost basis of our PLMBS classified as AFS includes credit-related OTTI losses of $374.1 million and $420.9 million as of December 31, 2013 and 2012. As of December 31, 2013 and 2012, the amortized cost basis and the fair values of our non-MBS AFS securities included $112.4 million and $72.1 million of unamortized purchase premium and $6.7 million and $410,000 of unaccreted purchased discount. In addition, as of December 31, 2013 and 2012, the amortized cost basis and the fair values of our non-MBS securities reflected unfavorable basis adjustments of $138.8 million and favorable basis adjustments of $5.9 million related to fair value hedges. The portion of the change in fair value of the AFS securities related to the risk being hedged is recorded in other income as "net gain on derivatives and hedging activities" together with the related change in the fair value of the derivatives. The remainder of the change in fair value of the hedged AFS securities, as well as the change in fair value of our non-hedged AFS securities, is recorded in AOCL as "net unrealized (loss) gain on AFS securities."
As of December 31, 2013 and 2012, we held $485.1 million and $503.1 million of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board. See Note 18 for additional information concerning these related parties.
Unrealized Losses on AFS Securities
The following tables summarize our AFS securities in an unrealized loss position as of December 31, 2013 and 2012, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of December 31, 2013
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$1,384,795	$(13,969)	$—	$—	$1,384,795	$(13,969)
GSE obligations	1,288,451	(14,115)	—	—	1,288,451	(14,115)
Total non-MBS	2,673,246	(28,084)	—	—	2,673,246	(28,084)
MBS:
Residential PLMBS *	11,505	(852)	737,911	(61,626)	749,416	(62,478)
Total	$2,684,751	$(28,936)	$737,911	$(61,626)	$3,422,662	$(90,562)

	As of December 31, 2012
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U. S agency obligations	$29,088	$(32)	$—	$—	$29,088	$(32)
GSE obligations	99,254	(20)	—	—	99,254	(20)
Total non-MBS	128,342	(52)	—	—	128,342	(52)
MBS:
Residential PLMBS *	—	—	1,293,764	(224,061)	1,293,764	(224,061)
Total	$128,342	$(52)	$1,293,764	$(224,061)	$1,422,106	$(224,113)

* Includes investments for which a portion of OTTI has been recognized in AOCL.

Redemption Terms
The amortized cost basis and fair value, as applicable, of AFS securities by contractual maturity as of December 31, 2013 and 2012 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31, 2013		As of December 31, 2012
Year of Maturity	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-MBS:
Due in less than one year	$46,119	$46,128	$695,295	$696,441
Due after one year through five years	900,850	902,287	244,834	245,150
Due after five years through 10 years	993,790	990,061	397,643	399,535
Due after 10 years	3,397,795	3,384,742	1,230,335	1,243,074
Total non-MBS	5,338,554	5,323,218	2,568,107	2,584,200
Total MBS	1,319,714	1,278,285	1,517,825	1,293,764
Total	$6,658,268	$6,601,503	$4,085,932	$3,877,964

Interest-Rate Payment Terms
The following table summarizes the amortized cost of our AFS securities by interest-rate payment terms as of December 31, 2013 and 2012.

	As of	As of
Amortized Cost of AFS Securities by Interest-Rate Payment Terms	December 31, 2013	December 31, 2012
(in thousands)
Non-MBS:
Fixed	$3,599,757	$1,797,154
Variable	1,738,797	770,953
Total non-MBS	5,338,554	2,568,107
MBS:
Variable	1,319,714	1,517,825
Total	$6,658,268	$4,085,932

Proceeds from and Net Gain on Sales of AFS Securities
The following table summarizes the proceeds from and the net gain on sales of AFS securities for the years ended December 31, 2013 and 2012. We had no similar sales of AFS securities for the year ended December 31, 2011.

	For the Years Ended December 31,
Proceeds from and Net Gain on Sales of AFS Securities	2013	2012
(in thousands)
Proceeds from sale of AFS securities	$41,799	$185,332
Gross gain on sale of AFS securities	903	1,843
Gross loss on sale of AFS securities	—	(51)
Net realized gain on sale of AFS securities	$903	$1,792
Credit Risk
A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities, are included in Note 6.

Note 5—HTM Securities
Major Security Types
The following tables summarize our HTM securities as of December 31, 2013 and 2012.

	As of December 31, 2013
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit	$266,000	$—	$266,000	$15	$—	$266,015
Other U.S. agency obligations (3)	19,168	—	19,168	192	(2)	19,358
State or local housing obligations	1,718,173	—	1,718,173	1,777	(8,557)	1,711,393
Total non-MBS	2,003,341	—	2,003,341	1,984	(8,559)	1,996,766
MBS:
Residential:
Other U.S. agency (3)	109,429	—	109,429	215	—	109,644
GSE (4)	5,544,762	—	5,544,762	31,669	(8,909)	5,567,522
PLMBS	439,476	(14,418)	425,058	8,111	(18,743)	414,426
Commercial (multi-family):
GSE (4)	1,348,883	—	1,348,883	—	(2,956)	1,345,927
Total MBS	7,442,550	(14,418)	7,428,132	39,995	(30,608)	7,437,519
Total	$9,445,891	$(14,418)	$9,431,473	$41,979	$(39,167)	$9,434,285

	As of December 31, 2012
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit	$269,000	$—	$269,000	$11	$—	$269,011
Other U.S. agency obligations (3)	22,599	—	22,599	227	(4)	22,822
GSE obligations (4)	299,954	—	299,954	3,617	—	303,571
State or local housing obligations	708,776	—	708,776	1,528	(307)	709,997
Total non-MBS	1,300,329	—	1,300,329	5,383	(311)	1,305,401
MBS:
Residential:
Other U.S. agency (3)	141,034	—	141,034	394	—	141,428
GSE (4)	6,213,529	—	6,213,529	84,932	(385)	6,298,076
PLMBS	594,970	(17,616)	577,354	4,839	(37,971)	544,222
Commercial (multi-family):
GSE (4)	186,165	—	186,165	100	(114)	186,151
Total MBS	7,135,698	(17,616)	7,118,082	90,265	(38,470)	7,169,877
Total	$8,436,027	$(17,616)	$8,418,411	$95,648	$(38,781)	$8,475,278

(1)	Includes unpaid principal balance, accretable discounts and unamortized premiums, and OTTI charges recognized in earnings.

(2)	Represent the difference between fair value and carrying value.

(3)	Consists of obligations or securities issued by one or more of the following: Government National Mortgage Association (Ginnie Mae), Small Business Administration (SBA), and U.S. AID.

(4)	Consists of securities issued by one or more of the following: Freddie Mac, Fannie Mae, and TVA.

The amortized cost basis of our HTM MBS investments determined to be other-than-temporarily impaired includes $769,000 and $803,000 of credit-related OTTI losses as of December 31, 2013 and 2012. The amortized cost of our other HTM

MBS includes gross amortizable premium of $25.7 million and $21.7 million and gross accretable discount of $6.7 million and $7.8 million, as of December 31, 2013 and 2012.
As of December 31, 2013 and 2012, we held $146.3 million and $190.5 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 18 for additional information concerning these related parties.
Unrealized Losses on HTM Securities
The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2013 and 2012. The gross unrealized losses include OTTI charges recognized in AOCL and gross unrecognized holding losses.

	As of December 31, 2013
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$13	$—	$920	$(2)	$933	$(2)
State or local housing obligations	529,874	(8,472)	2,160	(85)	532,034	(8,557)
Total non-MBS	529,887	(8,472)	3,080	(87)	532,967	(8,559)
MBS:
Residential:
GSEs	1,790,531	(8,381)	78,405	(528)	1,868,936	(8,909)
PLMBS	39,603	(294)	346,694	(32,867)	386,297	(33,161)
Commercial (multi-family):
GSEs	1,345,927	(2,956)	—	—	1,345,927	(2,956)
Total MBS	3,176,061	(11,631)	425,099	(33,395)	3,601,160	(45,026)
Total	$3,705,948	$(20,103)	$428,179	$(33,482)	$4,134,127	$(53,585)

	As of December 31, 2012
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$233	$—	$1,083	$(4)	$1,316	$(4)
State or local housing obligations	1,485	(189)	937	(118)	2,422	(307)
Total non-MBS	1,718	(189)	2,020	(122)	3,738	(311)
MBS:
Residential:
GSEs	128,332	(356)	63,313	(29)	191,645	(385)
PLMBS	—	—	405,275	(55,587)	405,275	(55,587)
Commercial (multi-family):
GSEs	102,150	(114)	—	—	102,150	(114)
Total MBS	230,482	(470)	468,588	(55,616)	699,070	(56,086)
Total	$232,200	$(659)	$470,608	$(55,738)	$702,808	$(56,397)

Redemption Terms
The amortized cost basis, carrying value, and fair value, as applicable, of HTM securities by contractual maturity as of December 31, 2013 and 2012 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31, 2013			As of December 31, 2012
Year of Maturity	Amortized Cost Basis	Carrying Value (1)	Fair Value	Amortized Cost Basis	Carrying Value (1)	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$286,720	$286,720	$286,753	$578,259	$578,259	$581,889
Due after one year through five years	238,016	238,016	238,137	121,112	121,112	121,303
Due after five years through 10 years	330,175	330,175	330,255	138,114	138,114	138,432
Due after 10 years	1,148,430	1,148,430	1,141,621	462,844	462,844	463,777
Total non-MBS	2,003,341	2,003,341	1,996,766	1,300,329	1,300,329	1,305,401
Total MBS	7,442,550	7,428,132	7,437,519	7,135,698	7,118,082	7,169,877
Total	$9,445,891	$9,431,473	$9,434,285	$8,436,027	$8,418,411	$8,475,278

(1)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit-related impairment recognized in AOCL.

Interest-Rate Payment Terms
The following table summarizes our HTM securities by interest-rate payment terms as of December 31, 2013 and 2012.

	As of	As of
Amortized Cost of HTM Securities by Interest-Rate Payment Terms	December 31, 2013	December 31, 2012
(in thousands)
Non-MBS:
Fixed	$339,106	$598,340
Variable	1,664,235	701,989
Total non-MBS	2,003,341	1,300,329
MBS:
Fixed	1,425,778	1,120,271
Variable	6,016,772	6,015,427
Total MBS	7,442,550	7,135,698
Total	$9,445,891	$8,436,027

Proceeds from and Net Gain on Sales of HTM Securities
During 2011, we sold various HTM securities that were either within three months of maturity or had less than 15% of the original purchased principal outstanding at the time of the sale for total proceeds of $136.7 million, which resulted in a net gain of $3.6 million for the year ended December 31, 2011. We had no similar sales of HTM securities for the years ended December 31, 2013 and 2012.
Credit Risk
A detailed discussion of credit risk on our investments, including those classified as HTM, and our assessment of OTTI of such securities, is included in Note 6.

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
Assessment for OTTI
We evaluate each of our AFS and HTM investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider (1) our intent to sell each such investment security and (2) whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, for our PLMBS, we perform a cash flow analysis to determine whether the entire amortized cost basis of an impaired security, including all previously recognized OTTI losses, will be recovered. If we do not expect to recover the entire amount, the security is considered to be other-than-temporarily impaired or further impaired. We then evaluate the OTTI to determine the amount of credit loss recognized in earnings, which is limited to the amount of each security's gross unrealized loss.
PLMBS
Our investments in PLMBS were rated "AAA" (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody's Investor Service (Moody's) or Standard & Poor's Ratings Services (S&P), at their respective purchase dates. The "AAA"-rated securities achieved their ratings primarily through credit enhancement, such as subordination and over-collateralization.
To ensure consistency in determination of OTTI for PLMBS among all FHLBanks, the FHLBanks use a system-wide governance committee (OTTI Governance Committee) and a formal process to ensure consistency in key OTTI modeling assumptions used for the purposes of cash flow analysis for these securities. As part of our quarterly OTTI evaluation, we review and approve the key modeling assumptions determined by the FHLBanks' system-wide process, and we perform OTTI cash flow analyses on our entire PLMBS portfolio using the FHLBanks' common platform and approved assumptions.
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
We update our estimate of future estimated cash flows on a quarterly basis. At each quarter-end, we perform our OTTI cash flow analyses using third-party models that consider individual borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSA), which are based upon an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 5.0% to an increase of 7.0% over the twelve-month period beginning October 1, 2013. For the vast majority of markets, the short-term housing price forecast ranges from increases of 1.0% to 5.0%. Thereafter, home prices were projected to recover using one of five different recovery paths.

The table below presents the range of projected home price recovery by months as of December 31, 2013.

	As of December 31, 2013
	Annualized Recovery Range
Months	Low	High
(in percentages, except months)
1-6	0.0	3.0
7-12	1.0	4.0
13-18	2.0	4.0
19-30	2.0	5.0
31-54	2.0	6.0
Thereafter	2.3	5.6

We also use a third-party model to allocate our month-by-month projected loan-level cash flows to the various security classes in each securitization structure in accordance with its prescribed cash flow and loss allocation rules. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in these assumptions and expectations. The scenario of cash flows, based on the model approach described above, reflects a reasonable estimate scenario and includes a base-case current-to-trough price forecast (if applicable) and a base-case housing price recovery path.
For those securities for which an OTTI was determined to have occurred during the year ended December 31, 2013, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. Credit enhancement is defined as the percentage of credit subordination, excess spread or over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Loss For the Year Ended December 31, 2013			As of December 31, 2013
	Cumulative Voluntary Prepayment Rates (1)	Cumulative Default Rates (1)	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average	Weighted Average	Weighted Average	Weighted Average
(in percentages)
Alt-A:
2007	8.8	44.8	42.8	—
2006	5.4	51.9	42.0	10.1
Total Alt-A	6.8	48.9	42.3	5.9

(1)	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.
Based on our analysis, we recorded $1.8 million of additional OTTI credit losses in 2013 on two securities determined to be other-than-temporarily impaired in prior reporting periods. No additional securities were determined to be other-than-temporarily impaired in 2013. For the years ended December 31, 2013 and 2012, we sold one and six other-than-temporarily impaired securities, each of which had recovered its amortized cost basis. We have the ability and intent to hold our other-than-temporarily impaired securities until their fair values exceed their amortized cost bases. See Note 4 for additional information on these sales.

The following table summarizes key information as of December 31, 2013 for the PLMBS on which we have recorded OTTI charges during the life of the security (i.e., other-than-temporarily impaired through December 31, 2013).

	As of December 31, 2013
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$90,950	$90,218	$75,800	$83,664	$1,693,881	$1,319,714	$1,278,285

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.

(2)	Classification based on originator's classification at the time of origination or classification by a NRSRO upon issuance of the MBS.

The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the years ended December 31, 2013, 2012, and 2011.

	For the Years Ended December 31,
Credit Loss Component of OTTI Loss	2013	2012	2011
(in thousands)
Balance before cumulative actual cash losses, beginning of period	$431,841	$513,194	$424,073
Additions:
Credit losses on securities on which OTTI was not previously recognized	—	11	138
Additional OTTI credit losses on securities on which an OTTI loss was previously recognized (1)	1,837	11,078	91,038
Total additional credit losses recognized in period noted	1,837	11,089	91,176
Reductions:
Securities sold and matured during the period (2) (3)	(19,247)	(79,900)	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (amount recognized in interest income in period noted) (3) (4)	(19,571)	(12,542)	(2,055)
Balance before cumulative actual cash losses, end of period	394,860	431,841	513,194
Cumulative actual cash losses	(19,973)	(10,328)	(2,829)
Balance after actual cash losses, end of period	$374,887	$421,513	$510,365

(1)	Relates to securities that were also previously determined to be other-than-temporarily impaired prior to the beginning of the period.

(2)	Represents reductions related to securities sold or having reached maturity during the period and no longer held at the end of the period.

(3)
Certain line items for the year ended December 31, 2012 have been revised on a prospective basis due to an error that we evaluated and determined to be not material. As a result, for the year ended December 31, 2012, “securities sold and matured during the period” decreased from $87.7 million to $79.9 million, “increases in cash flows expected to be collected, recognized over the remaining life of the securities” increased from $6.6 million to $12.5 million, and “balance before cumulative actual cash losses, end of period” (and the 2013 beginning balance) increased from $430.1 million to $431.8 million. In addition, we enhanced our disclosure to separate cumulative actual cash losses from securities sold and matured during the period.

(4)
As of December 31, 2013, the amortized cost of our PLMBS includes $374.9 million of OTTI credit losses. Of this amount, as of December 31, 2013, unaccreted discount of $115.2 million will be accreted back to investment interest income on a level-yield basis due to adjustments to yields resulting from significant improvements in the cash flows of the securities.

All Other AFS and HTM Securities
Certain of our remaining AFS and HTM investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace and interest-rate volatility in the U.S. mortgage and credit markets. Based on current information, we determined that, for these investments, the underlying collateral or the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery. As a result, we do not consider any of our other investments to be other-than-temporarily impaired as of December 31, 2013.

Note 7—Advances
Redemption Terms
We offer a wide range of fixed and variable interest-rate advance products with different maturities, interest rates, payment terms, and optionality. Fixed interest-rate advances generally have maturities ranging from one day to 30 years. Variable interest-rate advances generally have maturities ranging from one to 10 years, where the interest rates reset periodically at a fixed spread to the LIBOR. We had advances outstanding at interest rates ranging from 0.17% to 8.22% as of December 31, 2013, and 0.23% to 8.22% as of December 31, 2012.
The following table summarizes our advances outstanding as of December 31, 2013 and 2012.

	As of December 31, 2013		As of December 31, 2012
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$2,710,387	0.37	$4,450,765	0.57
Due after one year through two years	2,312,099	0.77	265,074	2.29
Due after two years through three years	2,760,738	1.15	659,953	2.40
Due after three years through four years	1,007,201	3.73	798,479	3.26
Due after four years through five years	753,393	2.30	992,986	3.84
Thereafter	1,283,703	2.87	1,713,882	2.72
Total par value	10,827,521	1.40	8,881,139	1.78
Commitment fees	(370)		(421)
Premium on advances	7,743		2,816
Discount on advances	(6,649)		(8,018)
Hedging adjustments	107,049		259,727
Total	$10,935,294		$9,135,243

We offer advances to members that may be prepaid on specified dates without incurring prepayment or termination fees (e.g., callable and choice advances, advances on which the interest rate resets at specified intervals based on a spread to our short-term cost of funds and may be prepaid at any repricing date without incurring a prepayment fee). As of December 31, 2013 and 2012, we had no callable or choice advances outstanding. Other advances, including symmetrical prepay advances, may only be prepaid subject to a fee sufficient to make us economically indifferent to a borrower's decision to prepay an advance or maintain the advance until contractual maturity. In the case of our standard advance products, the fee cannot be less than zero; however, the symmetrical prepayment advance removes this floor, resulting in a potential payment to the borrower under certain circumstances. We hedge these advances to ensure that we remain economically indifferent to the borrower's decision to prepay such an advance. Symmetrical prepay advances outstanding as of December 31, 2013 and 2012 totaled $442.5 million and $436.3 million.
We also offer putable and convertible advances. With a putable advance, we effectively purchase a put option from the member that allows us the right to terminate the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase sufficiently above the interest rate that existed when the putable advance was issued. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $910.5 million and $1.7 billion as of December 31, 2013 and 2012. Convertible advances allow us to convert an advance from one interest-payment term structure to another. When issuing convertible advances, we may purchase put options from a member that allow us to convert the variable interest-rate advance to a fixed interest-rate advance at the current market rate after an agreed-upon lockout period. The fixed interest rate on a convertible advance is determined at origination. These types of advances, among others, contain embedded derivatives, which are evaluated at the time of issuance to determine whether the embedded derivatives require bifurcation and separate accounting from their host contracts. We had no variable-to-fixed interest-rate advances outstanding that had not converted to fixed interest rates as of December 31, 2013 and 2012.

The following table summarizes our advances by next put/convert date as of December 31, 2013 and 2012.

	As of	As of
Advances by Next Put/Convert Date	December 31, 2013	December 31, 2012
(in thousands)
Due in one year or less	$3,665,903	$6,053,281
Due after one year through two years	2,217,599	240,074
Due after two years through three years	2,376,722	493,453
Due after three years through four years	685,201	364,463
Due after four years through five years	728,393	470,986
Thereafter	1,153,703	1,258,882
Total par value	$10,827,521	$8,881,139

The following table summarizes our advances by interest-rate payment terms as of December 31, 2013 and 2012.

	As of	As of
Interest-Rate Payment Terms	December 31, 2013	December 31, 2012
(in thousands)
Fixed:
Due in one year or less	$1,757,568	$4,352,000
Due after one year	5,107,133	4,420,374
Total fixed	6,864,701	8,772,374
Variable:
Due in one year or less	952,820	98,765
Due after one year	3,010,000	10,000
Total variable	3,962,820	108,765
Total par value	$10,827,521	$8,881,139

Credit Risk Exposure and Security Terms
Our potential credit risk from advances is concentrated in commercial banks and savings institutions. The following table provides the par value of advances and percent of total par value of outstanding advances of our top five borrowers (at the holding company level) as of December 31, 2013 and 2012.

	As of December 31, 2013		As of December 31, 2012
Top Five Borrowers by Holding Company Advances Outstanding (1)	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America Corporation (2)	$3,826,598	35.4	$2,590,631	29.1
Washington Federal, Inc.	1,930,000	17.8	1,880,000	21.2
Sterling Financial Corporation	1,144,870	10.6	604,027	6.8
Glacier Bancorp, Inc.	834,940	7.7	992,013	11.2
HomeStreet, Inc.	446,590	4.1	259,090	2.9
Total	$8,182,998	75.6	$6,325,761	71.2
(1) Due to the number of member institutions that are part of larger holding companies, we believe this aggregation provides greater visibility into borrowing activity at the Seattle Bank than would a listing of advances by individual member institutions.

(2)	Former member.
As of December 31, 2013 and 2012, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers as listed above was approximately 28 and 29 months.

In April 2013, as a result of a corporate restructuring, Bank of America, Oregon, N.A., our then largest borrower, merged into its parent, Bank of America, N.A. (BANA). At that time, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's outstanding advances will eventually decline to zero as the advances mature. Approximately 80% of the entity's $3.8 billion in outstanding advances will mature between 2015 and 2016. In addition, in September 2013, the holding companies for Sterling Bank and Umpqua Bank, two of the larger members of the Seattle Bank, announced an intention to merge. If the merger is completed, the number of borrowers and holders of Seattle Bank capital stock will become more concentrated as both of these entities have been active borrowers and each holds large amounts of Seattle Bank capital stock.
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
The following table presents our gross prepayment fees, basis adjustments and termination fees, net prepayment fees, and the amount of advance principal prepaid for the years ended December 31, 2013, 2012, and 2011.

	For the Years Ended December 31,
Advance Prepayments	2013	2012	2011
(in thousands)
Gross prepayment fees	$9,117	$25,491	$51,714
Less: Basis adjustments and termination fees	3,212	11,084	32,121
Net prepayment fees	$5,905	$14,407	$19,593
Advance principal prepaid	$305,418	$845,114	$1,333,868

Note 8—Mortgage Loans Held for Portfolio
We historically purchased single-family mortgage loans originated or acquired by participating members in our MPP, and we have not purchased any mortgage loans since 2006. These mortgage loans are guaranteed or insured by federal agencies or credit-enhanced by the participating members. In July 2011, we sold $1.3 billion of conventional mortgage loans and recorded a gain of $77.0 million. We have no current plans to sell the remaining mortgage loans held for portfolio.
Effective October 1, 2013, we changed our method of accounting for the amortization and accretion of premiums and discounts on our mortgage loans held for portfolio to the contractual interest method. The change to the contractual method for amortizing premiums and accreting discounts on our mortgage loans has been reported through retroactive application of the change in accounting principle to all periods presented. For additional information and the impact of the change in amortization and accretion method on our financial statements as of and for the years ended December 31, 2013, 2012, and 2011, see Note 2.

The following tables summarize our mortgage loans held for portfolio as of December 31, 2013 and 2012.

	As of	As of
Mortgage Loans Held for Portfolio	December 31, 2013	December 31, 2012
(in thousands)
Real Estate:
Fixed interest-rate, medium-term(1), single-family	$39,240	$55,866
Fixed interest-rate, long-term(1), single-family	759,891	1,004,557
Total loan principal	799,131	1,060,423
Premiums	3,950	5,434
Discounts	(4,407)	(6,192)
Deferred loan costs, net	(120)	(159)
Mortgage loans held for portfolio before allowance for credit losses	798,554	1,059,506
Less: Allowance for credit losses on mortgage loans	(934)	(2,326)
Total mortgage loans held for portfolio, net	$797,620	$1,057,180

(1)	Medium-term is defined as a term of 15 years or less; long-term is defined as a term greater than 15 years.

	As of	As of
Principal of Mortgage Loans Held for Portfolio	December 31, 2013	December 31, 2012
(in thousands)
Government-guaranteed/insured	$75,148	$95,023
Conventional	723,983	965,400
Total loan principal	$799,131	$1,060,423

As of December 31, 2013 and 2012, 77% of our outstanding mortgage loans had been purchased from our former member, Washington Mutual Bank, F.S.B. (which was acquired by JPMorgan Chase Bank, N.A., a nonmember).
We do not intend to resume purchasing mortgage loans under the MPP.
For information on our credit risk on mortgage loans and allowance methodology for credit losses, see Note 9.
MPF Xtra® Product

On July 1, 2013, we began offering the MPF Xtra® product to our members. The MPF Xtra product is offered under the Mortgage Partnership Finance® (MPF®) program offered by the FHLBank of Chicago. "Mortgage Partnership Finance," "MPF," and "MPF Xtra" are registered trademarks of the FHLBank of Chicago. The MPF Xtra product provides participating Seattle Bank members an alternative for selling mortgage loans into the secondary market. When using the MPF Xtra product, mortgage loans from participating members (i.e., participating financial institutions, or PFIs) are first sold to the FHLBank of Chicago, which, acting as a loan aggregator, concurrently sells the loans to Fannie Mae, enabling smaller lenders to benefit from the same competitive pricing that larger national lenders receive when selling into the secondary market. The Seattle Bank never owns or has custody of the mortgage loans. Through a purchase price adjustment, the FHLBank of Chicago receives a transaction fee for its administrative activities for the loans sold to Fannie Mae, and we receive a nominal fee from the FHLBank of Chicago for facilitating the sale of loans by Seattle Bank PFIs through the MPF Xtra product. In 2013, Seattle Bank PFIs delivered $6.0 million of mortgage loans to the FHLBank of Chicago.
The credit risk on the mortgage loans sold through the MPF Xtra product is transferred to Fannie Mae. We may be required to compensate the FHLBank of Chicago for losses incurred to repurchase a loan from Fannie Mae if all of the following occur: 1) a loan sold through the MPF Xtra product defaults; 2) the loan fails to meet underwriting guidelines; and 3) our PFI fails. We have a quality control process in place to ensure loans comply with underwriting guidelines and we monitor our PFIs' financial condition on an ongoing basis. As a result, we believe the likelihood of a loss from the MPF Xtra product is remote and have estimated the fair value of this potential loss exposure to be substantially zero.

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
Credit Products
We manage our credit exposure to credit products through an integrated approach that generally includes establishing a credit limit for each borrower and ongoing review of each borrower's financial condition, coupled with conservative collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our borrowers in accordance with federal statutes and FHFA regulations. Specifically, we comply with the FHLBank Act, which requires the FHLBanks to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the market value of the collateral. We accept certain investment securities, residential mortgage loans, deposits, and other real estate-related assets as collateral. In addition, community financial institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business, agriculture, and community development loans. Our borrowers' Seattle Bank capital stock is also pledged as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. We can also require additional or substitute collateral to protect our security interest. We believe that these policies effectively manage our credit risk from credit products.
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
Using a risk-based approach, we consider the payment status, collateral types and concentration levels, and our borrowers' financial condition to be primary indicators of credit quality for our credit products. As of December 31, 2013 and 2012, we had rights to collateral on a borrower-by-borrower basis with a value in excess of our outstanding extensions of credit.
We continue to evaluate and make changes to our collateral guidelines, as necessary, based on current market conditions. As of December 31, 2013 and 2012, we had no credit products that were past due, on nonaccrual status, or considered impaired. Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis, and the repayment history on credit products, we have not incurred any credit losses on credit products outstanding as of December 31, 2013 and 2012. Accordingly, we have not recorded any allowance for credit losses for this asset portfolio. In addition, as of December 31, 2013 and 2012, no liability was recorded to reflect an allowance for credit losses for credit exposures not recorded on the statements of condition. For additional information on credit exposure on unrecorded commitments, see Note 19.
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

•
Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional mortgage loans evaluated collectively for impairment considers loan pool specific attribute data, applies estimated loss severities, and incorporates the associated credit enhancements in order to determine our best estimate of probable incurred losses as of the reporting date. Credit enhancement cash flows that are projected and assessed as not probable of receipt are not considered in reducing the estimated losses. We also incorporate migration analysis, a methodology for determining the rate of default on pools of similar loans based on payment status categories, such as current, 30, 60, and 90 days past due. We then estimate how many mortgage loans in these categories may migrate to a realized loss position and apply a loss severity factor to estimate losses incurred as of the reporting date.

•
Individually Evaluated Mortgage Loans. Certain conventional mortgage loans that have been determined to be TDRs are specifically identified for purposes of calculating the allowance for credit losses. The mortgage loans are generally considered to be collateral dependent, which means that repayment is expected to be provided by the sale of the underlying property. We measure impairment of these mortgage loans by either estimating the present value of expected cash flows or estimating the fair value of the underlying collateral less costs to sell. Individually evaluated mortgage loans are removed from the collectively evaluated mortgage loan population.

As noted above, our allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans held for portfolio. Specifically, the determination of the allowance generally factors in primary mortgage insurance (PMI) and LRA. PMI is insurance that lenders generally require from homebuyers obtaining mortgage loans in excess of 80% of the applicable home's value at the date of purchase. The LRA is a lender-specific account funded by the Seattle Bank in an amount approximately sufficient to cover expected losses on the pool of mortgages either up front as a portion of the purchase proceeds or through a portion of the net interest remitted monthly by the member. Typically after five years, excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established upon execution of a master commitment contract. As established by the mortgage insurance providers, no LRA balance is required after 11 years based on the assumption that no loan losses are expected beyond eleven years due to principal paydowns and property value appreciation. The PMI and LRA credit enhancements apply after a homeowner's equity is exhausted.
In addition to PMI and LRA, we formerly maintained supplemental mortgage insurance (SMI) to cover losses on our conventional mortgage loans over and above the losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Pursuant to FHFA regulation, SMI from an insurance provider rated "AA" or equivalent by a NRSRO must be obtained, unless this requirement is waived by the regulator. In April 2008, as a result of credit rating downgrades of our SMI provider, we cancelled our insurance policies. We remain in technical violation of the regulatory requirement to provide SMI on our MPP conventional mortgage loans.
The amount of allowance estimated to protect the Seattle Bank against credit losses is determined through the use of a model. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit enhancements.

The following table presents a rollforward of the LRA for the years ended December 31, 2013 and 2012.

	For the Years Ended December 31,
Lender Risk Account	2013	2012
(in thousands)
Balance, beginning of year	$2,631	$7,503
Additions	545	715
Claims	(1,056)	(2,247)
Scheduled distributions	(117)	(171)
Other (1)	(735)	(3,169)
Balance, end of year	$1,268	$2,631

(1)	Includes funds not distributed to a member as amount may be used to resolve repurchase requests. These funds and the LRA are each recorded within other liabilities on the statements of condition.
Because we purchased most of our conventional mortgage loans prior to 2004, we expect the LRA balances to be almost fully distributed by the end of 2014, after which our mortgages generally will have no LRA coverage and this will be reflected accordingly in our quarterly allowance for credit loss evaluations.
Allowance for Credit Losses on Mortgage Loans Held for Portfolio

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans held for portfolio for the years ended December 31, 2013 and 2012, as well as the recorded investment in mortgage loans by impairment methodology as of December 31, 2013 and 2012.

	For the Years Ended December 31,
Allowance for Credit Losses	2013	2012
(in thousands)
Balance, beginning of period	$2,326	$5,704
Charge-offs(1)	(243)	(485)
Balance, net of charge-offs	2,083	5,219
Benefit for credit losses	(1,149)	(2,893)
Balance, end of period	$934	$2,326
Ending balance, collectively evaluated for impairment	$934	$2,326
Recorded investments of mortgage loans, end of period (2):
Individually evaluated for impairment	$12,571	$12,715
Collectively evaluated for impairment	$713,638	$955,507

(1)
For the years ended December 31, 2013 and 2012, includes $37,000 and $100,000 from the allowance for credit losses, which reduced the carrying value of the individually evaluated impaired mortgage loans.

(2)
Excludes government-guaranteed mortgage loans. Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

As a result of our December 31, 2013 and 2012 analyses, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses was in excess of that required to absorb the expected credit losses on our mortgage loan portfolio due to the more favorable estimates of future credit losses, primarily related to improvements in housing prices; and, for 2012, the favorable impact of mortgage loan repurchases by the institution that had sold us the loans. Accordingly, we recorded a benefit for credit losses of $1.1 million and $2.9 million for the years ended December 31, 2013 and 2012. During 2012, $6.3 million of mortgage loans were repurchased under the representation and warranty provisions in the MPP. Because most of the mortgage loans were seriously delinquent, the repurchase of the loans resulted in a decrease of $1.5 million of the $2.9 million released from the allowance for credit losses for the year ended December 31, 2012.

Credit Quality Indicators
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans held for portfolio as of December 31, 2013 and 2012.

	As of December 31, 2013			As of December 31, 2012
Recorded Investment (1) in Delinquent Mortgage Loans	Conventional	Government-Guaranteed	Total	Conventional	Government-Guaranteed	Total
(in thousands, except percentages)
Mortgage loans:
Past due 30-59 days delinquent and not in foreclosure	$20,156	$8,963	$29,119	$26,386	$10,264	$36,650
Past due 60-89 days delinquent and not in foreclosure	8,378	3,427	11,805	7,496	5,334	12,830
Past due 90 days or more delinquent (2)	31,042	9,923	40,965	43,197	13,096	56,293
Total past due	59,576	22,313	81,889	77,079	28,694	105,773
Total current loans	666,633	53,601	720,234	891,143	67,314	958,457
Total mortgage loans	$726,209	$75,914	$802,123	$968,222	$96,008	$1,064,230
Accrued interest - mortgage loans	$3,217	$352	$3,569	$4,279	$445	$4,724
Other delinquency statistics:
In process of foreclosure included above (2) (3)	$24,026	None	$24,026	$34,216	None	$34,216
Serious delinquency rate (4)	4.3%	13.1%	5.1%	4.5%	13.6%	5.3%
Past due 90 days or more still accruing interest (5)	$—	$9,923	$9,923	$—	$13,096	$13,096
Loans on non-accrual status (6)	$34,214	None	$34,214	$45,533	None	$45,533
REO(7)	$3,419	None	$3,419	$2,703	None	$2,703

(1)	Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct writedowns. The recorded investment excludes any valuation allowance.

(2)
Includes conventional mortgage loans classified as TDRs. As of December 31, 2013 and 2012, $6.7 million and $9.7 million of the $12.6 million and $13.0 million recorded investment of TDRs was 90 days or more past due and in the process of foreclosure, with the remaining $5.9 million and $3.3 million recorded investment in TDRs spread between zero and 89 days delinquent.

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

Individually Evaluated Mortgage Loans

The following table presents our average recorded investment balances and related interest income recognized on our individually evaluated mortgage loans for the years ended December 31, 2013, 2012, and 2011.

	For the Years Ended December 31,
	2013		2012		2011
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
Conventional mortgage loans	$13,326	$222	$3,179	$—	$278	$—

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

The following table presents our post-modification recorded investment balances at modification date for the years ended December 31, 2013, 2012, and 2011. Our pre-modification recorded investment in TDRs was not materially different from the post-modification recorded investment amount due to the minimal change in terms of modified loans.

	For the Years Ended December 31,
TDRs - Post-Modification Recorded Investment Balance at Modification Date	2013	2012	2011
(in thousands)
Conventional mortgage loans	$4,375	$12,715	$—
The following table presents the recorded investment balances of performing and non-performing conventional mortgage loans classified as TDRs as of December 31, 2013 and 2012.

	As of December 31, 2013			As of December 31, 2012
TDRs - Performing and Non-Performing	Performing	Non-performing	Total	Performing	Non-performing	Total
(in thousands)
Conventional mortgage loans	$5,912	$6,659	$12,571	$273	$12,715	$12,988

As of December 31, 2013 and 2012, our TDRs comprised 69 and 74 mortgage loans discharged in bankruptcy proceedings and not reaffirmed by the borrowers and 14 and 7 mortgage loans with modified terms (i.e., recapitalization of past due principal and interest payments) agreed to by both the Seattle Bank and the mortgage loan holder. For the year ended December 31, 2013, we recognized $222,000 of interest on performing mortgage loans classified as TDRs and non-accrual loans. We recorded no interest on performing mortgage loans classified as TDRs and non-accrual loans in 2012 and 2011. Modified loans with a recorded investment balance of $436,000 that were classified as TDRs within the previous twelve-month period experienced a default during the year ended December 31, 2013. There were no modified loans that experienced a payment default during the year ended December 31, 2012. A borrower is considered to have defaulted on a TDR if the borrower's contractually due principal or interest is 60 days or more past due at any time during the period presented.

REO

We had $3.4 million and $2.7 million of REO recorded in other assets on our statements of condition as of December 31, 2013 and 2012.
Federal Funds Sold and Securities Purchased Under Agreements to Resell
These investments are generally short-term (primarily overnight), and the recorded balance approximates fair value. We invest in federal funds with investment-grade counterparties, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of December 31, 2013 and 2012 were repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities under agreements to resell as of December 31, 2013 and 2012.

Note 10—Derivatives and Hedging Activities
Nature of Business Activity
We are exposed to interest-rate risk primarily from the effect of interest-rate changes on our interest-earning assets and the funding sources that finance these assets. Consistent with FHFA regulation, we enter into interest-rate exchange agreements (derivatives) to manage the interest-rate exposures inherent in otherwise unhedged asset and funding positions, to achieve our risk-management objectives, and to reduce our cost of funds. To mitigate the risk of loss, we monitor the risk to our interest income, net interest margin, and average maturity of interest-earning assets and interest-bearing liabilities. FHFA regulations and our risk management policy prohibit trading in or the speculative use of derivatives and limit credit risk arising from these instruments. The use of derivatives is an integral part of our financial and risk management strategy.

We generally use derivatives to:

•
reduce funding costs by combining a derivative with a consolidated obligation, as the cost of a combined funding structure (structured funding) can be lower than the cost of a comparable consolidated obligation;

•	reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;

•
preserve the interest-rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance). Without the use of derivatives, this interest-rate spread could be reduced or eliminated when a change in the interest rate on the advance does not match a change in the interest rate on the consolidated obligation bond;

•	mitigate the adverse earnings effects of the shortening or extension of expected lives of certain assets (e.g., mortgage-related assets) and liabilities;

•	protect the value of existing asset or liability positions;

•	manage embedded options in assets and liabilities; and

•	enhance our overall asset/liability management.
Types of Interest-Rate Exchange Agreements
Our risk management policy establishes guidelines for the use of derivatives, including the amount of exposure to interest-rate changes we are willing to accept on our statements of condition. The goal of our interest-rate risk management strategy is not to eliminate interest-rate risk, but to manage it within specified limits. We use derivatives when they are considered the most cost-effective alternative to achieve our financial- and risk-management objectives. We generally use interest-rate swaps, options, swaptions, and interest-rate caps and floors in our interest-rate risk management.
Interest-Rate Swaps
An agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. For example, one of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index (e.g., LIBOR) for the same period of time.
Options
An agreement between two entities that establishes the rights to engage in a future transaction on some underlying security or other financial asset at an agreed-upon price during a certain period of time or on a specific date. Premiums paid to acquire options in fair value hedging relationships are considered the fair value of the derivative at inception of the hedge and are reported in derivative assets or derivative liabilities.
Swaptions
An option on a swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future. When used as a hedge, a swaption can protect an entity that is planning to lend or borrow funds in the future against future interest rate changes. We purchase and sell payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.
Interest-Rate Cap and Floor Agreements
An interest-rate agreement with a threshold above or below which a cash flow is generated if the price or rate of an underlying variable rises above or falls below a certain price.
Interest-rate swaps are generally used to manage interest-rate exposures while swaptions, caps, and floors are generally used to manage interest-rate and volatility exposures.
Derivative transactions may be either executed with a counterparty (bilateral derivatives) or, for cleared derivatives, with an executing broker and cleared through a futures commission merchant (clearing member) that is a member of a derivatives clearing organization (clearinghouse). Once a derivative transaction has been accepted for clearing by a clearinghouse, the derivative transaction is novated and the executing counterparty is replaced with the clearinghouse. The clearinghouse notifies the clearing member of the required initial and variation margin and the clearing member, in turn, notifies us of such amounts.
Application of Interest-Rate Exchange Agreements
We use interest-rate exchange agreements in the following ways: (1) by designating them as a fair value hedge of an associated financial instrument or firm commitment or (2) in asset/liability management as an economic or offsetting hedge. Economic hedges are primarily used to manage mismatches between the coupon features of our assets and liabilities. For example, we may use derivatives to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of our assets or to adjust the interest-rate sensitivity of advances or investments to approximate more closely the interest-rate sensitivity of our liabilities. We review our hedging strategies periodically and change our hedging techniques or adopt new hedging strategies as appropriate.
We document at inception all relationships between derivatives designated as hedging instruments and hedged items, our risk management objectives and strategies for undertaking the various hedging transactions, and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to: (1) assets and liabilities on the statements of condition or (2) firm commitments. We also formally assess (both at the hedge's inception and at least quarterly thereafter) whether the derivatives in fair value hedging relationships have been effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. We use regression analysis to assess the effectiveness of our hedges.
We have also established processes to evaluate financial instruments, such as debt instruments, certain advances, and investment securities, for the presence of embedded derivatives and to determine the need, if any, for bifurcation and separate accounting under GAAP. We had no outstanding advances, investments, or consolidated obligations with embedded bifurcated derivatives as of December 31, 2013 and 2012.
Types of Hedged Items
We are exposed to interest-rate risk on virtually all of our assets and liabilities, and our hedged items may include advances, mortgage loans, investments, and consolidated obligations.
Advances
We offer a wide variety of advance structures to meet members' funding needs. These advances may have maturities up to 30 years with variable or fixed interest rates and may include early termination features or options. The repricing characteristics and optionality embedded in certain advances can create interest-rate risk. We may use derivatives to adjust the repricing and option characteristics of certain advances to more closely match the characteristics of our funding. In general, fixed interest-rate advances or variable interest-rate advances with embedded options are hedged with a derivative with terms offsetting the advance's terms and options. For example, we may hedge a fixed interest-rate advance with an interest-rate swap where we pay a fixed rate of interest and receive a variable rate of interest, effectively converting the advance from a fixed to a variable rate of interest. This type of hedge is treated as a fair value hedge.
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
We also offer our members capped advances, which are variable interest-rate advances with a maximum interest rate, and floored advances, which are variable interest-rate advances with a minimum interest rate. When we make a capped or floored advance, we typically purchase or sell an offsetting interest-rate cap or floor from a broker. This type of hedge is accounted for as a fair value hedge. We may hedge a firm commitment for a forward starting advance through the use of an interest-rate swap. In this case, the interest-rate swap functions as the hedging instrument for both the firm commitment and the subsequent advance. The fair-value change associated with the firm commitment is rolled into the basis of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment is then amortized into interest income over the life of the advance.

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
Investments
We invest in certificates of deposit, U.S. Treasury bills and bonds, U.S. agency and GSE obligations, the taxable portion of state or local housing finance agency obligations, and U.S. agency and GSE MBS. These investments are classified as either AFS or HTM securities. The interest-rate and prepayment risks associated with these investments are managed through a combination of callable and non-callable debt issuance and derivatives. Certain AFS securities have been designated in fair value hedges. Any other derivatives that are associated with other AFS or all HTM securities are considered economic hedges and are accounted for as freestanding derivatives.
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
Offsetting
We may enter into interest-rate exchange agreements to offset the economic effect of other derivatives that are no longer designated in a hedge transaction of one or more advances, investments, or consolidated obligations. In these transactions, critical terms, including maturity dates, call dates, notional amounts, and fixed interest rates, match the de-designated portion of the interest-rate exchange agreement and the offsetting derivative. Offsetting derivatives are effectively a termination of the de-designated portion of the original derivative and the changes in fair value of both derivatives are recognized in other income as “net gain on derivatives and hedging activities.” The net result of the accounting for these derivatives has not significantly affected our operating results.
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

The following tables summarize the notional amounts and the fair values of our derivatives, including the effect of qualifying netting arrangements and cash collateral as of December 31, 2013 and 2012. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of December 31, 2013
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$20,808,725	$240,887	$288,271
Interest-rate caps or floors	10,000	1	—
Total derivatives designated as hedging instruments	20,818,725	240,888	288,271
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,979,583	4,235	3,291
Interest-rate swaptions	400,000	3,424	25
Total derivatives not designated as hedging instruments	2,379,583	7,659	3,316
Total derivatives before netting and collateral adjustments:	$23,198,308	248,547	291,587
Netting adjustments (1)		(172,158)	(172,158)
Cash collateral and related accrued interest		(21,895)	(67,846)
Total netting and collateral adjustments		(194,053)	(240,004)
Derivative assets and derivative liabilities as reported on the statement of condition		$54,494	$51,583

	As of December 31, 2012
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$13,632,066	$320,368	$339,709
Interest-rate caps or floors	10,000	3	—
Total derivatives designated as hedging instruments	13,642,066	320,371	339,709
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,971,969	12,338	12,589
Total derivatives not designated as hedging instruments	1,971,969	12,338	12,589
Total derivatives before netting and collateral adjustments:	$15,614,035	332,709	352,298
Netting adjustments (1)		(227,127)	(227,127)
Cash collateral and related accrued interest		—	(39,278)
Total netting and collateral adjustments		(227,127)	(266,405)
Derivative assets and derivative liabilities as reported on the statement of condition		$105,582	$85,893

(1)
Amounts represent the effect of legally enforceable netting arrangements that allow the Seattle Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member or counterparty.

The following table presents the components of net gain on derivatives and hedging activities as presented in the statements of income for the years ended December 31, 2013, 2012, and 2011.

	For the Years Ended December 31,
Net Gain on Derivatives and Hedging Activities	2013	2012	2011
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$887	$36,865	$80,679
Total net gain related to fair value hedge ineffectiveness	887	36,865	80,679
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	765	(392)	11
Interest rate swaptions	2,429	—	—
Net interest settlements	677	366	5,240
Offsetting transactions:
Interest-rate swaps	16	—	—
Total net gain (loss) related to derivatives not designated as hedging instruments	3,887	(26)	5,251
Net gain on derivatives and hedging activities	$4,774	$36,839	$85,930
The following tables present, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships, and the impact of those derivatives on our net interest income for the years ended December 31, 2013, 2012, and 2011.

	For the Year Ended December 31, 2013
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$144,718	$(140,601)	$4,117	$(85,839)
AFS securities (3)	160,690	(144,684)	16,006	(40,449)
Consolidated obligation bonds	(225,979)	206,779	(19,200)	144,534
Consolidated obligation discount notes	78	(114)	(36)	95
Total	$79,507	$(78,620)	$887	$18,341

	For the Year Ended December 31, 2012
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$9,467	$(13,229)	$(3,762)	$(108,609)
AFS securities (3)	39,538	(8,524)	31,014	(46,100)
Consolidated obligation bonds	(14,345)	23,872	9,527	142,809
Consolidated obligation discount notes	55	31	86	(52)
Total	$34,715	$2,150	$36,865	$(11,952)

	For the Year Ended December 31, 2011
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$223	$417	$640	$(162,181)
AFS securities (3)	43,273	5,334	48,607	(69,069)
Consolidated obligation bonds	246,682	(215,213)	31,469	229,742
Consolidated obligation discount notes	(827)	790	(37)	856
Total	$289,351	$(208,672)	$80,679	$(652)

(1)	These amounts are reported in other income.

(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

(3)
Several of our AFS securities in benchmark fair value hedge relationships were purchased at significant premiums with corresponding up-front fees on the associated swaps. The fair value of the swaps are recognized through adjustments to fair value each period in "net gain on derivatives and hedging activities" on the statements of income and reflected in the operating and financing activities sections of our statements of cash flow. Amortization of the corresponding premiums on the hedged AFS securities is recorded in AFS investment interest income. For the years ended December 31, 2013, 2012, and 2011, we recorded gains of $16.0 million, $31.0 million, and $48.6 million in "net gain on derivatives and hedging activities," which were partially offset by premium amortization of $7.2 million, $31.1 million, and $50.1 million recorded in "AFS securities" interest income.

Managing Credit Risk on Derivatives
The Seattle Bank is subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements, and it manages credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in our credit policies and in U.S. Commodity Futures Trading Commission and FHFA regulations. For bilateral derivatives, the degree of credit risk depends on the extent to which netting arrangements are included in our contracts to mitigate the risk. We require collateral agreements with collateral delivery thresholds to be in place for all bilateral counterparties. These agreements include provisions for netting exposures across all transactions with that counterparty. The agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement.
For cleared derivatives, the clearinghouse is our counterparty. The requirement that we post initial and variation margin to the clearinghouse through the clearing member exposes us to institutional credit risk in the event that the clearing member or the clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates individual counterparty credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily through a clearing member, for changes in the value of cleared derivatives. We have analyzed the enforceability of offsetting rights incorporated in our cleared derivative transactions and determined that those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default, including a bankruptcy, insolvency, or similar proceeding involving the clearinghouse or clearing member, or both. Based on this analysis, we present a net derivative receivable or payable for all transactions through a particular clearing member with a particular clearinghouse. Based on our credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.
Certain of our bilateral interest-rate exchange agreements include provisions that require us to post additional collateral with our counterparties if there is a deterioration in our credit rating. If our credit rating were lowered by a major credit rating agency, we might be required to deliver additional collateral on certain interest-rate exchange agreements in net liability positions. The aggregate fair value of all derivative instruments with credit-risk contingent features that were in a liability position as of December 31, 2013 and 2012 was $119.4 million and $125.2 million, for which we posted collateral of $67.8 million and $39.3 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level (i.e., from "AA" to "A"), we would have been required to deliver up to an additional $31.2 million and $41.1 million of collateral to our bilateral derivative counterparties as of December 31, 2013 and 2012.
For cleared derivatives, the clearinghouse determines initial margin requirements and, generally, credit ratings are not factored into the initial margin. However, clearing members may require additional initial margin to be posted based on credit events, including, but not limited to, credit rating downgrades. We were not required to post additional initial margin by our clearing members as of December 31, 2013.

As of December 31, 2013 and 2012 , S&P's long-term issuer credit rating for the Federal Home Loan Bank System (FHLBank System) debt was "AA+," with a stable outlook, and Moody's long-term credit rating was "Aaa," with a negative outlook.
Offsetting of Derivative Assets and Derivative Liabilities

We present derivative instruments, related cash collateral (including initial and variation margin received or pledged), and associated accrued interest, on a net basis by clearing member and by counterparty when it has met the netting requirements. The following table presents, as of December 31, 2013 and 2012, the fair value of gross and net derivative assets and liabilities meeting netting requirements, including the related collateral received from or pledged to counterparties. (As of December 31, 2013 and 2012, we had no derivative instruments not meeting netting requirements.)

	As of December 31, 2013		As of December 31, 2012
Offsetting of Derivative Assets and Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(in thousands)
Derivative instruments meeting netting requirements:
Gross recognized amount
Bilateral derivatives	$218,613	$285,603	$332,709	$352,298
Cleared derivatives	29,934	5,984	—	—
Total gross recognized amount	248,547	291,587	332,709	352,298
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(189,877)	(234,020)	(227,127)	(266,405)
Cleared derivatives	(4,176)	(5,984)	—	—
Total gross amounts of netting adjustments and cash collateral	(194,053)	(240,004)	(227,127)	(266,405)
Net amounts after offsetting adjustments:
Bilateral derivatives	28,736	51,583	105,582	85,893
Cleared derivatives	25,758	—	—	—
Total net amounts after offsetting adjustments	54,494	51,583	105,582	85,893
Non-cash collateral received or pledged not offset:
Cannot be sold or repledged: (1)
Bilateral derivatives	16,632	—	86,470	—
Total collateral that cannot be sold or repledged (1)	16,632	—	86,470	—
Net unsecured amount:
Bilateral derivatives	12,104	51,583	19,112	85,893
Cleared derivatives	25,758	—	—	—
Total net unsecured amount	$37,862	$51,583	$19,112	$85,893

(1)	Non-cash collateral consists of GSE securities at fair value.

Note 11—Deposits
We offer demand and overnight deposit programs to our members and to other eligible depositors. In addition, we offer short-term interest-bearing deposit programs to members.
Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed interest rate determined at the issuance of the deposit. The weighted-average interest rates paid on deposits for the years ended December 31, 2013, 2012, and 2011 were 0.03%, 0.04%, and 0.03%.

The following table details our deposits as of December 31, 2013 and 2012.

	As of	As of
Deposits	December 31, 2013	December 31, 2012
(in thousands)
Interest bearing:
Demand and overnight	$279,512	$390,309
Term	130,600	151,099
Total interest bearing	410,112	541,408
Total deposits	$410,112	$541,408
The aggregate amount of term deposits with a denomination of $100,000 or more was $130.5 million and $150.9 million as of December 31, 2013 and 2012.

Note 12—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and consolidated obligation discount notes, are issued through the Office of Finance as the FHLBanks' agent, and are backed only by the financial resources of the FHLBanks. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank and each FHLBank records as a liability its specific portion of consolidated obligations for which it is the primary obligor.
The FHFA and the U.S. Secretary of the Treasury oversee the issuance of FHLBank debt through the Office of Finance. Consolidated obligation bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on their maturity. Consolidated obligation discount notes are issued primarily to raise short-term funds (i.e., maturities of one year or less). These notes generally sell at less than their face amount and are redeemed at par value when they mature.
Although each FHLBank is primarily liable for its portion of consolidated obligations, each FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The FHFA, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of that FHLBank. Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if that event should occur, FHFA regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs, including interest to be determined by the FHFA. If, however, the FHFA determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the FHFA may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro-rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding. The FHFA reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.
The par amounts of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were $766.8 billion and $687.9 billion as of December 31, 2013 and 2012. Regulations require each FHLBank to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgage loans, obligations, or other securities which are or ever have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which an FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations. We were in compliance with this regulation at all times during the years ended December 31, 2013 and 2012.
At times, rather than participating in the daily auction process or negotiating directly with an underwriter and then notifying the Office of Finance of the specific debt issuance required, an FHLBank may negotiate with another FHLBank to transfer an existing consolidated obligation. This may occur when the terms or yield of the transferred debt are more favorable than what could be obtained through newly issued consolidated obligations. For example, this may occur when the type of consolidated obligation bond available from another FHLBank is issued in the global debt program, where the bonds typically trade in a more liquid market than exists for other FHLBank programs, or when the term to maturity on a consolidated obligation bond available from another FHLBank matches more closely the term of the asset to be funded than those of the consolidated obligation bonds that are newly issued.
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
In circumstances where we transfer debt to or from another FHLBank, we negotiate a transfer price directly with the transferring FHLBank. We generally transfer debt with a two-day forward settlement. At settlement, we record the debt at fair value, assume the payment obligations on the transferred debt, and notify the Office of Finance of a change in primary obligor for the transferred debt.
Consolidated Obligation Discount Notes
The following table summarizes our outstanding consolidated obligation discount notes as of December 31, 2013 and 2012.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate(1)
(in thousands, except interest rates)
As of December 31, 2013	$14,989,009	$14,990,400	0.08
As of December 31, 2012	$21,417,653	$21,421,443	0.12

(1)	Represents a bond equivalent yield.
Consolidated Obligation Bonds
Redemption Terms
The following table summarizes our outstanding consolidated obligation bonds by contractual maturity as of December 31, 2013 and 2012.

	As of December 31, 2013		As of December 31, 2012
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$6,001,500	1.05	$2,428,615	2.36
Due after one year through two years	1,584,660	0.92	1,161,500	4.77
Due after two years through three years	2,318,500	1.03	696,160	1.67
Due after three years through four years	1,565,000	1.59	386,500	3.89
Due after four years through five years	2,036,650	1.72	1,365,000	1.70
Thereafter	3,819,810	2.90	4,154,610	2.93
Total par value	17,326,120	1.57	10,192,385	2.79
Premiums	3,846		3,912
Discounts	(8,940)		(11,310)
Hedging adjustments	92,841		311,789
Fair value option valuation adjustments	20		(14)
Total	$17,413,887		$10,496,762

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. We become the primary obligor on consolidated obligation bonds we accept as transfers from other FHLBanks. As of December 31, 2013, we had consolidated obligation bonds outstanding that were transferred from the FHLBank of Chicago with a par value of $132.0 million and an unamortized net premium balance of $242,000. As of December 31, 2012, we had consolidated obligation bonds outstanding that were transferred from the FHLBank of Chicago with a par value of $798.0 million and an unaccreted net discount of $791,000. We transferred no consolidated obligation bonds to other FHLBanks during 2013 or 2012.
Consolidated obligation bonds outstanding are issued with either fixed interest-rate coupon payment terms or variable interest-rate coupon payment terms that use a variety of indices for interest-rate resets, including LIBOR. To meet the expected specific needs of certain investors in consolidated obligation bonds, both fixed interest-rate consolidated obligation bonds and variable interest-rate consolidated obligation bonds may contain features that result in complex coupon payment terms and call or put options. When these consolidated obligation bonds are issued, we typically enter into interest-rate exchange agreements containing features that effectively offset the terms and embedded options, if any, of the consolidated obligation bond.
Our consolidated obligation bonds outstanding consisted of the following as of December 31, 2013 and 2012.

	As of	As of
Par Value of Consolidated Obligation Bonds	December 31, 2013	December 31, 2012
(in thousands)
Non-callable	$11,278,270	$6,450,385
Callable	6,047,850	3,742,000
Total par value	$17,326,120	$10,192,385

The following table summarizes our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of December 31, 2013 and 2012.

	As of	As of
Term-to-Maturity or Next Call Date	December 31, 2013	December 31, 2012
(in thousands)
Due in one year or less	$11,919,350	$6,145,615
Due after one year through two years	1,609,660	1,186,500
Due after two years through three years	1,653,500	696,160
Due after three years through four years	250,000	256,500
Due after four years through five years	316,000	250,000
Thereafter	1,577,610	1,657,610
Total par value	$17,326,120	$10,192,385

These consolidated obligation bonds, beyond having fixed interest-rate or simple variable interest-rate payment terms, may also have broad terms regarding either principal repayment or coupon payment terms (e.g., callable bonds that we may redeem, in whole or in part, at our discretion, on predetermined call dates, according to terms of the bond offerings).
Certain consolidated obligation bonds on which we are the primary obligor may also have the following interest-rate payment type:

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

See Note 1 for information regarding our process for assessing the need to separate an embedded derivative from its host contract.

The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment type as of December 31, 2013 and 2012.

	As of	As of
Interest-Rate Payment Types	December 31, 2013	December 31, 2012
(in thousands)
Fixed	$14,456,920	$8,830,385
Step-up	1,714,200	1,162,000
Variable	925,000	—
Capped variable	200,000	200,000
Range	30,000	—
Total par value	$17,326,120	$10,192,385

We elect, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation discount notes and consolidated obligation bonds with original maturities of one year or less to assist in mitigating potential income statement volatility that can arise from economic hedging relationships. Prior to entering into a short-term consolidated obligation bond or discount note trade, we perform a preliminary evaluation of the effectiveness of the bond and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond or discount note. As of December 31, 2013 and 2012, we had $500.0 million par value of outstanding consolidated obligation bonds on which we elected the fair value option. As of December 31, 2013 and 2012, we had $1.0 billion and $1.3 billion par value of outstanding consolidated obligation discount notes on which we elected the fair value option.
Concessions on Consolidated Obligations
Unamortized concessions included in "other assets" on our statements of condition totaled $3.0 million and $2.5 million as of December 31, 2013 and 2012. The amortization of such concessions is included in consolidated obligation interest expense and totaled $2.2 million, $1.8 million, and $3.6 million for the years ended December 31, 2013, 2012, and 2011.

Note 13—AHP
The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest-rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10% of net earnings after any assessment for REFCORP. For purposes of the AHP calculation, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock (less the assessment for REFCORP until the FHLBanks' REFCORP obligation was satisfied), as discussed below. We accrue this expense based on our net earnings and reduce our AHP liability as members use subsidies. The REFCORP assessment is discussed in Note 14.
On August 5, 2011, the FHFA certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011. The FHLBanks entered into the Capital Agreement, which requires each FHLBank to allocate 20% of its net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. Because the REFCORP assessment reduced the amount of net earnings used to calculate the AHP assessment, it had the effect of reducing the total amount of funds allocated to the AHP. The amounts allocated to the new restricted retained earnings account, however, are not treated as an assessment and do not reduce each FHLBank's net income. As a result, each FHLBank's AHP contributions as a percentage of pre-assessment earnings have increased because the REFCORP obligation has been fully satisfied.
If an FHLBank experiences a net loss during a quarter, but still has net earnings for the year, its obligation to the AHP is calculated based on its year-to-date net earnings. If the FHLBank has net earnings in subsequent quarters, it is required to contribute additional amounts to meet its calculated annual obligation. If an FHLBank experiences a net loss for a full year, it has no obligation to the AHP for the year because each FHLBank's required annual AHP contribution is limited to its annual net earnings. If the aggregate 10% calculation described above is less than $100 million for all 12 FHLBanks, each FHLBank would be required to assure that the FHLBanks' aggregate contributions equal $100 million. The proration would be made on the basis of an FHLBank's income in relation to the income of all FHLBanks for the previous year. Aggregate contributions exceeded $100 million in 2013, 2012, and 2011.

If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the FHFA for a temporary suspension of its contributions. No FHLBank made such application in 2013, 2012, or 2011.
The following table summarizes our AHP liability and activity as of and for the years ended December 31, 2013, 2012, and 2011.

	As of and for the Years Ended December 31,
AHP Liability	2013	2012	2011
(in thousands)
AHP liability, as of January 1	$18,330	$13,142	$5,042
Subsidy usage, net	(4,919)	(2,678)	(1,238)
AHP funding	6,927	7,866	9,338
AHP liability, as of December 31	$20,338	$18,330	$13,142
We had no outstanding AHP-related advances as of December 31, 2013 and 2012.

Note 14—REFCORP
On August 5, 2011, the FHFA certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011. The FHLBanks entered into the Capital Agreement, which, beginning in the third quarter of 2011, requires each FHLBank to allocate 20% of its net income to a separate restricted retained earnings account.
Prior to the satisfaction of the FHLBanks' REFCORP obligation, each FHLBank was required to make payments to REFCORP (20% of annual GAAP net income before REFCORP assessments and after payment of AHP assessments) until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. The FHFA shortened or lengthened the period during which the FHLBanks made payments to REFCORP based on actual payments made relative to the referenced annuity. The FHFA, in consultation with the U.S. Secretary of the Treasury, selected the appropriate discounting factors used in calculating the annuity. See Note 13 for a discussion of the AHP calculation.

Note 15—Capital
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value per share	$100	$100
Issue, redemption, repurchase, transfer price between members per share	$100	$100
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (1)	Yes
Statutory redemption period (2)	6 months	5 years
Total outstanding balance (including mandatorily redeemable capital stock):
December 31, 2013	$112,062	$2,558,605
December 31, 2012	$137,245	$2,621,226

(1)	Effective June 1, 2009, the Board suspended the issuance of Class A capital stock.

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
Only Class B capital stock can be used to meet the membership stock purchase requirement. Subject to the limitations specified in the Capital Plan, a member may use Class B capital stock or Class A capital stock to meet its activity stock purchase requirement. Under the Capital Plan, the Board may set the members' advance stock purchase requirement between 2.5% and 6.0% of a member’s outstanding principal balance of advances. For the years ended December 31, 2013 and 2012, the member activity stock purchase requirement was 4.5%. In addition, the Seattle Bank’s Capital Plan allows the transfer of excess stock between unaffiliated members pursuant to the requirements of the Capital Plan.
Our Capital Plan provides for an excess stock pool, which comprises the aggregate amount of excess capital stock (i.e., stock not being used for membership or activity requirements) held by all of our shareholders. The excess stock pool enables a member, when receiving advances from us, to satisfy its advance stock purchase requirement by relying on capital that is associated with total outstanding excess stock rather than purchasing additional stock in the Seattle Bank. A member may utilize the excess stock pool under the following circumstances: (1) the member owns no additional stock that can be used to capitalize new advances or renew existing advances, (2) the new advance or renewal of an existing advance has a term to maturity of one year or less, (3) the member is utilizing no more than 25.0% of the total amount of the excess stock pool, and (4), the aggregate amount of all stock from the excess stock pool being used to capitalize advances by our members does not exceed 50.0% of the excess stock pool. As of December 31, 2013, members were using the excess stock pool to support $3.7 million in outstanding advances.
The Gramm Leach Bliley Act (GLB Act) made FHLBank membership voluntary for all members. Generally, members can redeem Class A capital stock by giving six months’ written notice and can redeem Class B capital stock by giving five years’ written notice, subject to certain restrictions. Any member that withdraws from membership may not be re-admitted to membership in any FHLBank until five years from the divestiture date for all capital stock that is held as a condition of membership unless the institution has cancelled its notice of withdrawal prior to the expiration of the redemption date. This restriction does not apply if the member is transferring its membership from one FHLBank to another.
Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to a liability when a member submits a written request for redemption of excess capital stock, formally gives notice of intent to withdraw from membership, or otherwise attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Reclassifications are recorded at fair value on the date the written redemption request is received or the effective date of attaining non-member status. On a quarterly basis, we evaluate the outstanding excess stock balances (i.e., stock not being used to fulfill either membership or activity stock requirements) of members with outstanding redemption requests and adjust the amount of capital stock classified as a liability accordingly.
The following table presents a summary of our mandatorily redeemable capital stock activity for the years ended December 31, 2013, 2012, and 2011.

	For the Years Ended December 31,
Mandatorily Redeemable Capital Stock Activity	2013	2012	2011
(in thousands)
Balance, January 1	$1,186,204	$1,060,767	$1,021,887
Capital stock transferred to mandatorily redeemable capital stock, net	633,678	156,872	38,880
Repurchases of mandatorily redeemable capital stock	(72,192)	(31,435)	—
Balance, December 31,	$1,747,690	$1,186,204	$1,060,767

The following table presents the amount of mandatorily redeemable capital stock by year of scheduled redemption as of December 31, 2013. The year of redemption in the table reflects (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of December 31, 2013
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$—	$20,074
One year through two years	—	5,258
Two years through three years	—	40,639
Three years through four years	—	6,421
Thereafter	—	576,575
Past contractual redemption date due to remaining activity (1)	226	40,641
Past contractual redemption date due to regulatory action (2)	66,595	991,261
Total	$66,821	$1,680,869

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates. Year of redemption assumes payments of advances and mortgage loans at final maturity.

(2)	See "Consent Arrangements" below for discussion of the Seattle Bank's mandatorily redeemable capital stock restrictions.

In April 2013, as a result of a corporate restructuring, Bank of America Oregon, N.A., our then largest borrower, merged into its parent, BANA. At that time, Bank of America Oregon, N.A. ceased to be a member of the Seattle Bank, and all outstanding advances and capital stock were assumed by BANA, a nonmember. Class B capital stock totaling $584.1 million was transferred from equity to mandatorily redeemable capital stock liability. The balance in mandatorily redeemable capital stock is primarily due to the transfer, in 2008, of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase Bank, N.A., a nonmember, and the transfer of Bank of America, Oregon, N.A.'s capital stock. Of the mandatorily redeemable capital stock shown in the table above, these former members' stock comprises $1.3 billion of the Class B balance.
Capital Concentration
As of December 31, 2013, two former members, and as of December 31, 2012, one member and one former member, Bank of America Oregon, N.A. and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.), held a combined total of 49% of our total outstanding capital stock, including mandatorily redeemable capital stock.
Stock Repurchases and Redemptions
In September 2012, the FHFA approved our proposal for a modest excess capital stock repurchase program and granted us the authority to repurchase up to $25.0 million of excess capital stock per quarter at par ($100 per share), provided: (1) our financial condition—measured primarily by our market value of equity-to-par value of capital stock (MVE-to-PVCS) ratio—does not deteriorate; (2) the excess stock repurchases from the bank's shareholders are handled on a pro-rata basis; and (3) we receive a non-objection for each quarter's repurchase from the FHFA. The approval for the excess stock repurchase program does not impact the terms of the 2010 Consent Arrangement or Amended Consent Arrangement (as discussed further below), which generally restrict us from redeeming or repurchasing capital stock without FHFA non-objection. In addition, in February 2014, following FHFA non-objection, we announced that we will repurchase up to $100 million of excess capital stock during first quarter 2014. The pro-rata repurchases will include up to $25 million of excess capital stock from across our shareholder base and up to $75 million of excess capital stock on which the redemption waiting period has been satisfied.

The following table presents the amount of excess capital stock repurchases under the excess capital stock repurchase program described above for the years ended December 31, 2013 and 2012. In addition, although we continue to be restricted from unlimited repurchases and redemptions of capital stock under the terms of the Amended Consent Arrangement, in addition to our quarterly $25.0 million excess stock repurchases, in 2013, we repurchased $2.1 million of excess Class B capital stock originally purchased on or after October 27, 2010 for activity purposes, and which is included in the table below.

	For the Years Ended December 31,
Excess Capital Stock Repurchases	2013	2012
(in thousands)
Capital stock classified as equity	$26,296	$16,878
Capital stock classified as mandatorily redeemable capital stock	72,192	31,435
Total	$98,488	$48,313
Additional Statutory and Regulatory Restrictions on Capital Stock Redemption
In accordance with the FHLBank Act, each class of our stock is considered putable by the member and we may repurchase, in our sole discretion, any member's stock investments that exceed the required minimum amount. However, there are significant statutory and regulatory restrictions on the obligation to redeem, or right to repurchase, the outstanding stock. As a result, whether or not a member may have its capital stock in the Seattle Bank repurchased (at our discretion at any time before the end of the redemption period) or redeemed (at a member's request, completed at the end of a redemption period) will depend in part on whether the Seattle Bank is in compliance with those restrictions.
Voting
Each member has the right to vote its capital stock for the election of directors to the Seattle Bank's Board, subject to certain limitations on the maximum number of shares that can be voted, as set forth in applicable law and regulations.
Dividends
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings, unless otherwise prohibited. In July and October 2013, our Board declared a $0.025 per share cash dividend based on second quarter and third quarter 2013 net income. The dividends, which were paid on July 30 and October 30, 2013, totaled $464,000 and were based on average Class A and Class B stock outstanding during second and third quarters of 2013. We declared and paid no dividends on our Class A or Class B capital stock during 2012. In conjunction with the dividend payments noted above, we also paid $0.025 per share on our capital stock classified as mandatorily redeemable capital stock liability on our statements of condition. The 2013 payments, which were recorded as interest expense on our statements of income, totaled $898,000, were based on average Class A and Class B mandatorily redeemable capital stock outstanding during second and third quarters of 2013.
In addition, on February 19, 2014, our Board declared a $0.025 per share cash dividend, based on fourth quarter 2013 net income. The dividend, which was paid on February 28, 2014, totaled $672,000, $231,000 of which was recorded as dividends on capital stock and $441,000 of which was recorded as interest expense on mandatorily redeemable capital stock and was based on average Class A and Class B stock outstanding during fourth quarter 2013.
In 2006, the FHFB adopted a regulation limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of its total assets. As of December 31, 2013, we had excess capital stock of $1.9 billion, or 5.4%, of our total assets.
Capital Requirements
We are subject to three capital requirements under our Capital Plan and FHFA rules and regulations: risk-based capital, total regulatory capital, and leverage capital.

•
Risk-based capital. We must maintain at all times permanent capital, defined as Class B capital stock (including mandatorily redeemable Class B capital stock) and retained earnings, in an amount at least equal to the sum of our credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with FHFA rules and regulations.

•
Total regulatory capital. We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total regulatory capital is the sum of permanent capital, Class A capital stock (including mandatorily redeemable Class A capital stock), any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the FHFA as available to absorb losses.

•
Leverage capital. We are required to maintain at all times a leverage capital-to-assets ratio of at least 5.00%. Leverage capital is defined as the sum of: (1) permanent capital weighted by a 1.5 multiplier plus (2) all other capital without a weighting factor.

Total regulatory capital does not include AOCL, but does include mandatorily redeemable capital stock. The FHFA may require us to maintain capital levels in excess of the regulatory minimums described above.
The following table presents our regulatory capital requirements compared to our actual capital position as of December 31, 2013 and 2012.

	As of December 31, 2013		As of December 31, 2012
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,362,625	$2,845,695	$1,302,350	$2,847,334
Total capital-to-assets ratio	4.00%	8.25%	4.00%	8.43%
Total regulatory capital	$1,434,813	$2,957,757	$1,416,740	$2,984,579
Leverage capital-to-assets ratio	5.00%	12.21%	5.00%	12.45%
Leverage capital	$1,793,516	$4,380,605	$1,770,924	$4,408,246
Capital Classification
The FHFA's implementation of the prompt corrective action (PCA) provisions required under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 and as described in the Housing and Economic Recovery Act of 2008 (Housing Act) defined four capital classifications (adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. Once an FHLBank is determined (on not less than a quarterly basis) by the FHFA to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority of the FHFA and a range of mandatory or discretionary restrictions may be imposed. Before implementing a change to an FHLBank's capital classification, the Director of the FHFA is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. Since September 2012, the the Seattle Bank has been classified as "adequately capitalized."
Consent Arrangements
In October 2010, the Seattle Bank entered into a Consent Order (together with the related agreements, the 2010 Consent Arrangement), which set forth certain requirements regarding our financial performance, capital management, asset composition, and other operational and risk management, and placed restrictions on our redemptions and repurchases of capital stock and our payment of dividends. Since 2010, we have developed and implemented numerous plans and policies to address the 2010 Consent Arrangement requirements and remediate associated supervisory concerns, and our financial performance has improved significantly since then. In November 2013, the Seattle Bank entered into the Amended Consent Arrangement with the FHFA, which superseded the 2010 Consent Arrangement. Although the Amended Consent Arrangement requires us to continue adhering to the terms of plans and policies that we adopted to address the 2010 Consent Arrangement requirements, we are no longer subject to other requirements, including minimum financial metrics and detailed monthly tracking and reporting.
The Amended Consent Arrangement requires that:

•
We develop and submit an asset composition plan acceptable to the FHFA for increasing advances and other core mission activity (CMA) assets as a proportion of our consolidated obligations and, upon approval by the FHFA, implement such plan;

•	We obtain written non-objection from the FHFA prior to repurchasing or redeeming any excess capital stock or paying dividends on our capital stock; and

•	Our Board monitors our adherence to the Amended Consent Arrangement.
In December 2013, we submitted our strategic plan to the FHFA identifying the steps we would take to achieve certain CMA asset benchmarks. Key components of our plan include identifying opportunities to increase advances with both existing and new members and developing programs to increase other CMA assets. We expect that the FHFA's approval of this strategic plan (or a subsequent version of the plan) would satisfy the Amended Consent Arrangement requirement related to the growth of our CMA assets. If we fail to submit a plan acceptable to the FHFA or fall short in the execution of a plan accepted by the FHFA, we could be subject to imposition of additional requirements or conditions by the FHFA, any of which could adversely impact our financial condition and results of operations. The Amended Consent Arrangement will remain in effect until modified or terminated by the FHFA and does not prevent the FHFA from taking any other action affecting the Seattle Bank that, at the sole discretion of the FHFA, it deems appropriate in fulfilling its supervisory responsibilities.
Retained Earnings
Capital Agreement
In 2011, each of the 12 FHLBanks entered into the Capital Agreement, which is intended to enhance the capital position of each FHLBank. Under the Capital Agreement, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends. In compliance with our amended Capital Plan, we allocated $12.3 million and $14.2 million of our 2013 and 2012 net income to restricted retained earnings and$49.2 million and $56.6 million to unrestricted retained earnings.
Accumulated Other Comprehensive Loss
The following tables present the net change in AOCL for the years ended December 31, 2013, 2012, and 2011.

Net Change in AOCL for the Years Ended December 31, 2013, 2012 and 2011	Unrealized Gain (Loss) on AFS Securities (Note 4)	Non-credit Portion of OTTI Losses on AFS Securities (Notes 4 and 6)	Non-credit Portion of OTTI Losses on HTM Securities (Notes 5 and 6)	Pension Benefits (Note 16)	Total AOCL
(in thousands)
Balance, December 31, 2010	$(5,470)	$(590,023)	$(70,533)	$(880)	$(666,906)
Other comprehensive income (loss) before reclassifications:
Net unrealized gain on securities	16,468	—	—	—	16,468
Non-credit OTTI losses	—	—	(8,802)	—	(8,802)
Non-credit OTTI losses transferred	—	(56,411)	56,411	—	—
Net change in fair value	—	(53,766)	—	—	(53,766)
Accretion of non-credit loss	—	—	12,805	—	12,805
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI	—	89,048	547	—	89,595
Amortization - pension and postretirement	—	—	—	(6)	(6)
Net current period other comprehensive income (loss)	16,468	(21,129)	60,961	(6)	56,294
Balance, December 31, 2011	$10,998	$(611,152)	$(9,572)	$(886)	$(610,612)
Other comprehensive income (loss) before reclassifications:
Net unrealized gain on securities	5,095	—	—	—	5,095
Non-credit OTTI losses	—	—	(9,895)	—	(9,895)
Net change in fair value	—	377,805	—	—	377,805
Accretion of non-credit loss	—	—	1,851	—	1,851
Reclassifications from other comprehensive income (loss) to net income:
Net realized gain on securities	—	(1,792)	—	—	(1,792)
Non-credit OTTI to credit OTTI	—	11,078	—	—	11,078
Amortization - pension and postretirement	—	—	—	2	2
Net current period other comprehensive income (loss)	5,095	387,091	(8,044)	2	384,144
Balance, December 31, 2012	$16,093	$(224,061)	$(17,616)	$(884)	$(226,468)

Net Change in AOCL for the Years Ended December 31, 2013, 2012 and 2011 (Continued)	Unrealized Gain (Loss) on AFS Securities (Note 4)	Non-credit Portion of OTTI Losses on AFS Securities (Notes 4 and 6)	Non-credit Portion of OTTI Losses on HTM Securities (Notes 5 and 6)	Pension Benefits (Note 16)	Total AOCL
(in thousands)
Balance, December 31, 2012	$16,093	$(224,061)	$(17,616)	$(884)	$(226,468)
Other comprehensive income (loss) before reclassifications:
Net unrealized (loss) gain on securities	(31,429)	21,049	—	—	(10,380)
Net change in fair value	—	160,649	—	—	160,649
Accretion of non-credit loss	—	—	3,198	—	3,198
Reclassifications from other comprehensive income (loss) to net income:
Net realized gain on securities	—	(903)	—	—	(903)
Non-credit OTTI to credit OTTI	—	1,837	—	—	1,837
Amortization - pension and postretirement	—	—	—	299	299
Net current period other comprehensive (loss) income	(31,429)	182,632	3,198	299	154,700
Balance, December 31, 2013	$(15,336)	$(41,429)	$(14,418)	$(585)	$(71,768)

Note 16—Employer Retirement Plans
As of December 31, 2013, the Seattle Bank offered three defined-benefit pension plans and three defined-contribution pension plans.
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
The Pentegra DB Plan operates on a fiscal year from July 1 to June 30 and files one Form 5500 on behalf of all of the employers participating in the plan. The Employer Identification Number for the Pentegra DB Plan is 13-5645888 and the three digit-plan number is 333. There are no collective bargaining agreements in place at the Seattle Bank.
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
The most recent Form 5500 available for the Pentegra DB Plan is for the plan year ended June 30, 2013. Our contributions for the plan years ended June 30, 2013 and 2012 were not more than 5% of the total contributions to the Pentegra DB Plan.

The following table summarizes our net pension cost, the Pentegra DB Plan's funded status, and the Seattle Bank's funded status for 2013, 2012, and 2011.

	2013		2012		2011
(in thousands, except percentages)
Net pension cost charged to compensation and benefits expense for the year ended December 31 (1)	$2,355		$3,101		$4,093
Pentegra DB Plan funded status as of plan year end	101.3%	(2)	108.4%	(3)	90.3%	(4)
Seattle Bank's funded status as of plan year end	91.4%	(2)	100.0%	(3)	82.4%	(4)

(1)	Net pension cost for the Pentegra DB Plan charged to compensation and benefit expense for the applicable year ended December 31.

(2)
The Pentegra DB Plan's funded status as of July 1, 2013 is preliminary because the plan's participants were permitted to make contributions for the plan year ended June 30, 2013 through March 15, 2014. Contributions made on or before March 15, 2014, and designated for the plan year ended June 30, 2013, will be included in the final valuation as of July 1, 2014. The final funded status as of July 1, 2013 will not be available until the Form 5500 for the plan year July 1, 2013 through June 30, 2014 is filed (this Form 5500 is due to be filed no later than April 2015). The increase in funded status between 2013 and 2011 was due to legislation that temporarily adjusts the discount rate used to calculate the pension obligation. The legislation expires in 2015.

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

(4)	Based on the 2011 Form 5500, which is for the plan year July 1, 2011 to June 30, 2012.
Qualified Defined-Contribution Retirement Plans
We offer two tax-qualified defined-contribution 401(k) savings plans for eligible employees. One plan is open to all eligible employees and our contributions to that plan are equal to a percentage of the participating employees' eligible compensation (base salary plus incentive compensation) contributions, subject to certain limitations. We contributed $872,000, $737,000, and $645,000 for the years ended December 31, 2013, 2012, and 2011. Historically, the second plan covered substantially all officers and employees hired after December 31, 2003. As a result of the change to the Pentegra DB Plan enrollment date, the second plan now covers substantially all officers and employees hired after December 31, 2004. The officers and employees hired in 2004 who became eligible for and entered the Pentegra DB Plan effective July 1, 2011 were excluded from the second plan as of July 1, 2011. Our contributions to the second plan are equal to a percentage of the participating employee's eligible compensation. Contributions to the second plan were $400,000, $313,000, and $287,000 for the years ended December 31, 2013, 2012, and 2011.
Non-Qualified Supplemental Retirement Plans
We offer to certain highly compensated employees non-qualified supplemental retirement plans, including the Thrift Plan Benefit Equalization Plan (Thrift BEP), a defined-contribution pension plan, and the Federal Home Loan Bank of Seattle Retirement Fund Benefit Equalization Plan (Retirement BEP) and the Executive Supplemental Retirement Plan (SERP), both defined benefit pension plans. These plans try to ensure that participants receive the full amount of benefits to which they would have been entitled under the qualified plans in the absence of limits on benefit levels imposed by the Internal Revenue Service. We have established a rabbi trust to meet future benefit obligations and current payments to beneficiaries and have no funded plan assets designated to provide supplemental retirement benefits. We had no contribution to the rabbi trust for the year ended December 31, 2013. For the years ended December 31, 2012 and 2011, we contributed $2.7 million and $1.9 million to the rabbi trust.
Thrift BEP
Our liability for the Thrift BEP consists of the employer match and accrued earnings on the employees' deferred compensation. Our minimum obligation on the Thrift BEP as of December 31, 2013 and 2012 was $748,000 and $528,000. Operating expense includes net expense for employer match and accrued earnings of $166,000 and $78,000 for the years ended December 31, 2013 and 2012, and for the year ended December 31, 2011, net benefit for employer match and accrued loss of $1,000.

Retirement BEP
Our liability for the Retirement BEP consists of the actuarial present value of benefits for the participants, accumulated deferred compensation, and accrued earnings on the deferrals. Our minimum obligation on this plan was $2.2 million and $2.1 million as of December 31, 2013 and 2012. Operating expense includes deferred compensation and accrued earnings of $404,000, $259,000, and $902,000 for the years ended December 31, 2013, 2012, and 2011.
SERP
Our liability for the SERP, which became effective January 1, 2007, consists of the actuarial present value of benefits for the participants, accumulated deferred compensation, and accrued earnings on the deferrals. Our minimum obligation on this plan was $1.0 million and $778,000 as of December 31, 2013 and 2012. Operating expense includes deferred compensation and accrued earnings of $290,000, $429,000, and $226,000 for the years ended December 31, 2013, 2012, and 2011.
The following table summarizes our obligations and funded status of our Retirement BEP and SERP plans as of December 31, 2013 and 2012.

	As of	As of
Benefit Obligations and Funded Status of Retirement BEP and SERP	December 31, 2013	December 31, 2012
(in thousands)
Benefit obligation, January 1	$2,884	$3,987
Service cost	521	372
Interest cost	112	113
Changes in assumptions (includes discount rate)	(567)	163
Actuarial loss	328	38
Benefits paid	(45)	(63)
Settlements and curtailments	—	(1,726)
Benefit obligation, December 31	$3,233	$2,884
Funded status	$(3,233)	$(2,884)
The amounts included in “other liabilities” on our statements of condition for the Retirement BEP and SERP plans were $3.2 million and $2.9 million as of December 31, 2013 and 2012.
The following table summarizes the amounts recognized in AOCL as of December 31, 2013 and 2012.

	As of	As of
Amounts Recognized in AOCL	December 31, 2013	December 31, 2012
(in thousands)
Net actuarial loss	$354	$637
Prior service cost	231	247
Total	$585	$884
The combined total accumulated benefit obligations for the Retirement BEP and the SERP plans were $2.5 million and $2.1 million as of December 31, 2013 and 2012.

The components of net periodic pension cost and other amounts recognized in other comprehensive loss for our supplemental defined benefit plans were as follows for the years ended December 31, 2013, 2012, and 2011.

	For the Years Ended December 31,
Net Periodic Pension Cost and Other Comprehensive Loss for the Retirement BEP and SERP	2013	2012	2011
(in thousands)
Net periodic pension cost:
Service cost	$521	$372	$260
Interest cost	112	113	176
Amortization of prior service cost	16	17	62
Amortization of net loss (gain)	44	23	(3)
Curtailment and settlement losses	—	163	633
Total recognized in net periodic pension cost	693	688	1,128
Other changes in benefit obligations recognized in other comprehensive loss:
Net (gain) loss	(239)	201	698
Net gain recognized due to settlement	—	(163)	—
Prior service cost recognized due to curtailment	—	—	(633)
Amortization of prior service cost	(16)	(17)	(62)
Amortization of net (gain) loss	(44)	(23)	3
Total recognized in other comprehensive loss	(299)	(2)	6
Total recognized in net periodic pension cost and other comprehensive loss	$394	$686	$1,134

The following table summarizes the estimated net actuarial cost and prior service cost that will be amortized from AOCL into net periodic benefit cost over the next fiscal year.

Estimate for the Year Ending
Estimated Amortization for the Next Fiscal Year	December 31, 2014
(in thousands)
Net actuarial loss	$7
Prior service cost	17
Total	$24

The following table summarizes the key assumptions used for the actuarial calculations to determine the benefit obligation for our Retirement BEP and SERP plans as of December 31, 2013 and 2012.

	As of	As of
Key Assumptions for Benefit Obligations	December 31, 2013	December 31, 2012
(in percentages)
Discount rate	4.82	3.93
Salary increases	4.00	4.00

The following table summarizes the key assumptions used for the actuarial calculations to determine net periodic benefit cost for our Retirement BEP and SERP plans for the years ended December 31, 2013, 2012, and 2011.

	For the Years Ended December 31,
Key Assumptions to Determine Net Period Benefit Costs	2013	2012	2011
(in percentages)
Discount rate	3.93	4.27	5.61
Salary increases	4.00	4.00	4.00

The 2013 and 2012 discount rates used to determine the benefit obligation of the Retirement BEP and SERP plans were determined using a discounted cash flow approach that incorporates the timing of each expected future benefit payment. Future benefit payments were estimated based on census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments was calculated using duration based interest-rate yields from the Citigroup Pension Discount Curve as of December 31, 2013 and 2012. We then solved for the single discount rate that produced the same present value.
The following table summarizes the estimated future benefit payments reflecting expected future service as of December 31, 2013.

Estimated Payments
(in thousands)
2014	$45
2015	87
2016	87
2017	138
2018	174
2019-2023	1,313

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
Fair Value Hierarchy
We record AFS securities, derivative assets and liabilities, certain consolidated obligation bonds and discount notes, and rabbi trust assets (included in "other assets") at fair value on a recurring basis on the statements of condition. U.S. GAAP establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of the market observability of the inputs to the fair value measurement for the asset or liability.
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
For instruments carried at fair value, we review the fair value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. Except for REO assets (as discussed further below), we had no transfers between fair value hierarchies for the years ended December 31, 2013 and 2012.
Fair Value Summary Tables
The Fair Value Summary Tables below do not represent an estimate of the overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities. The following tables summarize the carrying value, fair values, and fair values hierarchy of our financial instruments as of December 31, 2013 and 2012.

	As of December 31, 2013
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$1,459,261	$1,459,261	$1,459,261	$—	$—	$—
Deposits with other FHLBanks	106	106	106	—	—	—
Securities purchased under agreements to resell	1,500,000	1,500,000	—	1,500,000	—	—
Federal funds sold	5,013,000	5,013,058	—	5,013,058	—	—
AFS securities	6,601,503	6,601,503	—	5,323,218	1,278,285	—
HTM securities	9,431,473	9,434,285	—	9,019,859	414,426	—
Advances	10,935,294	10,974,912	—	10,974,912	—	—
Mortgage loans held for portfolio, net	797,620	824,206	—	824,206	—	—
Accrued interest receivable	47,643	47,643	—	47,643	—	—
Derivative assets	54,494	54,494	—	248,547	—	(194,053)
Other assets (rabbi trust)	2,894	2,894	2,894	—	—	—
Financial liabilities:
Deposits	410,112	410,087	—	410,087	—	—
Consolidated obligations:
Discount notes (1)	14,989,009	14,989,092	—	14,989,092	—	—
Bonds (2)	17,413,887	17,493,408	—	17,493,408	—	—
Mandatorily redeemable capital stock	1,747,690	1,747,690	1,747,690	—	—	—
Accrued interest payable	62,892	62,892	—	62,892	—	—
Derivative liabilities	51,583	51,583	—	291,587	—	(240,004)

Commitments to issue consolidated obligations	—	477	—	477	—	—

	As of December 31, 2012
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$454	$454	$454	$—	$—	$—
Deposit with other FHLBanks	70	70	70	—	—	—
Securities purchased under agreements to resell	5,600,000	5,599,999	—	5,599,999	—	—
Federal funds sold	7,143,200	7,143,348	—	7,143,348	—	—
AFS securities	3,877,964	3,877,964	—	2,584,200	1,293,764	—
HTM securities	8,418,411	8,475,278	—	7,931,056	544,222	—
Advances	9,135,243	9,257,384	—	9,257,384	—	—
Mortgage loans held for portfolio, net	1,057,180	1,077,321	—	1,077,321	—	—
Accrued interest receivable	44,350	44,350	—	44,350	—	—
Derivative assets	105,582	105,582	—	332,709	—	(227,127)
Other assets (rabbi trust)	2,975	2,975	2,975	—	—	—
Financial liabilities:
Deposits	541,408	541,407	—	541,407	—	—
Consolidated obligations:
Discount notes (1)	21,417,653	21,418,320	—	21,418,320	—	—
Bonds (2)	10,496,762	10,830,928	—	10,830,928	—	—
Mandatorily redeemable capital stock	1,186,204	1,186,204	1,186,204	—	—	—
Accrued interest payable	69,172	69,172	—	69,172	—	—
Derivative liabilities	85,893	85,893	—	352,298	—	(266,405)

Commitments to issue consolidated obligations	—	249,907	—	249,907	—	—

(1)	Includes $1.0 billion and $1.3 billion of consolidated obligation discount notes recorded under the fair value option as of December 31, 2013 and 2012.

(2)
Includes $500.0 million of consolidated obligation bonds recorded under the fair value option at December 31, 2013 and 2012 and $12.3 billion and $8.0 billion of hedged consolidated obligation bonds recorded at fair value as of December 31, 2013 and 2012.

Summary of Valuation Techniques and Significant Inputs
Cash and Due From Banks
The fair value of cash and due from banks approximates the recorded carrying value.
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
Non-MBS Investment Securities
We utilize prices from independent pricing vendors to determine the fair values of our non-MBS investments. Pricing reviews are performed by Seattle Bank personnel with knowledge of liquidity and other current conditions in the market. Our non-MBS investments are classified as Level 2 within the fair value hierarchy.

MBS Investment Securities
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
Our valuation technique requires the establishment of a median price for each security. If four prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price), subject to validation of outliers.
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
As of December 31, 2013, four prices were received for a majority of our MBS and the final prices for those securities were computed by averaging the prices received as discussed above. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or in those instances where there were outliers or significant yield variances, our additional analyses), we believe our final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and, given the lack of significant market activity for PLMBS, that the fair value measurements of these securities are classified appropriately as Level 3 within the fair value hierarchy.
As an additional step, we reviewed the final fair value estimates of our PLMBS holdings as of December 31, 2013 for reasonableness using an implied yield test. We calculated an implied yield for each of our PLMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the FHLBanks' OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any material adjustments to the fair value estimates were necessary.
Advances
We generally determine the fair value of advances by calculating the present value of expected future cash flows from the advances, excluding the amount of the accrued interest receivable. The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms. We calculate the replacement advance rates at a spread to our cost of funds, which approximates the CO Curve (see “—Consolidated Obligations” below for a discussion of the CO curve). To estimate the fair values of advances with optionality, market-based expectations of future interest-rate volatility implied from current market prices for similar options are also used. In accordance with FHFA advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the FHLBanks financially indifferent to the borrower's decision to prepay the advances. Therefore, the fair value of advances does not assume prepayment risk. Further, we do not adjust the fair value of advances for creditworthiness because advances are fully collateralized.
Mortgage Loans
We determine the fair value of mortgage loans using modeled prices. The modeled prices start with prices for newly issued MBS issued by U.S. GSEs or similar new mortgage loans, adjusted for underlying assumptions or characteristics. Prices are then adjusted for differences in coupon, average loan rate, seasoning, credit risk, and cash flow remittance between our mortgage loans and the referenced MBS or mortgage loans. We also incorporate additional considerations into our valuation process for these assets, including delinquency data, conformance to GSE underwriting standards at the time of the sale, and delivery costs, which are market observable inputs. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment and other assumptions. Changes in the prepayment rates often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time. The fair values of certain non-performing loans are estimated based on the values of the underlying collateral or the present values of future cash flows, which may include estimates of prepayment rates and other assumptions.
The fair value of REO is initially determined using a broker's price opinion (BPO) less estimated costs to sell. The BPOs are based upon observable residential property sales (and listings) for comparable properties in specific geographic markets. As of December 31, 2013, we reclassified our fair value measurement of REO from Level 2 to Level 3 in the fair value hierarchy due to increases in unobservable inputs used in the determination of fair value. On a quarterly basis, we adjust the fair value of an REO asset if the fair value of the REO less costs to sell is less than our recorded investment.
Accrued Interest Receivable and Payable
The fair value approximates the carrying value.
Derivative Assets and Liabilities
The fair values of derivatives are determined using discounted cash-flow analyses and comparisons to similar instruments. The discounted cash-flow model uses an income approach based on market-observable inputs (inputs that are actively quoted and can be validated to external sources). Prior to December 31, 2012, for our interest-related derivatives, we utilized the LIBOR swap curve and market-based expectation for future interest-rate volatility implied from current market prices for similar options. During fourth quarter 2012, we observed an increasing trend in the use of the OIS curve by other market participants to value certain collateralized derivative contracts. We performed an assessment of market participants and determined the OIS curve was the appropriate curve to be used for valuation of certain of our collateralized interest-rate derivatives. As such, effective December 31, 2012, we began utilizing the OIS curve and a volatility assumption to estimate the fair value of certain of our interest-related derivatives, resulting in a gain of $2.0 million, which is included in our net gains on ineffectiveness on fair value hedges. We continue to use the LIBOR swap curve and volatility assumptions to determine the fair value of those derivatives with security collateral that cannot be rehypothecated (i.e., where the security collateral pledged cannot be reused by the broker-dealer as collateral for its own borrowings).
The fair values of our derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties; the estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by counterparty pursuant to the provisions of our qualifying netting arrangements. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability.
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
As of December 31, 2013, there was no spread adjustment to the CO curve used to value the non-callable consolidated obligations carried at fair value.
Mandatorily Redeemable Capital Stock
The fair value of capital stock subject to mandatory redemption generally approximates par value as indicated by contemporaneous member purchases and transfers at par value. Fair value also includes estimated dividends declared, until that amount is paid, and any subsequently declared stock dividend. Capital stock can only be acquired by members at par value and redeemed at par value (plus any declared but unpaid dividends). Our capital stock is not traded, and no market mechanism exists for the exchange of capital stock outside our cooperative.
Commitments
The fair values of our commitments to extend credit and standby letters of credit are determined using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the creditworthiness of the counterparties. The fair value of these fixed interest-rate commitments also takes into account the difference between current and committed interest rates.
Fair Value Measurements
The following tables present, for each hierarchy level, our assets and liabilities that are measured at fair value on a recurring or non-recurring basis on our statements of condition as of December 31, 2013 and 2012. We measure TDRs, REO, and certain HTM securities at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., HTM securities are remeasured when an OTTI charge is recognized).

	As of December 31, 2013
Fair Value Measurements	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral (1)
(in thousands)
Recurring fair value measurements:
AFS securities:
PLMBS	$1,278,285	$—	$—	$1,278,285	$—
Other U.S. agency obligations	3,403,163	—	3,403,163	—	—
GSE obligations	1,920,055	—	1,920,055	—	—
Derivative assets (interest-rate related)	54,494	—	248,547	—	(194,053)
Other assets (rabbi trust)	2,894	2,894	—	—	—
Total recurring assets at fair value	$6,658,891	$2,894	$5,571,765	$1,278,285	$(194,053)
Consolidated obligations:
Discount notes	$999,890	$—	$999,890	$—	$—
Bonds	500,020	—	500,020	—	—
Derivative liabilities (interest-rate related)	51,583	—	291,587	—	(240,004)
Total recurring liabilities at fair value	$1,551,493	$—	$1,791,497	$—	$(240,004)
Non-recurring fair value measurements:
REO	$1,980	$—	$—	$1,980	$—
Total non-recurring assets at fair value	$1,980	$—	$—	$1,980	$—

	As of December 31, 2012
Fair Value Measurements	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral (1)
(in thousands)
Recurring fair value measurements:
AFS securities:
PLMBS	$1,293,764	$—	$—	$1,293,764	$—
Other U.S. agency obligations	1,166,918	—	1,166,918	—	—
GSE obligations	1,417,282	—	1,417,282	—	—
Derivative assets (interest-rate related)	105,582	—	332,709	—	(227,127)
Other assets (rabbi trust)	2,975	2,975	—	—	—
Total recurring assets at fair value	$3,986,521	$2,975	$2,916,909	$1,293,764	$(227,127)
Consolidated obligations:
Discount notes	$1,249,442	$—	$1,249,442	$—	$—
Bonds	499,986	—	499,986	—	—
Derivative liabilities (interest-rate related)	85,893	—	352,298	—	(266,405)
Total recurring liabilities at fair value	$1,835,321	$—	$2,101,726	$—	$(266,405)
Non-recurring fair value measurements:
HTM securities	$57,705	$—	$—	$57,705	$—
REO	2,703	—	2,703	—	—
Total non-recurring assets at fair value	$60,408	$—	$2,703	$57,705	$—

(1)
Amounts that are subject to netting arrangements, other agreements, or operation of law that meet netting requirements and also cash collateral and related accrued interest held or placed with the same clearing member or counterparty.

The following table presents a reconciliation of our AFS PLMBS that are measured at fair value on our statements of condition on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013, 2012, and 2011.

	AFS PLMBS
	For the Years Ended December 31,
Fair Value Measurements Using Significant Unobservable Inputs	2013	2012	2011
(in thousands)
Balance, beginning of period	$1,293,764	$1,269,399	$1,469,055
Gain on sale of AFS securities	903	1,792	—
OTTI credit loss recognized in earnings	(1,837)	(11,078)	(89,048)
Credit loss accretion and related interest income	19,537	12,506	3,180
Unrealized gain in AOCL	182,632	387,091	34,711
Sales	(41,799)	(129,420)	—
Settlements	(174,915)	(236,526)	(230,757)
Transfers from HTM to AFS securities	—	—	82,258
Balance, end of period	$1,278,285	$1,293,764	$1,269,399

Fair Value Option
The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, and unrecognized firm commitments not previously carried at fair value. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Interest income and interest expense carried on advances and consolidated obligations at fair value are recognized solely on the par or face amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other expense.

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
The following table presents the activity on our consolidated obligation bonds on which we elected the fair value option for the years ended December 31, 2013, 2012, and 2011.

	For the Years Ended December 31,
Consolidated Obligation Bonds on Which Fair Value Option Has Been Elected	2013	2012	2011
(in thousands)
Balance, beginning of the period	$499,986	$500,014	$—
New transactions elected for fair value option	1,250,000	1,000,000	500,000
Maturities and terminations	(1,250,000)	(1,000,000)	—
Net change in fair value adjustments on financial instruments under fair value option	34	12	(26)
Unaccreted premium/discount	—	(40)	40
Balance, end of the period	$500,020	$499,986	$500,014

The following table presents the activity on our consolidated obligation discount notes on which we elected the fair value option for the years ended December 31, 2013 and 2012. We had no consolidated obligation discount notes on which we elected the fair value option for the year ended December 31, 2011.

	For the Years Ended December 31,
Consolidated Obligation Discount Notes on Which Fair Value Option Has Been Elected	2013	2012
(in thousands)
Balance, beginning of the period	$1,249,442	$—
New transactions elected for fair value option	1,350,000	1,250,000
Maturities and terminations	(1,600,000)	—
Net change in fair value adjustments on financial instruments under fair value option	1,071	473
Unaccreted premium/discount	(623)	(1,031)
Balance, end of the period	$999,890	$1,249,442

For items recorded under the fair value option, only the related contractual interest income or contractual interest expense, is recorded as part of net interest income on the statements of income. The changes in fair value for instruments on which the fair value option has been elected are recorded as “net (loss) gain on financial instruments under fair value option” in the statements of income. The change in fair value does not include changes in instrument-specific credit risk. We determined that no instrument-specific credit-risk adjustments to the fair values of our consolidated obligation bonds and discount notes recorded under the fair value option for credit risk were required as of December 31, 2013 and 2012.

The following tables present the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for consolidated obligation bonds and discount notes, as applicable, for which the fair value option has been elected as of December 31, 2013 and 2012.

	As of December 31, 2013
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over (Under) Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation discount notes	$1,000,000	$999,890	$(110)
Consolidated obligation bonds	500,000	500,020	20
Total	$1,500,000	$1,499,910	$(90)

	As of December 31, 2012
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value (Under) Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation discount notes	$1,250,000	$1,249,442	$(558)
Consolidated obligation bonds	500,000	499,986	(14)
Total	$1,750,000	$1,749,428	$(572)

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

The following tables set forth significant outstanding balances as of December 31, 2013 and 2012, and the income effect for the years ended December 31, 2013, 2012, and 2011, resulting from related party transactions.

	As of	As of
Balances with Related Parties	December 31, 2013	December 31, 2012
(in thousands)
Assets:
Securities purchased under agreements to resell	$—	$1,250,000
Federal funds sold	215,000	476,000
AFS securities	485,094	503,121
HTM securities	146,286	190,486
Advances (par value)	4,081,877	2,781,750
Mortgage loans held for portfolio	616,191	820,074
Liabilities and capital:
Deposits	3,078	7,656
Mandatorily redeemable capital stock	1,374,802	843,089
Class B capital stock	88,025	657,039
Class A capital stock	1,212	1,658
AOCL	(4,952)	(85,088)
Other:
Notional amount of derivatives	6,302,913	5,738,243

	For the Years Ended December 31,
Income and Expense with Related Parties	2013	2012	2011
(in thousands)
Income (loss):
Advances, net (1)	$(17,752)	$(12,503)	$3,161
Securities purchased under agreements to resell	1,762	2,037	219
Federal funds sold	482	92	39
AFS securities	11,482	16,766	17,835
HTM securities	2,500	3,761	6,709
Mortgage loans held for portfolio	37,822	48,588	92,520
Mortgage loans held for sale	—	—	4,792
Net OTTI credit loss	(158)	(6,349)	(53,403)
Total	$36,138	$52,392	$71,872
Expense:
Deposits	$—	$1	$2
Total	$—	$1	$2

(1)	Includes prepayment fee income and the effect of associated derivatives with related parties or their affiliates hedging advances with both related parties and non-related parties.

Transactions with Other FHLBanks
From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. We made $1.2 billion, $51.0 million, and $48.5 million in loans with maturities ranging from one to three days to other FHLBanks during the years ended December 31, 2013, 2012, and 2011. We borrowed $15.2 million from another FHLBank with a maturity of one day during the year ended December 31, 2013. There were no loans from other FHLBanks for the year ended December 31, 2012. During the year ended December 31, 2011, loans from other FHLBanks to the Seattle Bank totaled $58.5 million, with maturities ranging from one to three days. Interest income and expense on these short-term loans were not material.
In addition, as of December 31, 2013 and 2012, we had $106,000 and $70,000 on deposit with the FHLBank of Chicago for shared FHLBank System expenses.

In December 2013, we entered into a three-month, renewable $150.0 million letter of credit participation with the FHLBank of Atlanta. The fees earned on the letter of credit participation were not material for the year ended December 31, 2013.
In 2013, we began offering the MPF Xtra product to our members. Through a purchase price adjustment, the FHLBank of Chicago receives a transaction fee for its administrative activities for the loans sold to Fannie Mae, and we receive a nominal fee from the FHLBank of Chicago for facilitating the sale of loans by Seattle Bank PFIs through the MPF Xtra product. In 2013, Seattle Bank PFIs delivered $6.0 million of mortgage loans to the FHLBank of Chicago. The fees received by the FHLBank of Chicago and the fees we earned on the mortgage loans sold through the MPF Xtra product were not material for the year ended December 31, 2013.
We may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability of another FHLBank rather than have new debt issued on our behalf by the Office of Finance. For information on debt transfers to or from other FHLBanks, see Note 12.

Note 19—Commitments and Contingencies
The following table summarizes our commitments outstanding that are not recorded on our statements of condition as of December 31, 2013 and 2012.

	As of December 31, 2013			As of December 31, 2012
Notional Amount of Unrecorded Commitments	Expire Within One Year	Expire After One Year	Total	Total
(in thousands)
Standby letters of credit outstanding (1)	$469,670	$21,196	$490,866	$516,871
Commitments to fund additional advances	200	—	200	—
Unsettled consolidated obligation bonds, at par (2)	315,000	—	315,000	250,000
Unsettled consolidated discount notes, at par	300,000	—	300,000	—
Other commitments (3)	302,000	—	302,000	—
Total	$1,386,870	$21,196	$1,408,066	$766,871

(1)	Excludes unconditional commitments to issue standby letters of credit of $10.0 million and $16.0 million as of December 31, 2013 and December 31, 2012.

(2)	As of December 31, 2013 and 2012, $65.0 million and $250.0 million of our unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

(3)	Includes $152.0 million of commitments to purchase investment securities and $150.0 million of letter of credit participation with the FHLBank of Atlanta as of December 31, 2013.

Commitments to Extend Credit
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Seattle Bank and a member. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. As of December 31, 2013, the original terms of our outstanding standby letters of credit, including related commitments, ranged from 31 days to 7 years, including a final expiration of 2017. In addition, we enter into commitments that legally bind us to fund additional advances. These commitments generally are for periods of up to 12 months. Unearned fees for standby letter of credit-related transactions are recorded in "other liabilities" and totaled $306,000 and $246,000 as of December 31, 2013 and 2012. We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members and have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on our analyses and collateral requirements, we did not consider it necessary to record an allowance for credit losses on these commitments.

Lease Commitments
We charged to operating expenses net rental and related costs of $2.7 million, $2.7 million, and $2.8 million for the years ended December 31, 2013, 2012, and 2011. The following table summarizes our future minimum rental for operating leases for the five years following December 31, 2013.

Future Minimum Lease Commitments (Premises)	Minimum Commitment
(in thousands)
2014	$1,515
2015	1,825
2016	1,760
2017	1,800
2018	1,688
Thereafter	9,212
Total	$17,800

Lease agreements for our premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material impact on our results of operations.
Legal Proceedings
The Seattle Bank is currently involved in a number of legal proceedings against various entities relating to our purchases and subsequent impairment of certain PLMBS. After consultations with legal counsel, other than as may result from the legal proceedings referenced in the preceding sentence, we do not believe that the ultimate resolutions of any current matters will have a material adverse impact on our financial condition, results of operations, or cash flows.
Further discussion of other commitments and contingencies is provided in Notes 7, 10, 12, 15, and 16.

UNAUDITED SUPPLEMENTARY FINANCIAL DATA
Quarterly Financial Data
Quarterly supplementary financial data for each full quarter in the years ended December 31, 2013 and 2012 are included in the tables below. The amounts shown in the "As Reported" tables reflect the effect of our change in accounting principle to the contractual method for amortizing premiums and accreting discounts on our mortgage loans held for portfolio. See Note 2 in "Part II. Item 8. Financial Statements and Supplementary Financial Data—Audited Financial Statements—Notes to Financial Statements" for additional information on the change in our amortization methodology.

	2013 Quarter Ended - As Reported
Quarterly Financial Data	December 31	September 30	June 30	March 31
(in thousands)
Interest income	$69,374	$71,163	$70,312	$70,958
Interest expense	36,092	35,770	36,232	36,379
Net interest income before benefit for credit losses	33,282	35,393	34,080	34,579
Less: (Benefit) provision for credit losses	(131)	(989)	12	(41)
Net interest income	33,413	36,382	34,068	34,620
Net OTTI loss recognized in income	—	(1,495)	—	(342)
Other non-interest income (loss)	5,694	5,599	(696)	1,044
Total non-interest income (loss)	5,694	4,104	(696)	702
Non-interest expense	23,621	16,935	21,797	17,561
Income before assessments	15,486	23,551	11,575	17,761
Assessments	1,593	2,400	1,158	1,776
Net income	$13,893	$21,151	$10,417	$15,985

	2013 Quarter Ended - Previous Method
Quarterly Financial Data	December 31	September 30	June 30	March 31
(in thousands)
Interest income	$69,385	$70,897	$70,457	$70,651
Interest expense	36,092	35,770	36,232	36,379
Net interest income before benefit for credit losses	33,293	35,127	34,225	34,272
Less: (Benefit) provision for credit losses	(131)	(989)	12	(41)
Net interest income	33,424	36,116	34,213	34,313
Net OTTI loss recognized in income	—	(1,495)	—	(342)
Other non-interest income (loss)	5,694	5,599	(696)	1,044
Total non-interest income (loss)	5,694	4,104	(696)	702
Non-interest expense	23,621	16,935	21,797	17,561
Income before assessments	15,497	23,285	11,720	17,454
Assessments	1,594	2,374	1,172	1,745
Net income	$13,903	$20,911	$10,548	$15,709

	2012 Quarter Ended - As Reported
Quarterly Financial Data	December 31	September 30	June 30	March 31
(in thousands)
Interest income	$80,085	$74,763	$79,416	$82,071
Interest expense	40,599	44,047	50,467	58,230
Net interest income before provision for credit losses	39,486	30,716	28,949	23,841
Less: Provision for credit losses	(525)	(2,368)	—	—
Net interest income	40,011	33,084	28,949	23,841
Net OTTI loss recognized in income	(3,514)	(1,982)	(4,269)	(1,324)
Other non-interest income	4,771	1,938	18,124	10,497
Total non-interest income (loss)	1,257	(44)	13,855	9,173
Non-interest expense	17,224	18,087	18,101	18,059
Income before assessments	24,044	14,953	24,703	14,955
Assessments	2,356	1,529	2,545	1,436
Net income	$21,688	$13,424	$22,158	$13,519

	2012 Quarter Ended - Previous Method
Quarterly Financial Data	December 31	September 30	June 30	March 31
(in thousands)
Interest income	$79,608	$75,096	$80,162	$81,478
Interest expense	40,599	44,047	50,467	58,230
Net interest income before provision for credit losses	39,009	31,049	29,695	23,248
Less: Provision for credit losses	(525)	(2,368)	—	—
Net interest income	39,534	33,417	29,695	23,248
Net OTTI loss recognized in income	(3,514)	(1,982)	(4,269)	(1,324)
Other non-interest income	4,771	1,938	18,124	10,497
Total non-interest income (loss)	1,257	(44)	13,855	9,173
Non-interest expense	17,224	18,087	18,101	18,059
Income before assessments	23,567	15,286	25,449	14,362
Assessments	2,356	1,529	2,545	1,436
Net income	$21,211	$13,757	$22,904	$12,926

Maturities of Member Term Deposits
The table below represents our member term deposits over $100,000 categorized by time to maturity as of December 31, 2013 and 2012.

	As of	As of
	December 31, 2013	December 31, 2012
(in thousands)
Within three months	$7,225	$130,750
After three months but within 6 months	122,700	20,150
After six months but within 12 months	600	—
Total	$130,525	$150,900

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
Under the supervision and with the participation of the Seattle Bank's management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), management of the Seattle Bank evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2013, the end of the period covered by this report. Based on this evaluation, the president and chief executive officer and chief accounting and administrative officer have concluded that the Seattle Bank's disclosure controls and procedures were effective as of December 31, 2013.
Management's Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting as of December 31, 2013 is incorporated and included herein from "Part II. Item 8. Financial Statements and Supplementary Data." The Seattle Bank's independent public accounting firm, PricewaterhouseCoopers LLP, has issued a report regarding the effectiveness of the Seattle Bank's internal control over financial reporting as of December 31, 2013, which immediately follows Management's Report on Internal Control Over Financial Reporting in "Part II. Item 8. Financial Statements and Supplementary Data."
Changes in Internal Control Over Financial Reporting
The president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's internal control over financial reporting performs similar functions as a principal financial officer), conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2013, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. It was determined that there were no changes in internal control over financial reporting in the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Seattle Bank's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On March 17, 2014, the Seattle Bank entered into change in control agreements with each of its named executive officers. See "Part III. Item 11. Executive Compensation—Potential Payments Upon Termination or Change in Control—Change in Control Agreements" for additional information relating to these agreements.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Governance
The Seattle Bank’s Board comprises nonmember independent directors and directors elected from member institutions, with the Housing Act requiring that two-fifths (2/5) of an FHLBank board be nonmember independent directors. Eligibility for election to the Board and continuing service on the Board are determined by FHFA regulations. Each director must be a citizen of the United States. Each nonmember independent director must be a bona fide resident of the Seattle Bank’s district, and each member director must be an officer or director of a Seattle Bank member institution. A nonmember independent director may not serve as an officer of any FHLBank or as a director, officer, or employee of any Seattle Bank member. At least two independent directors must also qualify as public interest directors. Public interest directors must have more than four years' experience representing consumer or community interests in banking services, credit needs, housing, or financial consumer protection. Independent directors must have experience in, or knowledge of, one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management, or the law. In addition, an independent director must have knowledge or experience commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of the Seattle Bank.
On June 4, 2013, the FHFA completed its annual designation regarding the size and composition of directorships for the FHLBanks. As in 2013, the size of the Seattle Bank’s Board for 2014 has been designated at 14 directorships, including eight member directors and six independent directors.
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
Our current Board comprises six independent directors and eight member directors. During 2013, two of our independent directors also served as public interest directors. Each of our eight member director positions is allocated to a specific state in our district (including, in the case of Hawaii, certain U.S. territories), and the members in that state elect the director who fills that position, except that our Board is responsible for filling interim vacancies. We hold elections each year for the director positions that will become vacant at yearend. As a part of the member election process, we solicit nominations from our eligible members in the relevant states. Members located in the relevant states as of the record date are eligible to participate in the election for the state in which their principal place of business is located. For each director position to be filled, an eligible member may cast one vote for each share of capital stock it was required to hold as of the record date (according to the requirements of our Capital Plan), except that an eligible member’s votes for each director position to be filled may not exceed the average number of shares of capital stock required to be held by all of the members in that state as of the record date. In the case of an election to fill more than one member director position for a state, an eligible member may not cumulate its votes.
Independent directors are nominated by our Board in consultation with the Seattle Bank’s Affordable Housing Advisory Council after review of candidate eligibility and qualifications. Prior to placing a name on the ballot, we submit nominee qualifications to the FHFA for review. Nominees are elected on a district-wide basis, with the nominee receiving the most votes being declared the winner. Nominees running unopposed must receive at least 20% of the number of votes eligible to be cast. If an unopposed nominee receives less than 20% of eligible votes, a new election must be conducted.
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

Directors
The Seattle Bank's Board has seven committees: (1) Executive; (2) Regulatory Oversight; (3) Risk; (4) Governance and Compensation; (5) Finance and Budget; (6) Audit and Compliance; and (7) Community Investment.
Information regarding the current directors of the Seattle Bank as of March 17, 2014 is provided below.

Name	Age	Bank Director Since	Expiration of Term as Director	Board Position and Committee Membership
William V. Humphreys	66	2006	December 31, 2016	Chairman of the Board; Executive (Chair); Governance and Compensation; Regulatory Oversight; Risk
Gordon Zimmerman	51	2007	December 31, 2016	Vice Chairman of the Board; Audit and Compliance (Chair) (1); Executive (Vice Chair); Risk (Vice Chair)
Ruth B. Bennett (2) (3)	61	2014	December 31, 2016	Community Investment; Finance and Budget; Risk
David P. Bobbitt	66	2012	December 31, 2014	Audit and Compliance (Vice Chair) (1); Finance and Budget; Regulatory Oversight
Marianne M. Emerson (2) (4)	66	2008	December 31, 2015	Community Investment; Governance and Compensation; Risk
David J. Ferries	59	2011	December 31, 2014	Community Investment (Chair); Regulatory Oversight (Vice Chair); Executive; Risk
Russell J. Lau	61	2005	December 31, 2017	Risk (Chair); Audit and Compliance (1); Executive; Finance and Budget; Governance and Compensation
James G. Livingston	48	2007	December 31, 2017	Finance and Budget (Chair); Audit and Compliance (1); Executive; Risk
Michael W. McGowan (2)	45	2012	December 31, 2015	Regulatory Oversight (Chair); Finance and Budget (Vice Chair); Executive; Governance and Compensation
Cynthia A. Parker (2) (4)	60	2007	December 31, 2017	Governance and Compensation (Chair); Community Investment (Vice Chair); Audit and Compliance (1); Executive; Regulatory Oversight
J. Benson Porter	48	2013	December 31, 2016	Finance and Budget; Governance and Compensation; Risk
Thomas P. Potiowsky(2)	60	2013	December 31, 2016	Audit and Compliance (1); Community Investment; Finance and Budget
Robert M. Teachworth	60	2014	December 31, 2017	Audit and Compliance (1); Community Investment; Finance and Budget
David F. Wilson (2)	67	2007	December 31, 2014	Governance and Compensation (Vice Chair); Community Investment; Regulatory Oversight

(1)
For additional information regarding the Seattle Bank's Audit and Compliance Committee, including relating to independence and audit committee financial expert, see "Part III. Item 13. Certain Relationships and Director Independence."

(2)	Independent director.
(3)	Selected by the Seattle Bank’s Board to fill a vacancy.
(4)	Public interest director.

The following is a biographical summary of the business experience of each of our directors as of March 17, 2014. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years.
William V. Humphreys has served as a director of the Seattle Bank since 2006 and as chairman since 2010. Mr. Humphreys has served as president, chief executive officer, and director of Citizens Bank, a commercial banking services provider, and Citizens Bancorp, a publicly traded bank holding company, in Corvallis, Oregon, since 1996. Mr. Humphreys currently serves as one of three Seattle Bank representatives on the Council of Federal Home Loan Banks. Mr. Humphreys has served as chair of the Oregon Bankers Association, board member of the American Bankers Association, and director and chairman of the State of Oregon Banking Board. He is currently a faculty member at Oregon Bankers Association Directors College. Mr. Humphreys' position as an officer and director of a Seattle Bank member, his knowledge of community banking, and his experience in financial and balance sheet management, corporate governance, organizational leadership, risk assessment, and project development support his qualifications to serve as a member director of the Seattle Bank.

Gordon Zimmerman has served as a director of the Seattle Bank since 2007 and as vice chair since January 2014. Mr. Zimmerman has served as president and director of Community Bank, Inc., a community financial institution in Ronan, Montana, and Montana Community Banks, Inc., the holding company of Community Bank, Inc., since 2003. From 1998 to 2003, he served as chief financial officer, president, and a board member of Pend Oreille Bank in Sandpoint, Idaho. Mr. Zimmerman currently serves as one of three Seattle Bank representatives on the Council of Federal Home Loan Banks. Mr. Zimmerman's involvement in and knowledge of finance and accounting, asset/liability management, and corporate governance support his qualifications to serve as a member director of the Seattle Bank.
Ruth B. Bennett has served as a director of the Seattle Bank since January 2014. Ms. Bennett has served as principal of RB Bennett Enterprises LLC, a real estate brokerage company, in Vancouver, Washington, since 2008. From 1973 to 2007, she served in various capacities at the Bonneville Power Administration, a federal electrical utility, in Portland, Oregon, including chief operating officer from 2003 to 2007. Ms. Bennett served as a director of First Independent Bank in Vancouver, Washington, from 2008 to 2012. Her extensive experience in strategic planning, organizational and enterprise risk management, and finance and accounting support her qualifications to serve as an independent director of the Seattle Bank.
David P. Bobbitt has served as a director of the Seattle Bank since 2012. Mr. Bobbitt has served as chairman, chief executive officer, and director of Community 1st Bank, a community financial institution in Post Falls, Idaho, since 2007. Mr. Bobbitt previously served as president of Sterling Savings Bank, a state chartered bank in Spokane, Washington, from 2004 to 2006. Mr. Bobbitt has served as chairman of the Pacific Coast Banking School since October 2011. His experience in financial and risk management and his leadership and management skills support his qualifications to serve as a member director of the Seattle Bank.
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
Russell J. Lau has served as a director of the Seattle Bank since 2005. Mr. Lau has served as vice chairman and chief executive officer of Finance Factors, Ltd., an FDIC-insured depository financial services loan company in Honolulu, Hawaii, since 1998. In addition, Mr. Lau has served as president and chief executive officer of Finance Enterprises, Ltd., the parent company of Finance Factors, Ltd., since 2004. Mr. Lau has served as president of the Hawaii Banker's Association since June 2013. Mr. Lau's experience in strategic planning, asset/liability management, financial analysis, and regulatory compliance, and leadership and management skills support his qualifications to serve as a member director of the Seattle Bank.
James G. Livingston has served as a director of the Seattle Bank since 2007. Mr. Livingston has served as a senior vice president in the investments division at Zions First National Bank, a national banking association in Salt Lake City, Utah, since 2011, and as vice president between 2005 and 2011. Prior to joining Zions First National Bank, he previously served as director of financial research at a hedge fund, in New York, New York, and as an assistant professor of accounting at Southern Methodist University, in Dallas, Texas. Mr. Livingston's experience in and knowledge of auditing and accounting, derivatives, and financial, organizational, and risk management support his qualifications as a member director of the Seattle Bank.
Michael W. McGowan has served as a director of the Seattle Bank since 2012. He has served as chief executive officer and chairman of DCM Limited, a global provider of business consulting and funding sources, since 1992. Mr. McGowan is currently a principal in several private sustainable resource companies, including AlgEvolve, LLC, and Green Energy Corporation, a provider of software and software engineering services in Denver, Colorado, and he was the primary founder of Nova Biosource Fuels, Inc., a publicly-traded biodiesel company. Prior to entering the water and energy sector, from 1997 through 2007, Mr. McGowan worked in the banking and financial management industry as a manager of a hedge fund and investment portfolio that operated in the global capital markets. Mr. McGowan was previously a member of the Seattle Bank’s Board from April 2007 to December 2008. Mr. McGowan's experience and knowledge of strategic planning and finance support his qualifications as an independent director of the Seattle Bank.

Cynthia A. Parker has served as a director of the Seattle Bank since 2007. Ms. Parker has served as president and chief executive officer of BRIDGE Housing Corporation, one of the nation’s largest developers of affordable housing, headquartered in San Francisco, California, since 2010. Ms. Parker served as regional president for Mercy Housing Inc., a nonprofit organization that develops affordable housing, from 2008 to 2010, and as senior vice president of the affordable housing and real estate group of Seattle-Northwest Securities, an investment banking firm, between 2002 and 2008. Ms. Parker also served for six years as a director of the Federal Reserve Bank of San Francisco. Ms. Parker's experience in representing community interests in housing and knowledge of human resources and compensation practices support her qualifications to serve as a public interest director of the Seattle Bank.
J. Benson Porter has served as a director of the Seattle Bank since 2013. Mr. Porter has served as president and chief executive officer of Boeing Employees' Credit Union, a not-for-profit financial cooperative in Tukwila, Washington, since April 2012. He served as president and chief executive officer of First Tech Credit Union, a federally chartered credit union in Palo Alto, California, from February 2007 to March 2012. He also served in several positions at Washington Mutual, Inc., a financial savings bank, including as executive vice president and chief administrative officer, from May 1996 to February 2007. Mr. Porter also served as regulatory counsel at Key Bank and as staff director for the Washington State Senate Banking Committee. He currently serves as a member of the board of overseers of Whitman College and the board of CO-OP Financial Services. Mr. Porter's knowledge of financial management and strategic planning, and his leadership and management skills support his qualifications to serve as a member director of the Seattle Bank.
Robert M. Teachworth has served as a director of the Seattle Bank since January 2014. Mr. Teachworth has served as president and chief executive officer of Denali Alaskan Federal Credit Union, a federally chartered financial institution in Anchorage, Alaska, since 1986. Mr. Teachworth has served as a board member of the National Association of Credit Union Service Organizations since 2007 and also serves as a director of the Alaska Option ATM Network.
Thomas P. Potiowsky has served as a director of the Seattle Bank since 2013. Mr. Potiowsky is professor and chair of the Economics Department and director of the Northwest Economic Research Center at Portland State University in Portland, Oregon. Mr. Potiowsky served as Oregon State Economist from 1999 to 2006 and from 2008 to 2011. He also has served as advisor to the Oregon Governor's Council of Economic Advisors. Mr Potiowsky's knowledge in economics and business administration support his qualifications to serve as an independent director of the Seattle Bank.
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
Executive Officers
The following table sets forth information about the executive officers of the Seattle Bank as of March 17, 2014.

Executive Officer	Age	Capacity in Which Served	Seattle Bank Employee Since
Michael L. Wilson	57	President and Chief Executive Officer	2012
Vincent L. Beatty	54	Senior Vice President, Chief Financial Officer	2004
Mike E. Brandeberry	63	Senior Vice President, Chief Counsel, and Corporate Secretary	2010
Christina J. Gehrke	49	Senior Vice President, Chief Accounting and Administrative Officer	1998
Lisa A. Grove	50	Senior Vice President, Director of Auditing	2004
Darren R. Hamby	48	Senior Vice President, Director of Human Resources	2012
Michael R. Oberholtzer	62	Senior Vice President, Chief Business Technology Officer	2012
Glen D. Simecek	49	Senior Vice President, Chief Business Officer	2009
John F. Stewart	42	Senior Vice President, Chief Risk Officer	2010
Michael L. Wilson has served as president and chief executive officer of the Seattle Bank since 2012. Previously, Mr. Wilson served as executive vice president and chief business officer of the FHLBank of Des Moines from 2006 to 2012. From 1994 to 2006, Mr. Wilson served in a number of leadership roles at the FHLBank of Boston, including senior executive vice president and chief operating officer from 1999 to 2006. Prior to joining the FHLBank of Boston, Mr. Wilson served as director of the Office of Policy and Research at the FHFB in Washington, D.C. Mr. Wilson is one of the Seattle Bank representatives on the Council of Federal Home Loan Banks and also serves on the board of directors of the Office of Finance.
Vincent L. Beatty has served as senior vice president, chief financial officer since 2008. He also served as the acting chief operating officer of the Seattle Bank from June 2011 to May 2012. Between 2004 and 2008, Mr. Beatty served in multiple positions at the Seattle Bank, including first vice president and treasurer and senior portfolio manager.
Mike E. Brandeberry has served as senior vice president, chief counsel of the Seattle Bank since 2010 and as corporate secretary since 2011. From 2002 to 2009, he served as senior vice president and associate general counsel of Washington Mutual Bank, F.A., a financial savings bank, in Seattle, Washington.
Christina J. Gehrke has served as senior vice president, chief accounting and administrative officer of the Seattle Bank since 2011. Previously, Ms. Gehrke served as senior vice president, chief accounting and administrative officer and corporate secretary from May 2007 to 2011, as well as principal accounting officer since February 2008 and interim principal accounting officer from September 2007 to February 2008. In addition, from 1998 until May 2007, Ms. Gehrke served in various positions at the Seattle Bank, including first vice president, director of audit, vice president, audit services manager, and assistant director of audit.
Lisa A. Grove has served as senior vice president, director of auditing since 2011 and served as vice president and director of auditing from 2007 to 2011. Ms. Grove also served in multiple positions at the Seattle Bank, including vice president and acting director of auditing, assistant vice president and audit services manager, and audit project manager from 2004 to 2007. Prior to joining the Seattle Bank, Ms. Grove worked at Washington Mutual Bank, F. A. as an audit manager from 1999 to 2004.
Darren R. Hamby has served as senior vice president, director of human resources of the Seattle Bank since 2012. Prior to joining the Seattle Bank, Mr. Hamby served as an independent human resources consultant at the Seattle Bank from November 2011 to August 2012, following an extended sabbatical. From 1997 to 2010, Mr. Hamby served in multiple positions for ZymoGenetics, Inc., a Seattle-based biotechnology firm, most recently serving as senior vice president of human resources and corporate services. Mr. Hamby previously served in the Seattle Bank's human resources department from 1987 to 1997.
Michael R. Oberholtzer has served as senior vice president, chief business technology officer of the Seattle Bank since 2012. Prior to joining the Seattle Bank, Mr. Oberholtzer served as senior vice president, information technology at BMO Harris Bank, an integrated financial services organization in Chicago, Illinois, from 2007 to 2012. From 1983 to 2007, Mr. Oberholtzer served in multiple capacities at LaSalle Bank Corporation, a bank holding company that was acquired by Bank of America Corporation, in Chicago, Illinois.
Glen D. Simecek has served as senior vice president, chief business officer of the Seattle Bank since 2012 and, prior to that, as first vice president, chief business officer beginning in 2009. Before joining the Seattle Bank, Mr. Simecek worked for JPMorgan Chase/Washington Mutual Bank, F. A. as first vice president for term debt management and treasury investor relations. From 1997 to 2005, Mr. Simecek was vice president and manager of the Member Services Group at the Seattle Bank.
John F. Stewart has served as senior vice president, chief risk officer of the Seattle Bank since 2010 and served as a collateral valuation manager of the Seattle Bank from June 2010 to September 2010. From 2009 to May 2010, Mr. Stewart served as a risk management and valuation consultant at Moss Adams LLP, a regional accounting and consulting firm in Seattle, Washington. From 2002 to 2009, Mr. Stewart served as senior vice president responsible for enterprise-wide BASEL II compliance and economic capital management at Washington Mutual Bank, F.A.
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

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
This Compensation Discussion and Analysis (CD&A) provides information about the Seattle Bank's compensation program for our named executive officers, and includes a discussion and analysis of the Seattle Bank's executive compensation philosophy and objectives, the process used to set executive compensation, and each element of compensation provided to our named executive officers during 2013.
Our named executive officers shown in our 2013 Summary Compensation Table are:

•	Michael L. Wilson, President and Chief Executive Officer

•	Vincent L. Beatty, Senior Vice President, Chief Financial Officer

•	Mike E. Brandeberry, Senior Vice President, Chief Counsel and Corporate Secretary

•	Christina J. Gehrke, Senior Vice President, Chief Accounting and Administrative Officer

•	John F. Stewart, Senior Vice President, Chief Risk Officer
Compensation Philosophy and Objectives
The Seattle Bank is committed to providing a compensation program that enables us to attract, motivate, reward, and retain highly skilled executive officers, including our named executive officers, who are essential to the achievement of the Seattle Bank's mission, goals, and objectives. The Seattle Bank's total compensation program includes base salary, cash-based incentive compensation, qualified and non-qualified retirement plans, and health and welfare benefits. The program is intended to be fair, market-driven, and performance-based, to reward our executives for the quality of their leadership in the attainment of the Seattle Bank's mission, goals, and objectives, and to be compliant with the FHFA's objectives and requirements. Compensation actions for the named executive officers are subject to prior review by the FHFA, whose principles on executive compensation we have incorporated into the design, implementation, and review of our executive compensation policies and practices.
In 2013, we restructured our annual and long-term incentive compensation plans for our executive officers. The new Executive Incentive Compensation Plan (EICP) includes two components: a current annual incentive award component and a three-year deferred incentive award component. As detailed in "—Cash-Based Incentive Compensation Plans" below, the EICP is focused on the accomplishment of both quantitative and qualitative performance measures. The Board approved the 2013 incentive compensation structure for our executive officers in January 2013, and submitted the structure for non-objection to the FHFA in late January 2013. A non-objection from the FHFA was received in March 2013 and the EICP was effective retroactive to January 1, 2013.
Compensation Oversight
Board, Governance and Compensation Committee (GC Committee), and President and Chief Executive Officer Oversight
The Seattle Bank’s Board is responsible for establishing the Seattle Bank’s overall compensation philosophy and objectives for our executive officers, while promoting accountability and transparency in the process of setting compensation. The GC Committee is responsible for overseeing our compensation and benefits program. In carrying out their responsibilities, the Board and the GC Committee may rely on the assistance and advice of our management and other advisors as needed.

The following table summarizes the responsibilities with regard to the Seattle Bank’s executive compensation and benefits program and the party or parties responsible for each task.

Task	Board	GC Committee	President and Chief Executive Officer
Establishes overall structure of the Seattle Bank's compensation and benefit program (i.e., the compensation program's components of base salary, incentive compensation, and retirement, health and welfare, and related benefits)
X
Determines the Seattle Bank's compensation and benefit program parameters, including recommending bank-wide goals and targets under incentive plans		X
Approves bank-wide incentive goals, targets, and payout percentages under incentive plans	X
Approves payouts for attainment of bank-wide goals	X	X
Establishes individual performance goals and evaluates individual performance		For President and Chief Executive Officer	For Other Executive Officers *
Recommends base salary adjustments and merit increases		For President and Chief Executive Officer	For Other Executive Officers *
Approves base salary adjustments, merit increases and changes to other compensation benefit packages	For President and Chief Executive Officer	For Other Executive Officers *

*	"Other Executive Officers” refers to our named executive officers, other than our president and chief executive officer.

FHFA Oversight
The FHFA provides oversight of the FHLBanks' executive officer compensation. In addition, FHFA guidance sets forth certain principles to be used by the FHLBanks in setting executive compensation. Under these principles, executive compensation at an FHLBank should be: (1) reasonable and comparable to that of similar positions at comparable financial institutions; and (2) consistent with sound risk management and the preservation of the par value of the FHLBank’s capital stock, with a significant percentage of an executive's incentive-based compensation tied to longer-term performance and outcome indicators, and deferred and made contingent upon performance over several years.
Under the supervision of the Board, we provide compensation information, including materials related to compensation decisions for the executive officers, to the FHFA on an ongoing basis in accordance with its requirements.
Compensation Benchmarking
For 2013 compensation, we used blended benchmark data from the following two primary peer groups in setting reasonable and competitive compensation:

•	FHLBanks (excluding the New York, San Francisco, and Atlanta FHLBanks); and

•	diversified financial services firms (asset sizes of $2 billion to $20 billion), excluding large investment banks and the Federal Reserve Banks.
The GC Committee retained Towers Watson to complete a cash compensation study for our named executive officers in November 2012 for purposes of 2013 compensation. Towers Watson is a nationally recognized global compensation consulting firm with particular expertise in the financial services industry. This analysis provided the blended benchmark data of executive positions at other applicable FHLBanks and diversified financial services firms. The diversified financial services peer group focuses on positions at large and mid-sized commercial/regional banks and financial services firms (excluding large investment banks and the Federal Reserve Banks) that are similar in scope, experience, complexity, and responsibility to particular positions at the Seattle Bank. The FHLBank peer group excludes the FHLBanks of New York, San Francisco, and Atlanta due to differences in assets under management and the diversified financial services firms peer group excludes firms with asset sizes of $20 billion or greater. The institutions included in the composite compensation survey provided by Towers Watson for benchmarking 2013 compensation are shown in Appendix A at the end of this section on executive compensation; however, reliance is not placed on any single company's survey information, as only composite data is provided and reviewed by the Seattle Bank. While both peer groups generally are relied upon equally, comparisons exclude any equity grant components and focus on cash-based compensation only.
Total compensation for each of our named executive officers, including base salary, cash incentives, and retirement compensation, is generally set at or near the median total compensation for comparable positions in the peer groups, and may be adjusted above or below market as deemed appropriate in the discretion of the Board and the GC Committee, depending upon the experience, qualifications, and responsibilities of the executive officer. We believe that this level of compensation allows us to attract, motivate, reward, and retain highly qualified executives to the Seattle Bank. Individual elements of compensation are not targeted at a particular benchmark percentage due to differences in the number and type of components included within compensation program structures in the peer groups. For example, stock grants and stock options, which are often a key element of compensation at public companies, are not available at the Seattle Bank because our stock can only be sold or purchased by our members at par value.
Elements of the Executive Compensation Program
Our executive compensation program consists of in-service benefits, including cash-based compensation (base salary and incentive compensation) and retirement benefits, health and welfare benefits, and severance benefits. Since we are precluded from offering equity-based compensation, we rely on a mix of non-equity compensation elements to attract, motivate, reward, and retain executive talent. We believe that this approach is appropriate and consistent with prevailing market practice. Each component of our executive compensation program is discussed in detail below.
Base Salary
Base salary is a fundamental component of our executive compensation program and helps ensure that we are successful in attracting and retaining our executive officers by providing a fixed, stable source of compensation to the executive officers.
In setting base salary levels, we consider compensation data from both our peer groups (other FHLBanks and diversified financial services firms, as described above). We also consider an executive’s experience, qualifications, and responsibilities. For example, to attract and retain an executive with significant experience in a particular area of expertise, we may offer that individual a higher base salary than would be indicated by the composite market data. Further, increases to base salary may also vary among executives. For example, an executive whose total compensation is below the relevant market-based total compensation of individuals in similar positions may receive a larger adjustment to compensation than another executive whose total compensation is at or above his or her relevant market-based total compensation.
Base salary adjustments are generally considered at least annually as part of the year-end annual performance review process and also may be considered at other times during the year in recognition of an employee's promotion or an increase in responsibilities. Competitive market adjustments, including both merit and equity adjustments, to the 2013 base salaries of our named executive officers were approved in November 2012 by the GC Committee and, in December 2012, non-objection was received from the FHFA. The approved merit increase for each named executive officer was 3.0%. In addition, equity adjustments were also approved for each named executive officer to more closely align compensation levels with his or her peers at other FHLBanks as follows: Mr. Wilson 4.0%, Mr. Beatty 5.5%, Mr. Brandeberry 15.0%, Ms. Gehrke 0.5%, and Mr. Stewart 19.2%. Merit increases and equity adjustments were retroactive to January 1, 2013.
Cash-Based Incentive Compensation Plans
Historically, we have offered annual and long-term cash-based incentive compensation plans for certain of our employees, including all of our named executive officers. Our cash-based incentive compensation plans are intended to motivate our executive officers and reward their contributions to the achievement of the bank's annual business objectives and longer-term strategic goals and align compensation with achievement of both short-term and long-term goals and the Seattle Bank's mission. These awards are also intended to facilitate retention and commitment of key executives.
As described above, the GC Committee is responsible for periodically reviewing the Seattle Bank's compensation philosophy and compensation program to ensure consistency with the Seattle Bank's overall business objectives, the competitive market, the Seattle Bank's financial condition and performance, and the FHFA's executive compensation principles. The Board and the GC Committee are committed to providing a performance-based, at-risk compensation program to the executive officers. In connection with the analyses of the Seattle Bank's overall compensation program and resulting recommendations, the Board and the GC Committee implemented an executive compensation program which combined our annual and long-term incentive compensation plans into one plan, the EICP. This plan provides eligibility for an annual cash award in which 50% of the earned award is paid early in the following year (e.g., in 2014 for 2013 award opportunities), and the remaining 50% is paid in equal installments over the following three years, subject to satisfaction of certain requirements, described below. With the implementation of the EICP, no future performance periods under the Bank Incentive Compensation Plan-Long Term Executive Plan (Long-Term Executive Plan) will begin. However, the 2011-2013 and 2012-2014 performance periods under the Long-Term Executive Plan, which had already commenced prior to the adoption of the EICP, continued during 2013 in accordance with their original performance goals and other terms.

The Board and the GC Committee implemented an executive compensation program for 2013 that:

•	Aligns executive officer compensation with the Seattle Bank’s mission, vision, and shared values;

•	Ensures that executive officers focus on achieving the Seattle Bank’s annual financial goals within the parameters of the Seattle Bank’s risk appetite;

•	Provides executive officers incentives that, when combined with base salaries, provide a competitive compensation package;

•	Serves as a retention device and encourages long-term risk management by requiring deferral of a portion of the earned award; and

•	Meets the compensation principles, objectives, and requirements outlined by the FHFA, including executive compensation principles outlined in FHFA regulations.
The EICP contains the following features:
Eligibility

•
Due to the ability of our executive officers to more directly affect the financial condition and operations of the Seattle Bank, executive officers and staff each participate in their own separate incentive plans with differing award conditions and opportunities.

Performance Measures

•
Awards are focused on achievement of bank-wide performance measures, rather than individual performance measures, although participants are required to achieve overall satisfactory performance during the applicable performance period to receive an award amount.

•
All performance measures remain in effect for the entire plan year. However, after the plan year commences, the GC Committee, with Board approval, may modify bank performance measures, subject to FHFA review and non-objection.

Award Opportunities and Payouts

•	Award opportunities emphasize achieving a balance of annual strategic objectives and long-term performance.

•	Awards can be earned, up to specified limits, upon achievement of at least threshold performance on all or a portion of applicable bank performance measures during the relevant performance period.

•	Amounts payable under the EICP cannot exceed 95% of the president and chief executive officer's base salary, and 80% of the other executive officers' base salaries for 2013.

•
The Board has the discretion to reduce payment of awards under certain circumstances, including due to risk-taking that might jeopardize the financial condition or the future performance of the Seattle Bank; operational errors or omissions that result in material revisions to the financial results of the Seattle Bank, information submitted to the FHFA, or data used to determine incentive payouts; untimely submission of information to the FHFA, Office of Finance, or SEC; or failure to make sufficient progress as determined by the FHFA in the timely remediation of certain matters. The Board also may require repayment of an award or forfeiture of future deferred payments if the recipient perpetrated or engaged in a fraud, deception, or other corporate malfeasance, subject to FHFA review and non-objection.

•
Fifty percent of earned awards will be paid to executives in the first quarter of the calendar year that follows the plan year. The remaining 50% will be deferred and paid in one-third increments in the first quarter of the following three years, provided that the quarterly average of the bank's economic value of capital stock (EVCS) in the preceding calendar year remains at or above 100%.

EVCS is defined as the economic value of equity (EVE) divided by the par value of capital stock (PVCS). EVE measures the net present value of the bank by discounting all future cash flows at the CO curve. EVCS thus measures the value of the bank as a going concern (i.e., represents the bank’s long-term earnings potential with positions held to maturity rather than exposed to temporary market value fluctuations). If the quarterly average of EVCS in the preceding calendar year is less than 100%, then the deferred payment for the year in question will be forfeited.

Goal Structure
Incentive payments under the EICP are based on achievement of the following qualitative and quantitative performance goals, such as:
•Level of retained earnings

•	Profitability, defined as net interest margin, or spread between return on PVCS and one-month LIBOR

•	Ratio of MVE to PVCS

•	Management of operational risk

•	Advances outstanding to members and customer satisfaction, as measured by a survey
The Board approved four general categories of performance goals for the 2013 plan year, which were capital strength, profitability, risk management, and mission/member goals. The individual performance measures, their weightings, and the overall achievement levels at threshold, target, and superior levels are detailed in the table below. Actual performance results for 2013 are also shown.

Performance Measures	Weighting	Threshold	Target	Superior	2013 Performance Results
Capital Strength:
Retained earnings	25%	$239 million	$249 million	$284 million	$287 million
Profitability:
Spread between return on PVCS and one-month LIBOR	15%	11 bps	48 bps	175 bps	207 bps
Risk Management:
MVE to PVCS ratio	15%	85.0%	98.0%	105.0%	107.7%
Management of operational risk (1)	15%	2 points	3 points	4 points	3 points
Mission/Member:
Core average advances (principal balance)	15%	$5.0 billion	$6.3 billion	$7.6 billion	$6.4 billion
Total average advances (principal balance)	10%	$7.1 billion	$8.9 billion	$10.7 billion	$10.2 billion
Member satisfaction survey score	5%	3.30	3.40	3.50	3.37

(1)
Either zero or one point awarded on each of four separate measures relating to regulatory compliance, control over financial reporting, information technology (IT) system availability, and information asset protection. The score of 3 reflects achievement of regulatory compliance, IT system availability, and information asset protection measures.

As indicated in the table above, with the exception of the member satisfaction survey score, all performance measures for 2013 met or exceeded the target level of performance, resulting in an overall EICP award of 81.73% of base salary for our president and chief executive officer and 68.64% of base salary for our other named executive officers.

The following table provides the total award opportunity range for the named executive officers for 2013 under the EICP as a percentage of base salary and the payouts based on 2013 achievement of bank-wide performance measures, including as a percentage of base salary.

	EICP Seattle Bank Performance (% Base Salary Award Opportunities)			Payout (1)
Named Executive Officer	Threshold	Target	Superior	% Base Salary	Award Amount (1)
(in dollars, except percentages)
Michael L. Wilson	30%	60%	95%	81.73%	$498,560
Vincent L. Beatty	25%	50%	80%	68.64%	219,640
Mike E. Brandeberry	25%	50%	80%	68.64%	202,480
Christina J. Gehrke	25%	50%	80%	68.64%	202,480
John F. Stewart	25%	50%	80%	68.64%	202,480

(1)
Fifty percent of the earned award amount was paid in first quarter 2014 upon receipt of the FHFA's non-objection.The other 50% of the award amount will be deferred and paid in one-third increments in the first quarter of 2015, 2016, and 2017, assuming the Seattle Bank’s EVCS in the preceding year maintains or exceeds a quarterly average of 100%. Because of this contingency, the 50% deferred award payments are not included in the Non-Equity Executive Incentive Compensation amounts in the "—Compensation Tables—2013 Summary Compensation Table." All named executive officers received satisfactory performance ratings for 2013.

Payments of Awards for Performance Periods under Previous Long-Term Cash-Based Incentive Compensation Plans
Prior to the implementation of the EICP in 2013, the Long-Term Executive Plan rewarded executive officers for achievement of bank-wide performance measures over a three-year performance period. Each performance period under the Long-Term Executive Plan began on January 1 of a year and continued for three consecutive years. Award opportunities under our Long-Term Executive Plan were calculated as a percentage of an executive's annual base salary at the beginning of the performance period. In connection with the Seattle Bank's implementation of the EICP, no new awards will be granted under the Long-Term Executive Plan, although the 2011-2013 and 2012-2014 performance periods remained outstanding in accordance with their original terms. Accordingly, there were no changes to the performance measures or calculation of performance awards under the 2011-2013 and 2012-2014 performance periods as a result of the Seattle Bank's implementation of the EICP.
Under the Long-Term Executive Plan, at the end of each three-year performance period, achievement of the performance measures is evaluated against threshold, target, or superior achievement levels. No awards are paid out until after the three-year performance period has ended and the Board has approved the final payout amount, subject to FHFA non-objection. In order to receive a plan award, a participating executive officer generally must remain in the employ of the Seattle Bank until the pay period in which the applicable plan awards are paid and achieve satisfactory individual performance over the performance period. Unless otherwise deferred, the incentive plan payments are generally paid in February of the year following the end of the performance period.
The 2011-2013 performance period has just concluded. The final awards for the 2011-2013 performance period are shown in the table below and were paid in February 2014, upon FHFA non-objection. Although such awards are subject to reductions due to failure to meet certain other key objectives as noted in bullet 4 under "—Award Opportunities and Payouts" above, potential deferral periods, and FHFA non-objection, there were no reductions for failure to meet key objectives and no amounts were deferred. Performance measures at threshold, target, and superior levels for the 2011-2013 and 2012-2014 performance period under the Long-Term Executive Plan are as follows:

•	Threshold - ability to repurchase stock

•	Target - ability to redeem stock

•	Superior - ability to pay a dividend
Although the bank has been repurchasing approximately $25 million of capital stock on a quarterly basis since September 2012 and paying modest dividends since July 2013, each repurchase and dividend requires FHFA non-objection. Further, redemptions of capital stock have been a consequence of repurchases as the Seattle Bank does not have an active stock redemption program. As a result, the GC Committee determined that achievement of the 2011-2013 performance period was between target and superior.

	2011-2013 Long-Term Executive Plan Seattle Bank Performance (% Base Salary Award Opportunities)			Payout
Named Executive Officer	Threshold	Target	Superior	% Base Salary	Award Amount
(in dollars, except percentages)
Vincent L. Beatty	15%	30%	45%	35%	$98,223
Mike E. Brandeberry	15%	30%	45%	35%	82,250
Christina J. Gehrke	15%	30%	45%	35%	94,837
John F. Stewart	15%	30%	45%	35%	80,500

Mr. Wilson did not participate in the 2011-2013 performance period since his employment at the Seattle Bank did not begin until January 30, 2012. Payouts under the 2012-2014 performance period will not be finalized until after December 31, 2014.
Business Risk Assessment
The Seattle Bank believes it does not utilize compensation policies or practices that induce our executive officers and other employees to take unacceptable levels of business risk for the purpose of increasing the executives' incentive plan awards at the expense of member interests. The GC Committee believes that the plan designs are conservative in this respect and, together with the other elements of compensation, provide checks and balances that lead to executive incentives being fully consistent with member interests, sound risk management, and the preservation of the par value of the Seattle Bank’s capital stock. In addition, the annual and long-term executive incentive plans have provided and will continue to provide that, should the FHFA identify an unsafe or unsound practice or condition at the Seattle Bank (and depending upon the severity of the practice or condition), a named executive officer may receive no or a limited portion of his or her award otherwise earned under the plans. The Board, in its sole discretion, may consider mitigating factors to approve such awards. To mitigate unnecessary or excessive risk taking by executive management, the Seattle Bank's executive incentive plans also contain performance thresholds that are dependent on transactions throughout the Seattle Bank, and that cannot be altered by any one individual. In addition, the Board and the GC Committee each may exercise negative discretion in awarding amounts under the plans. As a result, the Seattle Bank believes that its compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the financial condition, results of operations, or cash flows of the Seattle Bank.
Retirement Plan Benefits
The Seattle Bank offers its employees, including its named executive officers, participation in one of three retirement plans, depending upon the employee’s start date. Employees who started at the Seattle Bank prior to January 1, 2005, or who were hired/rehired on or after January 1, 2005 and previously participated in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), are eligible to participate in the Pentegra DB Plan.
Employees whose employment began on or after January 1, 2005, and who did not previously participate in the Pentegra DB Plan, are eligible to participate in the 401(k) Contribution Plus Savings Plan (CP Plan) or, if approved by the GC Committee, the Executive Supplemental Retirement Plan (SERP). We also offer all employees, including our named executive officers, a defined contribution, or 401(k) plan, which is separate from the CP Plan. We match employee contributions to the 401(k) plan in increasing percentages based on years of service. Our retirement plans are designed to complement the cash-based compensation so that we are able to offer our employees, including our named executive officers, a fair and competitive compensation package. In addition, we offer certain executive officers, including our named executive officers, supplemental retirement plans that coordinate with the defined benefit and defined contribution plans described above.
In addition to the Pentegra DB Plan, Messrs. Wilson and Beatty and Ms. Gehrke participate in the Retirement Benefit Equalization Plan (BEP), a non-qualified defined-benefit pension plan. Because Messrs. Brandeberry and Stewart joined the Seattle Bank after January 1, 2005, and did not previously participate in the Pentegra DB Plan, following approval by the GC Committee, they participate in the SERP, a plan that provides retirement plan benefits equivalent to the combination of the Pentegra DB Plan and Retirement BEP.
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

Additional information regarding these plans and the present value of the related accumulated benefits are disclosed in the "—Compensation Tables—2013 Pension Benefits" section described below.
Deferred Compensation Plan
Our named executive officers are eligible to participate in the Federal Home Loan Bank of Seattle Thrift Plan Benefit Equalization Plan (Thrift BEP). The Thrift BEP provides eligible executives with an opportunity to defer into a bookkeeping account up to 25% of their base salary and annual incentive compensation plus receive employer matching contributions. Each account is also credited with notional earnings based on the performance of the investments selected by the participant from the pool of investment choices offered under the 401(k) plan. The Thrift BEP is intended to allow the participants to defer current income and, subject to certain limitations, to receive a corresponding matching contribution, without being limited by the IRC contribution limitations for 401(k) plans. The Thrift BEP reflects our commitment to our executives to preserve and restore the full benefits that, due to certain limitations under the IRC, are not payable under our 401(k) plan, and is consistent with market practice. Additional information regarding the Thrift BEP, including current balances under the Thrift BEP, is disclosed in the “—Compensation Tables—2013 Non-Qualified Deferred Compensation" table and accompanying narrative.
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
In addition, pursuant to Mr. Wilson's employment agreement with the Seattle Bank (see below in the "—Compensation Tables—Employment Agreement with Michael L. Wilson"), Mr. Wilson receives the following perquisites: annual dues of $2,000 paid for an athletic club membership, financial planning services up to $3,500 per year, paid monthly parking, and a company car allowance of $9,000 per year.
Severance
We provide reasonable severance benefits to eligible employees through a Board-approved policy. Our severance policy is designed to help bridge the gap in employment for eligible employees until other employment is found. If eligibility conditions are met, the Board-approved severance policy will provide benefits to all of our officers, including our named executive officers. These severance benefits are described in more detail in the section entitled “—Compensation Tables—Potential Payments Upon Termination or Change in Control” below. In addition, the Board may, in its discretion, approve severance benefits to an executive officer, under certain circumstances, in the event of termination of his or her employment. The Seattle Bank does not provide a “gross up” benefit with respect to any severance. Mr. Wilson, our president and chief executive officer, has severance terms in his employment agreement that are described in the "—Compensation Tables—Employment Agreement with Michael L. Wilson" section below. No other named executive officers had employment or severance agreements with the Seattle Bank as of December 31, 2013.
We entered into change in control agreements with each of our named executive officers effective as of March 17, 2014, details of which are provided below under "—Compensation Tables—Potential Payments Upon Termination or Change in Control—Change in Control Agreements."

Governance and Compensation Committee Report
The GC Committee of the Board has reviewed and discussed the CD&A for the fiscal year 2013 with management, and based on that review and discussion, the GC Committee recommended to the Board that the CD&A be included in the Seattle Bank’s 2013 Annual Report on Form 10-K.
Governance and Compensation Committee

Cynthia A. Parker, Chair
David F. Wilson, Vice Chair
Marianne M. Emerson
William V. Humphreys
Russell J. Lau
Michael McGowan
J. Benson Porter

Compensation Tables
The following tables and accompanying narrative provide a summary of cash and certain other amounts that the Seattle Bank paid to or were earned by our named executive officers for the years ended December 31, 2013, 2012, and 2011, as applicable. It is important to read the following tables closely and in conjunction with the “—Compensation Discussion and Analysis" above. The narrative and footnotes accompanying each table are integral parts of each table.
2013 Summary Compensation Table
The following table sets forth compensation earned in the year reported by our named executive officers. Annual compensation includes amounts deferred at the election of the named executive officers.

Name and Principal Position	Year	Salary		Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (2)		All Other Compensation (3)		Total
(in dollars)
Michael L. Wilson (4)	2013	$610,000		$249,280	$60,000		$60,217	(5)	$979,497
President and	2012	526,885		158,144	246,000		119,587		1,050,616
Chief Executive Officer
Vincent L. Beatty	2013	320,000		208,043	39,000		25,133		592,176
Senior Vice President,	2012	329,450	(6)	98,884	166,656		28,416		623,406
Chief Financial Officer	2011	301,637	(6)	46,150	193,687		17,540		559,014
Mike E. Brandeberry	2013	295,000		183,490	123,000		14,832		616,322
Senior Vice President,	2012	254,798		76,478	108,407		13,232		452,915
Chief Counsel and	2011	239,798		36,689	89,797		5,875		372,159
Corporate Secretary
Christina J. Gehrke	2013	295,000		196,077	—	(7)	22,833		513,910
Senior Vice President,	2012	285,000		85,543	214,072		24,387		609,002
Chief Accounting and	2011	270,963		41,457	215,020		20,765		548,205
Administrative Officer
John F. Stewart	2013	295,000		181,740	18,000		13,606		508,346
Senior Vice President,	2012	241,500		72,486	51,048		9,026		374,060
Chief Risk Officer	2011	230,000		35,190	39,780		—		304,970

(1)
Amounts reported for 2013 represent amounts payable under the EICP and amounts payable under the 2011-2013 performance period of the Long-Term Executive Plan, as described in the CD&A above. Amounts reported do not include the deferred portion of the EICP award that may become payable in future years under the EICP contingent on EVCS in years 2014, 2015, and 2016, as described in the CD&A above.

(2)
Represents the change in the actuarial present value of accumulated pension benefits for the Pentegra DB Plan, the Retirement BEP, and the SERP, as applicable. No above-market or preferential earnings are paid on non-qualified deferred compensation earnings in the Thrift BEP. Effective August 1, 2013, the Seattle Bank amended the Pentegra DB Plan and the SERP to reduce the normal retirement benefit from 2.5% to 2.0% for future benefit accruals.

(3)
Represents contributions by the Seattle Bank to the 401(k) and Thrift BEP defined contribution plans, as well as any reportable perquisites for the named executive officers. With the exception of Mr. Wilson, the total value of all perquisites to the named executive officers in 2013 did not exceed $10,000, and therefore, no amount is reported above for perquisites for such individuals.

(4)	Michael L. Wilson joined the Seattle Bank on January 30, 2012.
(5)	This amount includes $44,564 of company contributions to Mr. Wilson’s 401(k) and Thrift BEP, $9,000 of car allowance, $4,625 in office parking, and $2,028 in athletic club membership dues.
(6)
Mr. Beatty's base salary in 2011 and 2012 reflects his temporary assumption of the duties of acting chief operating officer in addition to his duties as chief financial officer from June 2011 to May 2012. Mr. Beatty received an additional $3,000 per month, effective for the months in which he served as acting chief operating officer.

(7)
The present value of Ms. Gehrke's Pentegra DB Plan as of December 31, 2013 declined by $76,000, compared to December 31, 2012, which more than offset the $32,000 increase in the present value of her Retirement BEP for the same dates.

2013 Grants of Plan-Based Awards
The following table provides information about incentive amounts that our named executive officers may earn under the EICP based on achievement of 2013 performance measures.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Plan Name	Threshold	Target	Superior
(in dollars)
Michael L. Wilson	EICP	$183,000	$366,000	$579,500
Vincent L. Beatty	EICP	80,000	160,000	256,000
Mike E. Brandeberry	EICP	73,750	147,500	236,000
Christina J. Gehrke	EICP	73,750	147,500	236,000
John F. Stewart	EICP	73,750	147,500	236,000

(1)
Fifty percent of the payout amounts under the EICP will be awarded in cash in the first quarter of 2014. The remaining 50% of the payout amounts will be mandatorily deferred and paid in one-third increments in the first quarter of 2015, 2016, and 2017, assuming the Seattle Bank's EVCS in the applicable preceding year maintains or exceeds a quarterly average of 100%, as described in the CD&A above.

Employment Agreement with Michael L. Wilson
In January 2012, we entered into an employment agreement with Michael L. Wilson, our president and chief executive officer, effective as of January 30, 2012. The initial term of the employment agreement was for two years, and the agreement provides for automatic extensions for successive one-year periods, unless Mr. Wilson or the Seattle Bank provides timely notice of non-extension. Mr. Wilson's employment agreement was automatically extended for an additional one-year period as of January 30, 2014. The employment agreement provides for an annual initial base salary of $570,000, unless decreased as part of a cost reduction plan applicable to the Seattle Bank's senior executive officers. For 2014, Mr. Wilson’s base salary has been set at $628,300. Mr. Wilson is eligible to participate in the Seattle Bank's executive incentive compensation programs. He is also eligible to participate in the Pentegra DB Plan (due to having been a plan participant since 1994), the Retirement BEP, and the Thrift BEP. Mr. Wilson was also entitled to reimbursement of relocation expenses up to a maximum of $125,000.
If Mr. Wilson's employment is terminated by the Seattle Bank for cause or Mr. Wilson terminates employment without good reason, he is entitled to receive (1) his base salary through the date of termination, (2) accrued but unpaid awards under the incentive compensation plans in accordance with the terms of such plans, including the deferred component of such plans, (3) accrued but unused vacation time, and (4) other vested benefits under the terms of the Seattle Bank's employee benefit plans (collectively, (1)-(4) are referred to as Accrued Obligations).
If Mr. Wilson's employment is terminated by the Seattle Bank without cause or by Mr. Wilson for good reason, he is entitled to receive (1) the Accrued Obligations, (2) severance pay equal to one times his then-current base salary, and (3) Seattle Bank-paid premiums for medical and dental insurance coverage for 18 months for Mr. Wilson and his then-eligible dependents. In the event of Mr. Wilson's termination of employment without cause or by Mr. Wilson for good reason within 12 months following a change in control, Mr. Wilson is entitled to the immediately foregoing benefits, except that severance pay will be equal to two times his then-current base salary. The foregoing payments are conditional on Mr. Wilson's execution of a release of claims against the Seattle Bank in a form reasonably acceptable to the Seattle Bank. In the event of Mr. Wilson's termination of employment due to disability, he is entitled to the Accrued Obligations plus Seattle Bank-paid premiums for medical and dental insurance coverage for 18 months, subject to Mr. Wilson's execution of a release of claims.
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
Mr. Wilson also agreed in his employment agreement not to disclose confidential information about the Seattle Bank and, during employment and for a two-year period thereafter, not to solicit certain employees of the Seattle Bank to terminate their employment with the Seattle Bank.
No other named executive officer has an employment agreement with us.
Effective as of March 17, 2014, we entered into a change in control agreement with Mr. Wilson. The benefits payable under this agreement supersede, as of March 17, 2014, any change in control benefits Mr. Wilson would otherwise be entitled to receive under this employment agreement.
Change in Control Agreements
We entered into change in control agreements with each of the named executive officers effective as of March 17, 2014, details of which are provided below under "—Compensation Tables—Potential Payments Upon Termination or Change in Control—Change in Control Agreements."
2013 Pension Benefits
The following table provides information for each of our named executive officers regarding the actuarial present value payable as of December 31, 2013, to each named executive officer upon the attainment of normal retirement age (age 65) with the years of credited service completed by the named executive officers under the Pentegra DB Plan, the Retirement BEP, and the SERP as of December 31, 2013. The present value of accumulated benefits was determined using interest rate and mortality rate assumptions consistent with those used in our financial statements.

Name	Plan Name (1) (2)	Number of Years Credited Service (3)	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
(in dollars, except years)
Michael L. Wilson	Pentegra DB Plan	19.0	$979,000	$—
	Retirement BEP	2.0	183,000	—
Vincent L. Beatty	Pentegra DB Plan	2.5	123,000	—
	Retirement BEP	9.4	574,000	—
Mike E. Brandeberry	SERP	3.5	350,000	—
Christina J. Gehrke	Pentegra DB Plan	15.4	624,000	—
	Retirement BEP	15.4	197,000	—
John F. Stewart	SERP	3.3	116,000	—

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

(2)	Effective August 1, 2013, the Seattle Bank amended the Pentegra DB Plan and the SERP to reduce the normal retirement benefit from 2.5% to 2.0% for future benefit accruals.
(3)
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

For the plan year 2011-2012, the Seattle Bank did not meet the minimum coverage requirement for the Pentegra DB Plan and, therefore, in order to correct this condition, enrollment in the Pentegra DB Plan was re-opened for Seattle Bank employees hired during calendar year 2004. As a result of this change, Mr. Beatty became eligible to participate in the Pentegra DB Plan and, as a result, was transferred from the SERP to the Pentegra DB Plan with a retroactive effective date of July 1, 2011. With the transfer of Mr. Beatty to the Pentegra DB Plan, his previous benefits under the SERP have been transferred to the Retirement BEP in order that this transfer results in a neutral effect to both Mr. Beatty and the Seattle Bank.
Prior to August 1, 2013, the Pentegra DB Plan provided a normal retirement benefit equal to 2.5% of the participant’s average annual compensation for the three highest consecutive years during the participant's years of credited service, multiplied by the participant’s years of credited service, subject to certain limitations and vesting provisions. Effective August 1, 2013, the Seattle Bank amended the Pentegra DB Plan to reduce the normal retirement benefit from 2.5% to 2.0% for future benefit accruals. Compensation is defined as base salary plus overtime, bonuses, and incentive compensation, excluding the amounts earned under the Long-Term Executive Plan, subject to the IRC compensation limit. The IRC annual compensation limit was $250,000 for the plan year beginning July 1, 2012 and ending June 30, 2013 and increased to $255,000 for the plan year beginning July 1, 2013 and ending June 30, 2014. The IRC also limits the amount of benefits that can be paid to any participant under the Pentegra DB Plan; however, Messrs. Wilson and Beatty and Ms. Gehrke have not accrued benefits in excess of that limit.
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
Normal retirement benefit payments generally commence as of the first day of the month coincident with or next following the later of the participant's 65th birthday and the date the participant's employment with us or any other participating financial institution terminates. Early retirement benefit payments are available to vested participants at age 45. However, early retirement benefit payments will be reduced by 3% for each year the participant is under age 65 when benefit payments commence. Ms. Gehrke is eligible for early retirement with a 3% annual reduction. If the participant has a combined age and service of at least 70 years (Rule of 70) with a minimum age of 50, this reduction is only 1.5% for each year the participant is under age 65 when benefit payments commence. The Rule of 70 only applies to benefits accrued prior to August 1, 2013. Benefits under the Pentegra DB Plan are pre-funded and are paid out of the assets of the Pentegra DB Plan.

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
Retirement BEP
The Retirement BEP is a non-qualified defined-benefit pension plan that provides eligible executives whose benefits under the Pentegra DB Plan are limited by the IRC limits, including the annual compensation limit, with a supplemental pension benefit. This supplemental benefit is equal to the benefit that would have been paid from the Pentegra DB Plan in the absence of the IRC limits, less the amount that the executive actually receives from the Pentegra DB Plan. In calculating the amount of the supplemental benefit, any salary deferred by the executive under the Thrift BEP (see discussion below) is treated as compensation. The GC Committee determines which executive officers are eligible to participate in the Retirement BEP. Of the current named executive officers, Messrs. Wilson and Beatty and Ms. Gehrke participated in the Retirement BEP as of December 31, 2013.
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
SERP
The SERP was implemented on January 1, 2007, to provide benefits to certain executives who are not eligible to participate in the Pentegra DB Plan. The GC Committee determines which executive officers are eligible to participate in the SERP, provided that only officers who are not eligible to participate in the Pentegra DB Plan because they were hired on or after January 1, 2005 and never participated in the Pentegra DB Plan while employed with another employer can participate. Of the current named executive officers, Messrs. Brandeberry and Stewart participated in the SERP as of December 31, 2013.
Benefits under the SERP are calculated using the same formula used by the Pentegra DB Plan, except that limitations imposed by IRC Sections 401(a)(17) and 415 are disregarded. Effective August 1, 2013, the Seattle Bank amended the SERP to reduce the normal retirement benefit from 2.5% to 2.0% for future benefit accruals. SERP benefits are subject to the same graduated vesting schedule as are benefits under the Pentegra DB Plan. A participant’s SERP benefits will be paid or commence to be paid upon the participant’s retirement or other termination of employment, in the form elected by the participant. If the participant fails to elect a form of payment, then the participant’s SERP benefits will be paid in the normal form. The normal and alternative payment forms are generally the same as those available under the Pentegra DB Plan.
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
Additional Pension Benefits
In addition to the benefits shown in the “Compensation Tables—2013 Pension Benefits” table above, at the end of each calendar year, beginning with the calendar year in which the executive officer attains age 66 or, if later, the calendar year in which the executive officer begins receiving retirement benefits under the Pentegra DB Plan, each executive officer who was a participant in the Pentegra DB Plan will receive an additional lump sum benefit under the Pentegra DB Plan equal to 1% of his or her annual retirement benefit multiplied by the number of years from the calendar year in which the executive officer attained age 65 to the calendar year in which such increment is payable. This incremental benefit will continue to the executive officer’s surviving contingent annuitant following the executive officer’s death, if the executive officer elected an optional form of payment with a contingent annuitant benefit. Executive officers participating in the Retirement BEP and SERP will not be paid an additional post-retirement increase each year after attaining age 66, but will instead receive an actuarial equivalent post-retirement increment built into their lump-sum payout or annuity payments.
2013 Non-Qualified Deferred Compensation
The following table provides information for our named executive officers regarding aggregate contributions by the named executive officers and by the Seattle Bank, aggregate earnings for 2013, and year-end account balances under the Thrift BEP, a non-qualified deferred compensation plan. Mr. Stewart became eligible to participate in the Thrift BEP effective January 1, 2013.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/Distributions	Aggregate Balance as of December 31, 2013 (3)
(in dollars)
Michael L. Wilson	$28,467	$24,400	$5,398	$—	$64,440
Vincent L. Beatty	2,400	1,600	12,385	—	57,648
Mike E. Brandeberry	2,950	1,659	689	—	7,816
Christina J. Gehrke	17,700	7,375	70,575	—	430,270
John F. Stewart	36,875	9,956	5,129	—	51,960

(1)
The amounts reported in this column reflect the elective deferrals made by the named executive officers of base salary earned for 2013. These amounts are included in the compensation reported in the Salary column of the "2013 Summary Compensation Table."

(2)
The amounts reported in this column reflect matching contributions made by the Seattle Bank in 2013 for 2013 contributions. These amounts are included in the All Other Compensation column of the "2013 Summary Compensation Table."

(3)
Of the amounts in this column, the following amounts, which reflect employee and employer contributions to the plan, have also been reported in the "2013 Summary Compensation Table" for 2013, 2012, and 2011:

Name	Reported for 2013	Previously Reported for 2012	Previously Reported for 2011
(in dollars)
Michael L. Wilson	$52,867	$6,175	$—
Vincent L. Beatty	4,000	2,212	3,508
Mike E. Brandeberry	4,609	2,500	—
Christina J. Gehrke	25,075	22,088	29,553
John F. Stewart	46,831	—	—

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
Potential Payments Upon Termination or Change in Control
The information below describes the potential benefits payable to our named executive officers in the event of termination of employment or a change in control, as applicable.
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
Under the terms of his employment agreement, Mr. Wilson is also entitled to certain severance payments for termination without cause, for good reason, or due to a change of control, as described in "—Employment Agreement with Michael L. Wilson."

Change in Control Agreements
We entered into change in control agreements with each of our named executive officers, effective March 17, 2014. The change in control agreements provide for certain payments and benefits if, within 24 months following a change in control, the named executive officer's employment with the Seattle Bank is terminated (1) by the Seattle Bank other than for cause, death, or permanent and total disability or (2) by the named executive officer for good reason. Benefits and payments under the change in control agreements for each named executive officer are as follows:

•
lump sum cash amount, which, when combined with any amounts payable under the severance policy, is equal to two times the sum of (x) current base salary and (y) target incentive bonus which, if earned, would be payable in the first quarter of the year following the change in control, provided, however, that the foregoing multiplier is 2.99 for Mr. Wilson;

•
amount equal to the difference between (x) the lump sum benefit payable under the defined benefit pension plans in which the named executive officer participates assuming an additional two years of pension service (which additional years of pension service is three years for Mr. Wilson) and (y) the lump sum benefit to which the named executive officer is entitled under the plans in which he or she participates;

•	lump sum cash payment equal to 18 months of the named executive officer's monthly health care premium, grossed up for taxes;

•	continued access to the bank's health care programs for 18 months; and

•	$15,000 for outplacement services.
As of March 17, 2014, the foregoing payments and benefits for Mr. Wilson supersede any change in control severance compensation to which he would otherwise be entitled under his employment agreement with the Seattle Bank.
Amounts and benefits under the change in control agreements are subject to the named executive officer's timely execution and non-revocation of a general release of claims in a form acceptable to the Seattle Bank. Amounts payable are subject to reduction in the event that the amounts constitute an "excess parachute payment" under IRC Section 280G.
The definitions of "cause" and "good reason" in the change in control agreements are generally similar to those provided in Mr. Wilson's employment agreement, described above in "—Employment Agreement with Michael L. Wilson." The definition of "change in control" is generally defined to mean: (1) a merger, consolidation, or reorganization of the Seattle Bank, after which the holders of voting securities of the Seattle Bank immediately prior to such transaction hold less than a majority of the combined voting power of the securities of the surviving entity; (2) a sale of stock of Seattle Bank, after which the holders of voting securities of the Seattle Bank immediately prior to such sale hold less than a majority of the combined voting power of the Seattle Bank; (3) members of the Board as of the date on which a named executive officer is notified of a potential change in control cease to comprise a majority of the Board; (4) sale of all or substantially all of the Seattle Bank's assets to another entity, after which holders of voting securities of the Seattle Bank own less than a majority of the combined voting power of the then-outstanding securities of the purchasing entity; or (5) termination of the Seattle Bank's business and liquidation of its assets.
2013 Post-Employment Compensation
The following table provides post-employment compensation information for each of our named executive officers, assuming an involuntary termination without cause (or with respect to Mr. Wilson, for good reason) or a change in control as of December 31, 2013, based on the arrangements in place at that time. We do not offer post-employment compensation to our named executive officers for voluntary termination, termination for cause, or early retirement or normal retirement (other than normal retirement benefits under the Pentegra DB Plan, Retirement BEP, and SERP, as described in “—2013 Pension Benefits” and payments under the Thrift BEP described in “—2013 Non-Qualified Deferred Compensation”).
To the extent the Seattle Bank merges with another FHLBank at par value prior to completion of a performance period as specified in the Long-Term Executive Plan, earned amounts may be determined and payable up to the target achievement level. As of December 31, 2013, our named executive officers would not receive any other amounts or special benefits without specific Board action. We do not provide any tax gross-ups for post-employment compensation.

	Post-Employment Benefit
Named Executive Officer	Months of Severance	Severance	Incentive Compensation (1)	Months of Health & Welfare	Health & Welfare	Out-placement	Total
(in dollars, except months)
Involuntary termination without cause:
Michael L. Wilson	12.0	$610,000	$—	18.0	$28,395	$—	$638,395
Vincent L. Beatty	4.5	120,000	—	4.5	9,950	5,000	134,950
Mike E. Brandeberry	2.0	49,167	—	2.0	2,887	5,000	57,054
Christina J. Gehrke	7.5	184,375	—	7.5	15,093	5,000	204,468
John F. Stewart	2.0	49,167	—	2.0	3,155	5,000	57,322
Termination in a change of control/merger:
Michael L. Wilson	24.0	1,220,000	145,667	18.0	28,395	—	1,394,062
Vincent L. Beatty	4.5	120,000	66,200	4.5	9,950	5,000	201,150
Mike E. Brandeberry	2.0	49,167	50,000	2.0	2,887	5,000	107,054
Christina J. Gehrke	7.5	184,375	57,000	7.5	15,093	5,000	261,468
John F. Stewart	2.0	49,167	48,300	2.0	3,155	5,000	105,622

(1)
Under the Long-Term Executive Plan, to the extent the Seattle Bank merges with another FHLBank at par value prior to completion of a performance period, earned amounts may be determined and payable up to target achievement. Reflects amounts payable under the 2012-2014 performance period.

Director Compensation
2013 Compensation
The Housing Act amended section 7(i) of the FHLBank Act, eliminating maximum limits on FHLBank director compensation and requiring approval of director compensation by the FHFA. Under the implementing regulations, which were first effective for 2010 director compensation, payments made to directors in compliance with pre-determined limits on annual directors’ compensation and the standards set forth in the regulations are deemed to be approved by the FHFA for purposes of section 7(i) of the FHLBank Act. In accordance with the revised regulations, the Seattle Bank established a formal policy in 2010 governing the compensation and expense reimbursements payable to its directors.
In connection with setting director compensation, the Council of Federal Home Loan Banks retained McLagan, an Aon Hewitt Company, in 2013 to review and recommend director compensation pay levels and pay structures for the FHLBanks. The study included separate analyses of director compensation for small, medium, and large asset-sized commercial banks, Fannie Mae, Freddie Mac, and the Office of Finance. The study recommended setting baseline annual compensation per director at between $75,000 and $85,000, which is slightly above the median level of the small and medium asset-sized commercial bank benchmarks, with higher compensation for the chairman of the board (between $100,000 and $125,000), and vice chair and committee chair positions (between $85,000 and $100,000). Although the recommendation was approved by the Council of Federal Home Loan Banks, our Board chose to increase compensation more modestly. For 2013, the Board elected to increase director fees, which increased amounts are set forth below.
Director fees are paid on a quarterly basis, subject to the GC Committee’s periodic review of attendance and performance. In consultation with the chairman of the board, if a director's attendance does not meet the attendance expectations set forth in the policy, including attending no less than 75% of Board and Board committee meetings in a calendar year, the GC Committee will refer the matter to the Board with a recommendation to discontinue quarterly payments or to continue quarterly payments along with the basis for its recommendation. The Board makes the final determination. In 2013, all directors satisfied the attendance expectations set forth in the policy.

The director compensation amounts for 2013 are set forth in the table below.

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
In addition, during 2013, each director was eligible for reimbursement of approximately $1,000 to attend director training. Directors also were reimbursed for reasonable Seattle Bank-related travel expenses. We paid total director fees and training reimbursements of $820,000 and reimbursed training and travel expenses of $209,000 for the year ended December 31, 2013. In addition, for the year ended December 31, 2013, we incurred fees of $4,000 with Moss Adams LLP for tax preparation services related to our directors' business and occupation taxes. We also paid our directors' business and occupation taxes, totaling $6,000 for all directors, for the year ended December 31, 2013.
2013 Director Compensation Table
The following table sets forth the compensation earned by our directors who provided services to us as directors during the year ended December 31, 2013, including amounts deferred at the election of the directors.

Name	Fees Earned or Paid in Cash	Total
(in dollars)
William V. Humphreys	$70,000	$70,000
Craig E. Dahl	65,000	65,000
David P. Bobbitt	55,000	55,000
Marianne M. Emerson	55,000	55,000
David J. Ferries	60,000	60,000
Debora D. Horvath (1)	48,889	48,889
Russell J. Lau	60,000	60,000
James G. Livingston	60,000	60,000
Michael W. McGowan	55,000	55,000
Cynthia A. Parker	60,000	60,000
J. Benson Porter	55,000	55,000
Thomas P. Potiowsky	55,000	55,000
David F. Wilson	55,000	55,000
Gordon Zimmerman	65,000	65,000

(1)	Ms. Horvath resigned from the Board on November 20, 2013.

2014 Compensation
The Board has elected to maintain 2014 director compensation at the same levels as in 2013.

Appendix A - Companies with Assets from $2 Billion to $20 Billion Included in the Diversified Financial Services Firms Executive Compensation Survey Provided by Towers Watson

AAA Insurance Exchange Northern California, Utah & Nevada	Edward Jones	Independence Blue Cross	Premera Blue Cross
Acuity	Employers Mutual Casualty Company	INTRUST Bank NA	Presidential Life
Allianz	Equifax	LPL Financial	PrivateBancorp
America First Credit Union	Erie Insurance	MAPFRE U.S.A.	Provident Bank
AMERIGROUP	ESL Federal Credit Union	MARKEL	Rabobank
Ameritas Life	Farm Credit Bank of Texas	Marsh & McLennan	RLI
Ameritrade	Farm Credit Foundations	MasterCard	Rockland Trust Company
Arthur J Gallagher & Company	FINRA	MB Financial	Royal Bank of Canada
Auto Club Group	First Commonwealth Financial	Mechanics Bank	SBLI of Massachusetts
Blue Cross Blue Shield of Florida	First Midwest Bancorp	MoneyGram International	Springleaf Financial Services
Blue Shield of California	First National of Nebraska	Moody's Corporation	SVB Financial
Boeing Employees Credit Union	Franklin Resources	Munich Re Group	Tower Federal Credit Union
Bremer Financial	Fulton Financial	NASDAQ	Transamerica
Capital City Bank Group	Hancock Holding	Northwest Bancorp	United Bankshares
Centene	Health Net	OneBeacon Insurance	Utica National Insurance
Citi North American Operations & Technology	Highmark	Penn Mutual Life	Webster Bank
Citizens Property Insurance	Horizon Blue Cross Blue Shield of New Jersey	PlainsCapital	Western Union
Citizens Republic Bank	Humana	PMI Group	Willis North America
City National Bank of West Virginia	Iberia Bank	Popular	WSFS Bank
Eastern Bank

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Seattle Bank is a member-owned financial cooperative. Our capital stock is held by current members and former members. Former members include certain non-members that own Seattle Bank capital stock as a result of a merger or acquisition of a Seattle Bank member (or former member). As of December 31, 2013, the Seattle Bank had 363 shareholders holding a total of 25,586,050 shares of Class B capital stock (including 16,808,690 shares of mandatorily redeemable Class B capital stock) and 1,120, 620 shares of Class A capital stock (including 668,210 shares of mandatorily redeemable Class A capital stock).

Five Percent Beneficial Holders

The following table lists the shareholders that beneficially held more than 5% of our outstanding capital stock as of December 31, 2013.

Member Name	Class A Shares Held	Class B Shares Held	Percent of Total Outstanding Shares
(in shares, except percentages)
JPMorgan Chase Bank, N.A. *	—	7,310,340	27.4
1111 Polaris Parkway
Columbus, OH 43240
Bank of America, N.A. *	—	5,704,158	21.4
101 South Tryon Street
Charlotte, NC 28255
Washington Federal	—	1,468,004	5.5
425 Pike Street
Seattle, WA 98101

*	Nonmember shareholder of the Seattle Bank.

Beneficial Ownership of Members with Officers Serving as Seattle Bank Directors

Because under federal law and regulations a majority of our Board must be elected directly from our membership, our member directors are officers or directors of members that own our capital stock.

The following table presents our outstanding capital stock held by members, as of December 31, 2013, with an officer or director who served as a director of the Seattle Bank as of that date.

Institution Name and Address	Director Name	Class A Shares Held (1)	Class B Shares Held (1)	Percent of Total Outstanding Shares (1)
(in shares, except percentages)
Finance Factors, Ltd.	Russell J. Lau (2)	—	978,116	3.7
1164 Bishop Street, Suite 1000
Honolulu, HI 96813
Zions First National Bank	James G. Livingston	11,400	354,125	1.4
One South Main Street, Suite 200
Salt Lake City, UT 84111
Boeing Employees Credit Union	J. Benson Porter	—	223,531	*
12770 Gateway Dr.
Tukwila, Washington 98168
Alaska Pacific Bank	Craig E. Dahl	—	16,890	*
2094 Jordan Avenue
Juneau, AK 99801
First Federal Savings Bank	David J. Ferries	—	16,235	*
46 West Brundage Street
Sheridan, WY 82801
Community Bank, Inc.	Gordon Zimmerman	—	15,026	*
63239 U.S. Highway 93
Ronan, MT 59864

Institution Name and Address (continued)	Director Name	Class A Shares Held (1)	Class B Shares Held (1)	Percent of Total Outstanding Shares (1)
(in shares, except percentages)
Citizens Bank	William V. Humphreys	719	9,046	*
275 Southwest Third Street
Corvallis, OR 97333
Denali Alaskan Federal Credit Union	Robert M. Teachworth (3)	—	5,514	*
440 E. 36th Avenue
Anchorage, AK 99503
Community 1st Bank	David P. Bobbitt	—	805	*
707 North Post Street
Post Falls, ID 83854

*	Less than 1%.
(1)	Includes all shares held directly and indirectly by subsidiaries of the named institution.
(2)	The holdings attributed to Mr. Lau include 925,460 Class B shares held by American Savings Bank, F.S.B., of which Constance Lau, Mr. Lau's wife, is the chairman of the board of directors.
(3)	Mr. Teachworth was elected to the Board, effective January 1, 2014.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Seattle Bank is a member-owned financial cooperative. Our capital stock is held by current members and former members. Former members include certain non-members that own Seattle Bank capital stock as a result of a merger or acquisition of a Seattle Bank member (or former member). We conduct most of our business with members, as federal regulation generally requires us to transact business predominantly with our membership. In addition, under federal regulation, our directors are elected by and from our members. Accordingly, in the normal course of our business, we extend credit to and transact other business with members whose directors or officers (or affiliates of such persons) serve as directors of the Seattle Bank. It is our policy to extend credit to and transact other business with members having directors or officers serving on our Board (or persons who are affiliated with such persons) on terms and conditions that are no more favorable than comparable transactions with similarly situated members having no Board representation. All nonordinary course of business transactions, including those with related parties, are reviewed and approved by our Asset and Liability Management Committee under authority delegated by our president and chief executive officer and then presented for approval to the Finance and Budget Committee of the Board. See Note 18 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for discussions of transactions with our members and their affiliates.

Director Independence and Audit and Compliance Committee Financial Expert
General
The Board is required to evaluate and report on the independence of Seattle Bank directors under two distinct director independence standards. First, FHFA regulations establish independence criteria for directors who serve as members of the Audit and Compliance Committee. Second, SEC rules require that the Board apply the independence criteria of a national securities exchange or inter-dealer quotation system in assessing the independence of its directors.
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
FHFA Regulations Regarding Independence
FHFA director independence standards prohibit an individual from serving as a member of the Audit and Compliance Committee if he or she has one or more disqualifying relationships with the Seattle Bank or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: (1) employment with the Seattle Bank at any time during the last five years; (2) acceptance of compensation from the Seattle Bank other than for service as a director; (3) service as a consultant, advisor, promoter, underwriter, or legal counsel for the Seattle Bank at any time within the last five years; and (4) being an immediate family member of an individual who is or who has been within the past five years a Seattle Bank executive officer. The Board assesses the independence of each director under FHFA’s independence standards regardless of whether he or she serves on the Audit and Compliance Committee. As of February 26, 2014, each of the Seattle Bank’s directors was independent under these criteria.
SEC Rules Regarding Independence
SEC rules require the Board to adopt standards to evaluate its directors’ independence. Pursuant to those rules, the Board adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors were independent, which members of the Audit and Compliance Committee and the GC Committee were not independent, and whether the Audit and Compliance Committee’s financial expert was independent under the NYSE independence standards. As of February 26, 2014, elected member directors Bobbitt, Ferries, Humphreys, Lau, Livingston, Porter, Teachworth, and Zimmerman, and elected independent directors Bennett, Emerson, McGowan, Parker, Potiowsky, and Wilson were independent. Relationships that the Board considered in its determination of independence included: (1) the cooperative nature of the Seattle Bank, (2) the position held by the director at his or her member institution, (3) the equity position in the Seattle Bank of the director’s financial institution, and (4) the financial transactions with the Seattle Bank of the director’s financial institution. The Board determined that none of these were material relationships under the NYSE independence standards.
The Board has a standing Audit and Compliance Committee and a standing GC Committee. The Board determined that all Audit and Compliance Committee members were independent under the NYSE (as well as applicable SEC) independence standards applicable for Audit and Compliance Committee members and all the GC Committee members were independent under the NYSE independence standards applicable for compensation committee members. Further, the Board determined that directors Zimmerman, Bobbitt, Lau, Livingston, Parker, and Teachworth were audit committee financial experts within the meaning of the SEC rules, and as of February 26, 2014, all directors were independent under NYSE independence standards.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Seattle Bank for the years ended December 31, 2013 and 2012, by our independent registered public accounting firm, PricewaterhouseCoopers LLP.

	For the Years Ended December 31,
Audit Charges	2013	2012
(in thousands)
Audit fees	$1,020	$840
Audit-related fees	45	115
All other fees	2	2
Total	$1,067	$957

Audit fees for the years ended December 31, 2013 and 2012 were for professional services rendered in connection with the audits and quarterly reviews of the financial statements and internal control over financial reporting of the Seattle Bank, other statutory and regulatory filings and matters, consultations related to SEC requirements, and remediation testing.
Audit-related fees for the years ended December 31, 2013 and 2012 were for FHLB System related activities, central coordination of FHLBanks combined financial statements, and participation at FHLB System conferences.
All other fees for the years ended December 31, 2013 and 2012 were for a financial literature subscription service.
The Seattle Bank is exempt from all federal, state, and local taxation on income. No fees for tax-related services were paid for the years ended December 31, 2013 and 2012.
On an annual basis, we present to the Audit and Compliance Committee of the Board a budget for the coming year’s audit fees, as well as any audit-related and non-audit related fees. These budgeted amounts are reviewed and approved by the Audit and Compliance Committee. At each in-person meeting, the Audit and Compliance Committee reviews for pre-approval any newly requested audit, audit-related, and non-audit services provided by our independent registered public accounting firm. In addition, the chair and vice chair of the Audit and Compliance Committee have each been delegated the authority to pre-approve any services between scheduled meetings to be performed by our independent registered public accounting firm and report any such pre-approved services to the full Audit and Compliance Committee at its next in-person meeting. All 2013 audit fees were approved pursuant to the process described above.
PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements
See listing of financial statement information as set forth in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements" of this annual report on Form 10-K, which is incorporated herein by reference.
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

10.3 *	Federal Home Loan Bank of Seattle Bank Executive Incentive Compensation Plan as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 21, 2013).
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

10.9 *	Director Compensation Policy for the Board of Directors of the Federal Home Loan Bank of Seattle, effective January 1, 2014.
10.10	Form of Advances, Security and Deposit Agreement, dated as of September 21, 2012 (incorporated by reference to Exhibit 10.10 to the Form 10-K filed with the SEC on March 13, 2013).
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

10.14
Stipulation and Consent to the Issuance of a Consent Order dated November 22, 2013 executed by the Federal Home Loan Bank of Seattle and the Federal Housing Finance Agency (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 22, 2013).

10.15
Consent Order dated November 22, 2013 issued by the Federal Housing Finance Agency to the Federal Home Loan Bank of Seattle (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on November 22, 2013).

10.16 *	Form of Indemnification Agreement, as adopted on July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 4, 2009).
10.17 *	Change of Control Agreement between the Federal Home Loan Bank of Seattle and Michael L. Wilson, effective as of March 17, 2014.
10.18 *	Form of Change of Control Agreement between the Federal Home Loan Bank of Seattle and executive officers, excluding the president and chief executive officer, effective as of March 17, 2014.
12.1	Computation of Earnings to Fixed Charges.
18.1	Preferability letter of PricewaterhouseCoopers LLP dated March 17, 2014.
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Seattle

By:	/s/ Michael L. Wilson	Dated:	March 17, 2014
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	March 17, 2014
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

By:	/s/ Michael L. Wilson	Dated:	March 17, 2014
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	March 17, 2014
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer
(Principal Accounting Officer *)

By:	/s/ William V. Humphreys	Dated:	March 17, 2014
William V. Humphreys, Chair

By:	/s/ Gordon Zimmerman	Dated:	March 17, 2014
Gordon Zimmerman, Vice Chair

By:	/s/ David P. Bobbitt	Dated:	March 17, 2014
David P. Bobbitt, Director

By:	/s/ Marianne M. Emerson	Dated:	March 17, 2014
Marianne M. Emerson, Director

By:	/s/ David J. Ferries	Dated:	March 17, 2014
David J. Ferries, Director

By:	/s/ Russell J. Lau	Dated:	March 17, 2014
Russell J. Lau, Director

By:	/s/ James G. Livingston	Dated:	March 17, 2014
James G. Livingston, Director

By:	/s/ Michael W. McGowan	Dated:	March 17, 2014
Michael W. McGowan, Director

By:	/s/ Cynthia A. Parker	Dated:	March 17, 2014
Cynthia A. Parker, Director

By:	/s/ J. Benson Porter	Dated:	March 17, 2014
J. Benson Porter, Director

By:	/s/ Thomas P. Potiowsky	Dated:	March 17, 2014
Thomas P. Potiowsky, Director

By:	/s/ David F. Wilson	Dated:	March 17, 2014
David F. Wilson, Director

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

10.3 *	Federal Home Loan Bank of Seattle Bank Executive Incentive Compensation Plan as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 21, 2013).
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

10.9 *	Director Compensation Policy for the Board of Directors of the Federal Home Loan Bank of Seattle, effective January 1, 2014.
10.10	Form of Advances, Security and Deposit Agreement, dated as of September 21, 2012 (incorporated by reference to Exhibit 10.10 to the Form 10-K filed with the SEC on March 13, 2013).
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

10.14
Stipulation and Consent to the Issuance of a Consent Order dated November 22, 2013 executed by the Federal Home Loan Bank of Seattle and the Federal Housing Finance Agency (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 22, 2013).

Exhibits (continued)

Exhibit No.	Exhibits

10.15
Consent Order dated November 22, 2013 issued by the Federal Housing Finance Agency to the Federal Home Loan Bank of Seattle (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on November 22, 2013).

10.16 *	Form of Indemnification Agreement, as adopted on July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 4, 2009).
10.17 *	Change of Control Agreement between the Federal Home Loan Bank of Seattle and Michael L. Wilson, effective as of March 17, 2014.
10.18 *	Form of Change of Control Agreement between the Federal Home Loan Bank of Seattle and executive officers, excluding the president and chief executive officer, effective as of March 17, 2014.
12.1	Computation of Earnings to Fixed Charges.
18.1	Preferability letter of PricewaterhouseCoopers LLP dated March 17, 2014.
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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