Form 10-Q
period 2014-03-31
Federal Home Loan Bank of Seattle
filed 2014-05-08
CIK 1329701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐ No  ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of April 30, 2014, the Federal Home Loan Bank of Seattle had outstanding 1,040,277 shares of its Class A capital stock and 24,875,636 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2014

PART I.

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION (Unaudited)

	As of	As of
	March 31, 2014	December 31, 2013
(in thousands, except par value)
Assets
Cash and due from banks	$200	$1,459,261
Deposits with other Federal Home Loan Banks (FHLBanks)	178	106
Securities purchased under agreements to resell	3,000,000	1,500,000
Federal funds sold	5,602,900	5,013,000
Investment securities:
Available-for-sale (AFS) securities (Note 3)	6,608,140	6,601,503
Held-to-maturity (HTM) securities (fair values of $10,123,050 and $9,434,285) (Note 4)	10,101,622	9,431,473
Total investment securities	16,709,762	16,032,976
Advances (Note 6)	9,860,336	10,935,294
Mortgage loans held for portfolio, net (includes $1,141 and $934 of allowance for credit losses) (Notes 7 and 8)	760,954	797,620
Accrued interest receivable	41,956	47,643
Premises, software, and equipment, net	15,448	16,386
Derivative assets, net (Note 9)	52,189	54,494
Other assets	11,546	13,534
Total Assets	$36,055,469	$35,870,314
Liabilities
Deposits	$447,443	$410,112
Consolidated obligations (Note 10):
Discount notes (includes $0 and $999,890 at fair value under fair value option)	15,554,135	14,989,009
Bonds (includes $0 and $500,020 at fair value under fair value option)	16,779,998	17,413,887
Total consolidated obligations	32,334,133	32,402,896
Mandatorily redeemable capital stock (Note 11)	1,661,957	1,747,690
Accrued interest payable	63,120	62,892
Affordable Housing Program (AHP) payable	20,619	20,338
Derivative liabilities, net (Note 9)	61,270	51,583
Other liabilities	281,296	36,504
Total liabilities	34,869,838	34,732,015
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 8,717 and 8,777	871,721	877,736
Class A capital stock putable ($100 par value) - issued and outstanding shares: 415 and 452	41,540	45,241
Total capital stock	913,261	922,977
Retained earnings:
Unrestricted	244,518	236,204
Restricted	53,022	50,886
Total retained earnings	297,540	287,090
Accumulated other comprehensive loss (AOCL) (Note 11)	(25,170)	(71,768)
Total capital	1,185,631	1,138,299
Total Liabilities and Capital	$36,055,469	$35,870,314

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended March 31,
	2014	2013
(in thousands)
Interest Income
Advances	$16,251	$16,991
Prepayment fees on advances, net	21	164
Interest-bearing deposits	7	13
Securities purchased under agreements to resell	228	2,109
Federal funds sold	1,674	3,138
AFS securities	17,035	9,639
HTM securities	22,883	25,604
Mortgage loans held for portfolio	10,264	13,300
Total interest income	68,363	70,958
Interest Expense
Consolidated obligations - discount notes	2,347	4,502
Consolidated obligations - bonds	33,839	31,833
Deposits	30	44
Mandatorily redeemable capital stock	441	—
Total interest expense	36,657	36,379
Net Interest Income	31,706	34,579
Less: Provision (benefit) for credit losses	236	(41)
Net Interest Income after Provision (Benefit) for Credit Losses	31,470	34,620
Other (Loss) Income
Net other-than-temporary impairment (OTTI) loss, credit portion (Note 5)	(3)	(342)
Net loss on financial instruments under fair value option (Note 12)	(90)	(422)
Net realized gain on sale of AFS securities	—	903
Net (loss) gain on derivatives and hedging activities (Note 9)	(1,434)	611
Net realized gain (loss) on early extinguishment of consolidated obligations	63	(299)
Other, net	799	251
Total other (loss) income	(665)	702
Other Expense
Operating:
Compensation and benefits	9,304	7,548
Other operating	8,171	8,406
Federal Housing Finance Agency (FHFA)	779	867
Office of Finance	595	679
Other, net	39	61
Total other expense	18,888	17,561
Income before Assessments	11,917	17,761
Assessments
AHP	1,236	1,776
Total assessments	1,236	1,776
Net Income	$10,681	$15,985

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended March 31,
	2014	2013
(in thousands)
Net income	$10,681	$15,985
Other comprehensive income:
Net unrealized gain on AFS securities	14,980	8,672
Net non-credit portion of OTTI gain (loss) on AFS securities:
Net change in fair value of OTTI securities	(6,234)	88,919
Reclassification of non-credit portion included in net income	3	342
Net unrealized gain on non-credit portion of impairment losses on AFS securities	37,104	5,368
Reclassification of net gain on sale of AFS securities included in net income	—	(903)
Total net non-credit portion of OTTI gain on AFS securities	30,873	93,726
Net non-credit portion of OTTI gain on HTM securities:
Accretion of non-credit portion	740	818
Total net non-credit portion of OTTI gain on HTM securities	740	818
Pension benefits	5	15
Total comprehensive income	$57,279	$119,216

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL (Unaudited)

For the Three Months Ended March 31, 2014 and 2013	Class A Capital Stock (1)		Class B Capital Stock (1)		Total Capital Stock (1)		Retained Earnings			AOCL	Total Capital
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted (Note 11)	Restricted (Note 11)	Total
(amounts and shares in thousands)
Balance, December 31, 2012	1,092	$109,222	14,630	$1,463,045	15,722	$1,572,267	$187,511	$38,597	$226,108	$(226,468)	$1,571,907
Proceeds from issuance of capital stock	—	—	2	141	2	141	—	—	—	—	141
Repurchases of capital stock	(47)	(4,711)	(55)	(5,487)	(102)	(10,198)	—	—	—	—	(10,198)
Net shares reclassified to mandatorily redeemable capital stock	(498)	(49,826)	(41)	(4,127)	(539)	(53,953)	—	—	—	—	(53,953)
Comprehensive income	—	—	—	—	—	—	12,788	3,197	15,985	103,231	119,216
Balance, March 31, 2013	547	$54,685	14,536	$1,453,572	15,083	$1,508,257	$200,299	$41,794	$242,093	$(123,237)	$1,627,113
Balance, December 31, 2013	452	$45,241	8,777	$877,736	9,229	$922,977	$236,204	$50,886	$287,090	$(71,768)	$1,138,299
Proceeds from issuance of capital stock	—	—	41	4,050	41	4,050	—	—	—	—	4,050
Repurchases of capital stock	(21)	(2,127)	(32)	(3,182)	(53)	(5,309)	—	—	—	—	(5,309)
Net shares reclassified to mandatorily redeemable capital stock	(16)	(1,574)	(69)	(6,883)	(85)	(8,457)	—	—	—	—	(8,457)
Cash dividends	—	—	—	—	—	—	(231)	—	(231)	—	(231)
Comprehensive income	—	—	—	—	—	—	8,545	2,136	10,681	46,598	57,279
Balance, March 31, 2014	415	$41,540	8,717	$871,721	9,132	$913,261	$244,518	$53,022	$297,540	$(25,170)	$1,185,631

(1) Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2014	2013
(in thousands)
Operating Activities
Net income	$10,681	$15,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(5,640)	(4,430)
Net OTTI loss, credit portion	3	342
Net realized gain on sale of AFS securities	—	(903)
Net change in fair value adjustments on financial instruments under fair value option	90	422
Net change in derivatives and hedging activities	(7,219)	(2,932)
Net realized (gain) loss on early extinguishment of consolidated obligations	(63)	299
Net realized gain on disposal of premises and equipment	(4)	—
Provision (benefit) for credit losses	236	(41)
Other adjustments	(82)	343
Net change in:
Accrued interest receivable	5,688	9,298
Other assets	2,699	8,945
Accrued interest payable	228	(647)
Other liabilities	(4,468)	(1,292)
Total adjustments	(8,532)	9,404
Net cash provided by operating activities	2,149	25,389
Investing Activities
Net change in:
Interest-bearing deposits	9,991	(16,366)
Deposits with other FHLBanks	(72)	(55)
Securities purchased under agreements to resell	(1,500,000)	(900,000)
Federal funds sold	(589,900)	592,600
Premises, software and equipment	(548)	(4,021)
AFS securities:
Proceeds from long-term	678,144	344,534
Proceeds from sales of long-term	—	41,799
Purchases of long-term	(336,890)	(552,919)
HTM securities:
Net (increase) decrease in short-term	(912,051)	269,000
Proceeds from long-term	263,213	804,906
Purchases of long-term	(21,511)	(867,010)
Advances:
Proceeds	8,736,310	13,147,697
Made	(7,662,959)	(14,002,919)
Mortgage loans:
Principal collected	35,878	72,930
Net cash used in investing activities	(1,300,395)	(1,069,824)

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	For the Three Months Ended March 31,
	2014	2013
(in thousands)
Financing Activities
Net change in:
Deposits	$21,717	$(70,616)
Net payments on derivative contracts with financing elements	(8,190)	(7,662)
Net proceeds from issuance of consolidated obligations:
Discount notes	141,404,112	214,916,922
Bonds	2,398,209	6,243,669
Payments for maturing and retiring consolidated obligations:
Discount notes	(140,838,585)	(218,455,949)
Bonds	(3,042,398)	(1,555,000)
Proceeds from issuance of capital stock	4,050	141
Payments for repurchase of mandatorily redeemable capital stock	(94,190)	(15,329)
Payments for repurchase of capital stock	(5,309)	(10,198)
Cash dividends paid	(231)	—
Net cash (used in) provided by financing activities	(160,815)	1,045,978
Net change in cash and due from banks	(1,459,061)	1,543
Cash and due from banks at beginning of the period	1,459,261	454
Cash and due from banks at end of the period	$200	$1,997

Supplemental Disclosures
Interest paid	$36,429	$37,026
AHP payments, net	$955	$996
Transfers of mortgage loans to real estate owned (REO)	$463	$1,119

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 1—Basis of Presentation, Use of Estimates, Change in Accounting Principle
Basis of Presentation
These unaudited financial statements and condensed notes should be read in conjunction with the audited financial statements and related notes for the years ended December 31, 2013, 2012, and 2011 (2013 Financial Statements) included in the 2013 annual report on Form 10-K (2013 10-K) of the Federal Home Loan Bank of Seattle (Seattle Bank). These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Article 10 of the Securities and Exchange Commission's (SEC) Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the financial condition, operating results, and cash flows for the interim periods have been included. Our financial condition as of March 31, 2014 and the operating results for the three months ended March 31, 2014 are not necessarily indicative of the condition or results that may be expected as of or for the year ending December 31, 2014.
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
Change in Accounting Principle
Change in Amortization and Accretion Method of Deferred Premiums and Discounts on Mortgage Loans Held for Portfolio
Effective October 1, 2013, we changed our method of accounting for the amortization and accretion of premiums and discounts on our mortgage loans held for portfolio to the contractual interest method. Historically, we deferred and amortized premiums and accreted discounts as interest income using the retrospective interest method, which used both actual prepayment experience and estimates of future principal repayments in calculating the estimated lives of the assets. While both the retrospective interest and contractual interest methods are acceptable under GAAP, we believe the contractual interest method is preferable to the retrospective interest method for recognizing the remaining net unamortized premiums on our mortgage loans held for portfolio because: (1) the contractual method represents the base accounting model articulated in GAAP applicable to accounting for the amortization of premiums and the accretion of discounts, whereas the retrospective method is only permitted by the guidance in narrowly defined circumstances; and (2) changing our methodology to the contractual method for amortizing premiums and accreting discounts on mortgage loans held for portfolio will increase consistency of practice across the Federal Home Loan Bank System (FHLBank System) and enhance financial reporting in the FHLBank System Combined Financial Report. For additional information on the change in our amortization and accretion method, see Note 2 in our 2013 Financial Statements included in our 2013 10-K.
The change to the contractual interest method for amortizing premiums and accreting discounts on our mortgage loans has been reported through retroactive application of the change in accounting principle to all periods presented and resulted in an increase to net income of $276,000 for the three months ended March 31, 2013, compared to the net income previously reported in our filed quarterly report for that period.

The following table illustrates the impact of the change in amortization and accretion methodology on our previously reported financial statements as of and for the three months ended March 31, 2013.

	As of and for the Three Months Ended March 31, 2013
	Previous Method	As Computed Under the New Method	Effect of Change
(in thousands)
Statement of condition:
Mortgage loans held for portfolio, net	$985,143	$983,322	$(1,821)
AHP payable	19,079	19,110	31
Total retained earnings	243,945	242,093	(1,852)
Statement of income:
Interest income - mortgage loans held for portfolio	12,993	13,300	307
Net interest income after provision (benefit) for credit losses	34,313	34,620	307
Income before assessments	17,454	17,761	307
Assessments	1,745	1,776	31
Net income	15,709	15,985	276
Statement of comprehensive income:
Net income	15,709	15,985	276
Total comprehensive income	118,940	119,216	276
Statement of capital:
Total retained earnings, as of December 31, 2012	228,236	226,108	(2,128)
Net income	15,709	15,985	276
Total retained earnings, as of March 31, 2013	243,945	242,093	(1,852)
Statement of cash flows:
Operating activities:
Net income	15,709	15,985	276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(4,123)	(4,430)	(307)
Net change in other liabilities	(1,323)	(1,292)	31
Total adjustments	9,680	9,404	(276)

Note 2—Recently Issued or Adopted Accounting Guidance
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
On January 17, 2014, the Financial Accounting Standards Board (FASB) issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, such collateralized mortgage loans should be reclassified to REO when either: (1) the creditor obtains legal title to the residential real estate upon completion of a foreclosure, or (2) the borrower conveys all interest in the residential real estate to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This guidance is effective for interim and annual periods beginning on or after December 15, 2014 (January 1, 2015 for the Seattle Bank), and may be adopted under either the modified retrospective transition method or the prospective transition method. We are evaluating the effect on our financial condition, results of operations, and cash flows, but we do not expect the effect to be material.
Joint and Several Liability Arrangements
On February 28, 2013, the FASB issued guidance for recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The guidance is effective for interim and annual periods beginning on or after December 15, 2013, and we adopted it effective January 1, 2014. The adoption of this guidance did not affect our financial condition, results of operations, or cash flows.

Framework for Adversely Classifying Certain Assets
On April 9, 2012, the FHFA issued an advisory bulletin (AB), AB 2012-02, that establishes a standard and uniform methodology for classifying loans, REO, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. This guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adverse classification requirements were implemented on January 1, 2014, and the charge-off requirements of AB 2012-02 are effective January 1, 2015. We are currently assessing the provisions of AB 2012-02 and have not yet determined its effect on our financial condition,results of operations, or cash flows.
Note 3—AFS Securities
Major Security Types
The following tables summarize our AFS securities as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Gross Unrealized Gains (3)	Gross Unrealized Losses	Fair Value
(in thousands)
Non-Mortgage-Backed Securities (MBS):
Other U.S. agency obligations (4)	$3,593,818	$—	$7,140	$(5,513)	$3,595,445
Government-sponsored enterprise (GSE) obligations (5)	1,722,631	—	3,847	(5,830)	1,720,648
Total non-MBS	5,316,449	—	10,987	(11,343)	5,316,093
MBS:
Residential private-label MBS (PLMBS)	1,302,603	(47,660)	37,104	—	1,292,047
Total	$6,619,052	$(47,660)	$48,091	$(11,343)	$6,608,140

	As of December 31, 2013
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Gross Unrealized Gains (3)	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
Other U.S. agency obligations (4)	$3,406,201	$—	$10,931	$(13,969)	$3,403,163
GSE obligations (5)	1,932,353	—	1,817	(14,115)	1,920,055
Total non-MBS	5,338,554	—	12,748	(28,084)	5,323,218
MBS:
Residential PLMBS	1,319,714	(62,478)	21,049	—	1,278,285
Total	$6,658,268	$(62,478)	$33,797	$(28,084)	$6,601,503

(1)	Includes unpaid principal balance, accretable discounts and premiums, fair value hedge accounting adjustments, and OTTI charges recognized in earnings.

(2)
OTTI recognized in AOCL does not include $37.1 million and $21.0 million in subsequent unrealized gains in fair value of previously other-than-temporarily impaired AFS securities as of March 31, 2014 and December 31, 2013, which are recorded in "net non-credit portion of OTTI losses on AFS securities" in AOCL.

(3)
Gross unrealized gains on AFS securities includes $37.1 million and $21.0 million in subsequent unrealized gains in fair value of previously other-than-temporarily impaired AFS securities as of March 31, 2014 and December 31, 2013, which are not included in "net unrealized gain on AFS securities" in AOCL.

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

The amortized cost basis of our PLMBS classified as AFS includes credit-related OTTI losses of $366.2 million and $374.1 million as of March 31, 2014 and December 31, 2013. Of these amounts, as of March 31, 2014 and December 31, 2013, unaccreted discount of $115.1 million and $115.2 million will be accreted back to investment interest income on a level-yield basis due to adjustments to yields resulting from significant improvements in the cash flows of the securities. In addition, as of March 31, 2014 and December 31, 2013, the amortized cost basis and fair values of our non-MBS securities reflected unfavorable basis adjustments of $90.0 million and $138.8 million related to fair value hedges. The portion of the change in fair value of the AFS securities related to the risk being hedged is recorded in other (loss) income as "net (loss) gain on derivatives and hedging activities" together with the related change in the fair value of the derivatives. The remainder of the change in fair value of the hedged AFS securities, as well as the change in fair value of our non-hedged AFS securities, is recorded in AOCL as "net unrealized gain on AFS securities."

As of March 31, 2014 and December 31, 2013, we held $487.5 million and $485.1 million of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board of Directors (Board). See Note 13 for additional information concerning these related parties.
Unrealized Losses on AFS Securities
The following tables summarize our AFS securities in an unrealized loss position as of March 31, 2014 and December 31, 2013, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of March 31, 2014
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$1,806,349	$(5,433)	$44,496	$(80)	$1,850,845	$(5,513)
GSE obligations	457,558	(5,830)	—	—	457,558	(5,830)
Total non-MBS	2,263,907	(11,263)	44,496	(80)	2,308,403	(11,343)
MBS:
Residential PLMBS *	11,397	(506)	568,923	(47,154)	580,320	(47,660)
Total	$2,275,304	$(11,769)	$613,419	$(47,234)	$2,888,723	$(59,003)

	As of December 31, 2013
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$1,384,795	$(13,969)	$—	$—	$1,384,795	$(13,969)
GSE obligations	1,288,451	(14,115)	—	—	1,288,451	(14,115)
Total non-MBS	2,673,246	(28,084)	—	—	2,673,246	(28,084)
MBS:
Residential PLMBS *	11,505	(852)	737,911	(61,626)	749,416	(62,478)
Total	$2,684,751	$(28,936)	$737,911	$(61,626)	$3,422,662	$(90,562)

*     Includes investments for which a portion of OTTI has been recognized in AOCL.

Redemption Terms
The amortized cost basis and fair value, as applicable, of AFS securities by contractual maturity as of March 31, 2014 and December 31, 2013 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of March 31, 2014		As of December 31, 2013
Year of Maturity	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-MBS:
Due in less than one year	$45,642	$45,645	$46,119	$46,128
Due after one year through five years	763,480	764,900	900,850	902,287
Due after five years through 10 years	1,884,074	1,884,373	993,790	990,061
Due after 10 years	2,623,253	2,621,175	3,397,795	3,384,742
Total non-MBS	5,316,449	5,316,093	5,338,554	5,323,218
Total MBS	1,302,603	1,292,047	1,319,714	1,278,285
Total	$6,619,052	$6,608,140	$6,658,268	$6,601,503

Interest-Rate Payment Terms
The following table summarizes the amortized cost of our AFS securities by interest-rate payment terms as of March 31, 2014 and December 31, 2013.

	As of	As of
Amortized Cost of AFS Securities by Interest-Rate Payment Terms	March 31, 2014	December 31, 2013
(in thousands)
Non-MBS:
Fixed	$3,453,922	$3,599,757
Variable	1,862,527	1,738,797
Total non-MBS	5,316,449	5,338,554
MBS:
Variable	1,302,603	1,319,714
Total	$6,619,052	$6,658,268

Proceeds from and Net Gain on Sales of AFS Securities
During the three months ended March 31, 2013, we sold one AFS security. The proceeds of the sale were $41.8 million and resulted in a net gain of $903,000. We sold no AFS securities during the three months ended March 31, 2014.
Credit Risk
A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities, are included in Note 5.

Note 4—HTM Securities
Major Security Types
The following tables summarize our HTM securities as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit	$1,178,018	$—	$1,178,018	$20	$—	$1,178,038
Other U.S. agency obligations (3)	18,420	—	18,420	168	(5)	18,583
State or local housing obligations	1,701,596	—	1,701,596	2,669	(4,283)	1,699,982
Total non-MBS	2,898,034	—	2,898,034	2,857	(4,288)	2,896,603
MBS:
Residential:
Other U.S. agency (3)	102,822	—	102,822	204	—	103,026
GSE (4)	5,327,190	—	5,327,190	35,002	(6,214)	5,355,978
PLMBS	423,834	(13,678)	410,156	9,106	(16,747)	402,515
Commercial (multi-family):
GSE (4)	1,363,420	—	1,363,420	2,274	(766)	1,364,928
Total MBS	7,217,266	(13,678)	7,203,588	46,586	(23,727)	7,226,447
Total	$10,115,300	$(13,678)	$10,101,622	$49,443	$(28,015)	$10,123,050

	As of December 31, 2013
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit	$266,000	$—	$266,000	$15	$—	$266,015
Other U.S. agency obligations (3)	19,168	—	19,168	192	(2)	19,358
State or local housing obligations	1,718,173	—	1,718,173	1,777	(8,557)	1,711,393
Total non-MBS	2,003,341	—	2,003,341	1,984	(8,559)	1,996,766
MBS:
Residential:
Other U.S. agency (3)	109,429	—	109,429	215	—	109,644
GSE (4)	5,544,762	—	5,544,762	31,669	(8,909)	5,567,522
PLMBS	439,476	(14,418)	425,058	8,111	(18,743)	414,426
Commercial (multi-family):
GSE (4)	1,348,883	—	1,348,883	—	(2,956)	1,345,927
Total MBS	7,442,550	(14,418)	7,428,132	39,995	(30,608)	7,437,519
Total	$9,445,891	$(14,418)	$9,431,473	$41,979	$(39,167)	$9,434,285

(1)	Includes unpaid principal balance, accretable discounts and unamortized premiums, and OTTI charges recognized in earnings.

(2)	Represents the difference between fair value and carrying value.

(3)	Consists of obligations or securities issued by one or more of the following: Government National Mortgage Association (Ginnie Mae), Small Business Administration (SBA) and U.S. AID.

(4)	Consists of securities issued by Freddie Mac and Fannie Mae.

The amortized cost basis of our HTM MBS investments determined to be other-than-temporarily impaired includes $761,000 and $769,000 of credit-related OTTI losses as of March 31, 2014 and December 31, 2013.
As of March 31, 2014 and December 31, 2013, we held $139.3 million and $146.3 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 13 for additional information concerning these related parties.
Unrealized Losses on HTM Securities
The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2014 and December 31, 2013. The gross unrealized losses include OTTI charges recognized in AOCL and gross unrecognized holding losses.

	As of March 31, 2014
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Certificate of deposit	$258,000	$—	$—	$—	$258,000	$—
Other U.S. agency obligations	460	(3)	899	(2)	1,359	(5)
State or local housing obligations	317,395	(4,201)	2,113	(82)	319,508	(4,283)
Total non-MBS	575,855	(4,204)	3,012	(84)	578,867	(4,288)
MBS:
Residential:
GSEs	1,469,880	(4,751)	263,906	(1,463)	1,733,786	(6,214)
PLMBS	7,225	(220)	338,986	(30,205)	346,211	(30,425)
Commercial (multi-family):
GSEs	589,375	(766)	—	—	589,375	(766)
Total MBS	2,066,480	(5,737)	602,892	(31,668)	2,669,372	(37,405)
Total	$2,642,335	$(9,941)	$605,904	$(31,752)	$3,248,239	$(41,693)

	As of December 31, 2013
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$13	$—	$920	$(2)	$933	$(2)
State or local housing obligations	529,874	(8,472)	2,160	(85)	532,034	(8,557)
Total non-MBS	529,887	(8,472)	3,080	(87)	532,967	(8,559)
MBS:
Residential:
GSEs	1,790,531	(8,381)	78,405	(528)	1,868,936	(8,909)
PLMBS	39,603	(294)	346,694	(32,867)	386,297	(33,161)
Commercial (multi-family):
GSEs	1,345,927	(2,956)	—	—	1,345,927	(2,956)
Total MBS	3,176,061	(11,631)	425,099	(33,395)	3,601,160	(45,026)
Total	$3,705,948	$(20,103)	$428,179	$(33,482)	$4,134,127	$(53,585)

Redemption Terms
The amortized cost basis, carrying value, and fair value, as applicable, of HTM securities by contractual maturity as of March 31, 2014 and December 31, 2013 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of March 31, 2014			As of December 31, 2013
Year of Maturity	Amortized Cost Basis	Carrying Value (1)	Fair Value	Amortized Cost Basis	Carrying Value (1)	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$1,211,173	$1,211,173	$1,211,246	$286,720	$286,720	$286,753
Due after one year through five years	228,205	228,205	228,322	238,016	238,016	238,137
Due after five years through 10 years	326,273	326,273	326,519	330,175	330,175	330,255
Due after 10 years	1,132,383	1,132,383	1,130,516	1,148,430	1,148,430	1,141,621
Total non-MBS	2,898,034	2,898,034	2,896,603	2,003,341	2,003,341	1,996,766
Total MBS	7,217,266	7,203,588	7,226,447	7,442,550	7,428,132	7,437,519
Total	$10,115,300	$10,101,622	$10,123,050	$9,445,891	$9,431,473	$9,434,285

(1)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit-related impairment recognized in AOCL.

Interest-Rate Payment Terms
The following table summarizes our HTM securities by interest-rate payment terms as of March 31, 2014 and December 31, 2013.

	As of	As of
Amortized Cost of HTM Securities by Interest-Rate Payment Terms	March 31, 2014	December 31, 2013
(in thousands)
Non-MBS:
Fixed	$1,253,689	$339,106
Variable	1,644,345	1,664,235
Total non-MBS	2,898,034	2,003,341
MBS:
Fixed	1,379,702	1,425,778
Variable	5,837,564	6,016,772
Total MBS	7,217,266	7,442,550
Total	$10,115,300	$9,445,891

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
To ensure consistency in determination of OTTI for PLMBS among all FHLBanks, the FHLBanks use a system-wide governance committee (OTTI Governance Committee) and formal process to ensure consistency in key OTTI modeling assumptions used for the purposes of cash flow analysis for these securities. As part of our quarterly OTTI evaluation, we review and approve the key modeling assumptions determined by the FHLBanks' system-wide process, and we perform OTTI cash flow analyses on our entire PLMBS portfolio using the FHLBanks' common platform and approved assumptions.
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
We update our estimate of future estimated cash flows on a quarterly basis. At each quarter-end, we perform our OTTI cash flow analyses using third-party models that consider individual borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSA), which are based upon an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0% to an increase of 9.0% over the twelve-month period beginning January 1, 2014. For the vast majority of markets, the projected short-term housing price changes ranged from a decrease of 1.0% to an increase of 4.0%. Thereafter, home prices were projected to recover using one of five different recovery paths.

The table below presents the range of projected home price recovery by months as of March 31, 2014.

	As of March 31, 2014
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
For those securities for which an OTTI was determined to have occurred during the three months ended March 31, 2014, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. Credit enhancement is defined as the percentage of credit subordination, excess spread or over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Loss For the Three Months Ended March 31, 2014			As of March 31, 2014
	Cumulative Voluntary Prepayment Rates (1)	Cumulative Default Rates (1)	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average	Weighted Average	Weighted Average	Weighted Average
(in percentages)
Alt-A:
2005	13.0	37.3	41.1	0.2

(1)	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.
Based on our analysis, we recorded $3,000 of additional OTTI credit losses in first quarter 2014 on one security determined to be other-than-temporarily impaired in prior reporting periods. No additional securities were determined to be other-than-temporarily impaired during first quarter 2014. We have the intent and ability to hold our other-than-temporarily impaired securities until their fair values exceed their amortized cost bases.
The following table summarizes key information as of March 31, 2014 for the PLMBS on which we have recorded OTTI charges during the life of the security (i.e., impaired through March 31, 2014).

	As of March 31, 2014
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$88,161	$87,438	$73,760	$82,108	$1,668,880	$1,302,603	$1,292,047

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.

(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
Credit Loss Component of OTTI Loss	2014	2013
(in thousands)
Balance before cumulative actual cash losses, beginning of period (1)	$394,860	$431,841
Additions:
Additional OTTI credit losses on securities on which an OTTI loss was previously recognized (2)	3	342
Total additional credit losses recognized in period noted	3	342
Reductions:
Securities sold and maturing during the period (1)(3)	—	(19,247)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (amount recognized in interest income in period noted)(1)(4)	(5,700)	(3,952)
Balance before cumulative actual cash losses, end of period (1)	389,163	408,984
Cumulative actual cash losses	(22,174)	(12,753)
Balance after cumulative actual cash losses, end of period	$366,989	$396,231

(1)
Certain line items for the three months ended March 31, 2013 have been revised on a prospective basis due to an error that we evaluated and determined to be not material. As a result, for the three months ended March 31, 2013 “securities sold and matured during the period” increased from $19.0 million to $19.2 million; “increases in cash flows expected to be collected, recognized over the remaining life of the securities” increased from $556,000 to $4.0 million; “balance before cumulative actual cash losses, beginning of period” increased from $430.1 million to $431.8 million; and "balance before cumulative actual cash losses, end of period" decreased from $410.8 million to $409.0 million. In addition, we enhanced our disclosure to separate cumulative actual cash losses from securities sold and matured during the period.

(2)	Relates to securities that were determined to be other-than-temporarily impaired prior to the beginning of the period.

(3)	Represents reductions related to securities sold or having reached maturity during the period and no longer held at the end of the period.

(4)
As of March 31, 2014, the amortized cost of our PLMBS included $367.0 million of OTTI credit losses. Of this amount, as of March 31, 2014, unaccreted discount of $115.1 million will be accreted back to investment interest income on a level-yield basis due to adjustments to yields resulting from significant improvements in the cash flows of the securities.

All Other AFS and HTM Securities
Certain of our remaining AFS and HTM investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace and interest-rate volatility in the U.S. mortgage and credit markets. Based on current information, we determined that, for these investments, the underlying collateral or the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery. As a result, we do not consider any of our other investments to be other-than-temporarily impaired as of March 31, 2014.

Note 6—Advances
Redemption Terms
We offer a wide range of fixed and variable interest-rate advance products with different maturities, interest rates, payment terms, and optionality. Fixed interest-rate advances generally have maturities ranging from one day to 30 years. Variable interest-rate advances generally have maturities ranging from one to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR). We had advances outstanding at interest rates ranging from 0.18% to 8.22% as of March 31, 2014, and 0.17% to 8.22% as of December 31, 2013.

The following table summarizes our advances outstanding as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014		As of December 31, 2013
Advances Outstanding - Terms-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$3,081,495	0.37	$2,710,387	0.37
Due after one year through two years	2,533,320	0.83	2,312,099	0.77
Due after two years through three years	1,187,043	2.56	2,760,738	1.15
Due after three years through four years	1,078,342	3.43	1,007,201	3.73
Due after four years through five years	533,841	2.00	753,393	2.30
Thereafter	1,341,588	2.86	1,283,703	2.87
Total par value	9,755,629	1.53	10,827,521	1.40
Commitment fees	(357)		(370)
Premium on advances	7,411		7,743
Discount on advances	(6,406)		(6,649)
Hedging adjustments	104,059		107,049
Total	$9,860,336		$10,935,294

We offer advances to members that may be prepaid on specified dates without incurring prepayment or termination fees (e.g., callable advances and choice advances, advances on which the interest-rate resets at specified intervals based on a spread to our short-term cost of funds and which may be prepaid at any repricing date without incurring a prepayment fee). As of March 31, 2014 and December 31, 2013, we had no callable or choice advances outstanding. Other advances, including symmetrical prepay advances, may only be prepaid subject to a fee sufficient to make us economically indifferent to a borrower's decision to prepay an advance or maintain the advance until contractual maturity. In the case of our standard advance products, the fee cannot be less than zero; however, the symmetrical prepayment advance removes this floor, resulting in a potential payment to the borrower under certain circumstances. We hedge these advances to ensure that we remain economically indifferent to the borrower's decision to prepay such an advance. Symmetrical prepay advances outstanding as of March 31, 2014 and December 31, 2013 totaled $442.5 million.
We also offer putable and convertible advances. With a putable advance, we effectively purchase a put option from the member that allows us the right to terminate the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase sufficiently above the interest rate that existed when the putable advance was issued. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $893.0 million and $910.5 million as of March 31, 2014 and December 31, 2013. Convertible advances allow us to convert an advance from one interest-payment term structure to another. When issuing convertible advances, we may purchase put options from a member that allow us to convert the variable interest-rate advance to a fixed interest-rate advance at the current market rate after an agreed-upon lockout period. The fixed interest rate on a convertible advance is determined at origination. We had no variable-to-fixed interest-rate advances outstanding that had not converted to fixed interest rates as of March 31, 2014 and December 31, 2013.
The following table summarizes our advances by next put/convert date as of March 31, 2014 and December 31, 2013.

	As of	As of
Par Value of Advances Outstanding by Next Put/Convert Date	March 31, 2014	December 31, 2013
(in thousands)
Due in one year or less	$4,005,011	$3,665,903
Due after one year through two years	2,393,320	2,217,599
Due after two years through three years	820,028	2,376,722
Due after three years through four years	801,841	685,201
Due after four years through five years	523,841	728,393
Thereafter	1,211,588	1,153,703
Total par value	$9,755,629	$10,827,521

The following table summarizes our advances by interest-rate payment terms as of March 31, 2014 and December 31, 2013.

	As of	As of
Par Value of Advances Outstanding by Interest-Rate Payment Terms	March 31, 2014	December 31, 2013
(in thousands)
Fixed:
Due in one year or less	$1,373,085	$1,757,568
Due after one year	5,164,134	5,107,133
Total fixed	6,537,219	6,864,701
Variable:
Due in one year or less	1,708,410	952,820
Due after one year	1,510,000	3,010,000
Total variable	3,218,410	3,962,820
Total par value	$9,755,629	$10,827,521

Credit Risk Exposure and Security Terms
Our potential credit risk from advances is concentrated in commercial banks and savings institutions. The following table provides the par value of advances and percent of total par value of outstanding advances of our top five borrowers (at the holding company level) as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014		As of December 31, 2013
Top Five Borrowers by Holding Company Advances Outstanding (1)	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America Corporation (2)	$3,075,805	31.5	$3,826,598	35.4
Washington Federal, Inc.	1,930,000	19.8	1,930,000	17.8
Sterling Financial Corporation (3)	974,844	10.0	1,144,870	10.6
Glacier Bancorp, Inc.	681,526	7.0	834,940	7.7
HomeStreet, Inc.	346,590	3.6	446,590	4.1
Total	$7,008,765	71.9	$8,182,998	75.6
(1) Due to the number of member institutions that are part of larger holding companies, we believe this aggregation provides greater visibility into borrowing activity at the Seattle Bank than would a listing of advances by individual member institutions.

(2)	Former member.

(3)	In April 2014, Sterling Financial Corporation and the holding company for Umpqua Bank, two of the larger members and borrowers of the Seattle Bank, merged.
As of March 31, 2014 and December 31, 2013, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers as listed above was approximately 30 and 28 months.
In April 2013, as a result of a corporate restructuring, Bank of America Oregon, N.A., our then largest borrower, merged into its parent, Bank of America, N.A. (BANA). At that time, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's outstanding advances will eventually decline to zero as the advances mature. Approximately 98% of the entity's $3.1 billion in outstanding advances will mature between 2015 and 2016.
We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. See Note 13 for additional information on borrowers holding at least 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board.
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
The following table presents our gross prepayment fees, basis adjustments and termination fees, net prepayment fees, and the amount of advance principal prepaid for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014	2013
(in thousands)
Gross prepayment fees	$80	$797
Less: Basis adjustments and termination fees	59	633
Net prepayment fees	$21	$164
Advance principal prepaid	$9,343	$21,483

Note 7—Mortgage Loans
Mortgage Loans Held for Portfolio
We historically purchased single-family mortgage loans originated or acquired by participating members in our Mortgage Purchase Program (MPP), and we have not purchased any mortgage loans since 2006. These mortgage loans are guaranteed or insured by federal agencies or credit-enhanced by the participating members.
Effective October 1, 2013, we changed our method of accounting for the amortization and accretion of premiums and discounts on our mortgage loans held for portfolio to the contractual interest method. The change to the contractual interest method of amortization has been reported through retroactive application of the change in accounting principle to all periods presented. For additional information and the impact of the change in amortization and accretion method on our financial statements as of and for the three months ended March 31, 2013, see Note 1.
The following tables summarize our mortgage loans held for portfolio as of March 31, 2014 and December 31, 2013.

	As of	As of
Mortgage Loans Held for Portfolio	March 31, 2014	December 31, 2013
(in thousands)
Real Estate:
Fixed interest-rate, medium-term(1), single-family	$35,380	$39,240
Fixed interest-rate, long-term(1), single-family	727,379	759,891
Total unpaid principal balance	762,759	799,131
Premiums	3,689	3,950
Discounts	(4,179)	(4,407)
Deferred loan costs, net	(174)	(120)
Mortgage loans held for portfolio before allowance for credit losses	762,095	798,554
Less: Allowance for credit losses on mortgage loans	(1,141)	(934)
Total mortgage loans held for portfolio, net	$760,954	$797,620

(1)	Medium-term is defined as a term of 15 years or less; long-term is defined as a term greater than 15 years.

	As of	As of
Unpaid Principal Balance of Mortgage Loans Held for Portfolio	March 31, 2014	December 31, 2013
(in thousands)
Government-guaranteed/insured	$72,185	$75,148
Conventional	690,574	723,983
Total unpaid principal balance	$762,759	$799,131
As of March 31, 2014 and December 31, 2013, approximately 77% of our outstanding mortgage loans had been purchased from our former member, Washington Mutual Bank, F.S.B. (which was acquired by JPMorgan Chase Bank, N.A., a nonmember).
We do not intend to resume purchasing mortgage loans under the MPP.

For information on our credit risk on mortgage loans and allowance methodology for credit losses, see Note 8.
MPF Xtra® Product

In July 2013, we began offering the MPF Xtra product to our members. The MPF Xtra product is offered under the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago. (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago.) The MPF Xtra product provides participating Seattle Bank members an alternative for selling mortgage loans into the secondary market. When using the MPF Xtra product, mortgage loans from participating members (i.e., participating financial institutions, or PFIs) are first sold to the FHLBank of Chicago, which, acting as a loan aggregator, concurrently sells the loans to Fannie Mae, enabling smaller lenders to benefit from the same competitive pricing that larger national lenders receive when selling into the secondary market. The Seattle Bank never owns or has custody of the mortgage loans. Through a purchase price adjustment, the FHLBank of Chicago receives a transaction fee for its administrative activities for the loans sold to Fannie Mae, and we receive a nominal fee from the FHLBank of Chicago for facilitating the sale of loans by Seattle Bank PFIs through the MPF Xtra product. In the first quarter of 2014, Seattle Bank PFIs delivered $1.9 million of mortgage loans to the FHLBank of Chicago.
The credit risk on the mortgage loans sold through the MPF Xtra product is transferred to Fannie Mae. We may be required to compensate the FHLBank of Chicago for losses incurred to repurchase a loan from Fannie Mae if all of the following occur: 1) a loan sold through the MPF Xtra product defaults; 2) the loan fails to meet underwriting guidelines; and 3) our PFI fails. We have a quality control process in place to ensure loans comply with underwriting guidelines and we monitor our PFIs' financial condition on an ongoing basis. As a result, we believe the likelihood of a loss from the MPF Xtra product is remote and have estimated the fair value of potential loss exposure to be substantially zero.

Note 8—Allowance for Credit Losses
We have established a credit-loss allowance methodology for each of our asset portfolios: credit products, which include our advances, letters of credit, and other products; government-guaranteed mortgage loans held for portfolio; conventional mortgage loans held for portfolio; securities purchased under agreements to resell; and federal funds sold. See Note 9 in our 2013 Financial Statements in our 2013 10-K for a description of our allowance methodologies for each portfolio.
Credit Products
We consider the payment status, collateral types and concentrations, and our borrowers' financial condition to be primary indicators of credit quality for our credit products. As of March 31, 2014 and December 31, 2013, we had rights to collateral on a borrower-by-borrower basis with a value in excess of our outstanding extensions of credit. As of March 31, 2014 and December 31, 2013, we had no credit products that were past due, on nonaccrual status, or considered impaired.
Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis, and the repayment history on credit products, we have not incurred any credit losses on credit products outstanding as of March 31, 2014 and December 31, 2013. Accordingly, we have not recorded any allowance for credit losses for this asset portfolio. In addition, as of March 31, 2014 and December 31, 2013, no liability was recorded to reflect an allowance for credit losses for credit exposures not recorded on the statements of condition. For additional information on credit exposure on unrecorded commitments, see Note 14.

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
Allowance for Credit Losses on Mortgage Loans Held for Portfolio

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans held for portfolio for the three months ended March 31, 2014 and 2013, as well as the recorded investment in mortgage loans by impairment methodology as of March 31, 2014 and 2013.

	As of and for the Three Months Ended March 31,
Allowance for Credit Losses - Conventional Mortgage Loans	2014	2013
(in thousands)
Balance, beginning of period	$934	$2,326
Less: Charge-offs (1)	(29)	(132)
Balance, net of charge-offs	905	2,194
Provision (benefit) for credit losses	236	(41)
Balance, end of period	$1,141	$2,153
Ending balance, collectively evaluated for impairment	$1,141	$2,153
Recorded investments of mortgage loans, end of period (2):
Individually evaluated for impairment	$14,262	$14,063
Collectively evaluated for impairment	$678,311	$886,716

(1)
For the three months ended March 31, 2014 and 2013, includes zero and $37,000 of charge-offs on troubled debt restructurings (TDRs), which reduced the carrying value of the individually evaluated impaired mortgage loans.

(2)
Excludes government-guaranteed mortgage loans. Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

As a result of our March 31, 2014 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses was not sufficient to absorb the expected credit losses on our mortgage loan portfolio. Accordingly, we recorded a provision for credit losses of $236,000 for the three months ended March 31, 2014. We recorded a benefit for credit losses of $41,000 for the same period in 2013.
In addition to PMI and LRA, we formerly maintained supplemental mortgage insurance (SMI) to cover losses on our conventional mortgage loans over and above the losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Under FHFA regulation, SMI from an insurance provider rated "AA" or equivalent by a NRSRO must be obtained, unless this requirement is waived by the regulator. In 2008, as a result of credit rating on our SMI provider was lowered from "AA-" to "A" and we cancelled our SMI policies. We remain in technical violation of the regulatory requirement to provide SMI on our MPP conventional mortgage loans.

Credit Quality Indicators
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans held for portfolio as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014			As of December 31, 2013
Recorded Investment (1) in Delinquent Mortgage Loans	Conventional	Government-Guaranteed	Total	Conventional	Government-Guaranteed	Total
(in thousands, except percentages)
Mortgage loans:
Past due 30-59 days delinquent and not in foreclosure	$19,070	$7,114	$26,184	$20,156	$8,963	$29,119
Past due 60-89 days delinquent and not in foreclosure	4,839	3,530	8,369	8,378	3,427	11,805
Past due 90 days or more delinquent (2)	30,773	9,674	40,447	31,042	9,923	40,965
Total past due	54,682	20,318	75,000	59,576	22,313	81,889
Total current loans	637,891	52,599	690,490	666,633	53,601	720,234
Total mortgage loans	$692,573	$72,917	$765,490	$726,209	$75,914	$802,123
Accrued interest - mortgage loans	$3,057	$338	$3,395	$3,217	$352	$3,569
Other delinquency statistics:
In process of foreclosure included above (2) (3)	$23,584	None	$23,584	$24,026	None	$24,026
Serious delinquency rate (4)	4.4%	13.3%	5.3%	4.3%	13.2%	5.1%
Past due 90 days or more still accruing interest (5)	$—	$9,674	$9,674	$—	$9,923	$9,923
Loans on non-accrual status (6)	$30,773	None	$30,773	$34,214	None	$34,214
REO(7)	$2,352	None	$2,352	$3,419	None	$3,419

(1)	Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct writedowns. The recorded investment excludes any valuation allowance.

(2)
Includes conventional mortgage loans classified as TDRs. As of March 31, 2014, $8.4 million of our $14.3 million recorded investment in TDRs was 90 days or more past due and in the process of foreclosure, with the remaining $5.9 million recorded investment in TDRs between zero and 89 days delinquent. As of December 31, 2013, $6.7 million of our $12.6 million recorded investment in TDRs was 90 days or more past due and in the process of foreclosure, with the remaining $5.9 million recorded investment in TDRs spread between zero and 89 days delinquent.

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

Individually Evaluated Mortgage Loans

The following table presents our average recorded investment balances and related interest income recognized on our individually evaluated mortgage loans for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014		2013
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
Conventional mortgage loans	$13,417	$68	$13,389	$—

TDRs
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
The following table presents our post-modification recorded investment in TDRs at modification date for the three months ended March 31, 2014 and 2013. Our pre-modification recorded investment in TDRs was not materially different from the post-modification recorded investment amount due to the minimal change in terms of modified loans.

	For the Three Months Ended March 31,
TDRs - Recorded Investment Balance at Modification Date	2014	2013
(in thousands)
Conventional mortgage loans	$2,386	$1,956
The following table presents the recorded investment balances of performing and non-performing conventional mortgage loans classified as TDRs as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014			As of December 31, 2013
TDRs - Performing and Non-Performing	Performing	Non-performing	Total	Performing	Non-performing	Total
(in thousands)
Conventional mortgage loans	$5,894	$8,368	$14,262	$5,912	$6,659	$12,571

As of March 31, 2014, our TDRs comprised 76 mortgage loans discharged in bankruptcy proceedings and 17 mortgage loans with modified terms (i.e., recapitalization of past due principal and interest payments) agreed to by both the Seattle Bank and the mortgage loan holder. For the three months ended March 31, 2014, we recognized $68,000 of interest on performing mortgage loans classified as TDRs and non-accrual loans. We recorded no interest on performing mortgage loans classified as TDRs and non-accrual loans for the same period in 2013. During the three months ended March 31, 2014 and 2013, we had zero and $389,000 recorded investment balances of modified loans that had been classified as TDRs within the previous twelve-month period that experienced a default. A borrower is considered to have defaulted on a TDR if the borrower's contractually due principal or interest is 60 days or more past due at any time during the period presented.
REO
We had $2.4 million and $3.4 million of REO recorded in other assets on our statements of condition as of March 31, 2014 and December 31, 2013.
Federal Funds Sold and Securities Purchased Under Agreements to Resell
These investments are generally short-term (primarily overnight), and the recorded balance approximates fair value. We invest in federal funds with investment-grade counterparties, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of March 31, 2014 and December 31, 2013 were repaid according to the contractual terms or are expected to be repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities under agreements to resell as of March 31, 2014 and December 31, 2013.

Note 9—Derivatives and Hedging Activities
Nature of Business Activity
We are exposed to interest-rate risk primarily from the effect of interest-rate changes on our interest-earning assets and the funding sources that finance these assets. Consistent with FHFA regulation, we enter into interest-rate exchange agreements (derivatives) to manage the interest-rate exposures inherent in otherwise unhedged asset and funding positions, to achieve our risk-management objectives, and to reduce our cost of funds. To mitigate the risk of loss, we monitor the risk to our interest income, net interest margin, and average maturity of interest-earning assets and interest-bearing liabilities. FHFA regulations and our risk management policy prohibit the speculative use of derivatives and limit credit risk arising from these instruments. The use of derivatives is an integral part of our financial and risk management strategy.
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
Options
An option is an agreement between two entities that establishes the rights to engage in a future transaction on some underlying security or other financial asset at an agreed-upon price during a certain period of time or on a specific date. Premiums paid to acquire options in fair value hedging relationships are considered the fair value of the derivative at inception of the hedge and are reported in derivative assets or derivative liabilities.
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
Interest-Rate Cap and Floor Agreements
An interest-rate cap or floor agreement is an agreement with a threshold above or below which a cash flow is generated if the price or rate of an underlying variable rises above or falls below a certain price.
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
Application of Derivatives
We use derivatives in the following ways: (1) by designating them as a fair value hedge of an associated financial instrument or firm commitment and (2) in asset/liability management as an economic or offsetting hedge. Economic hedges are primarily used to manage mismatches between the coupon features of our assets and liabilities. For example, we may use derivatives to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of our assets or to adjust the interest-rate sensitivity of advances or investments to approximate more closely the interest-rate sensitivity of our liabilities. We review our hedging strategies periodically and change our hedging techniques or adopt new hedging strategies as appropriate.
We document at inception all relationships between derivatives designated as hedging instruments and hedged items, including our risk management objectives and strategies for undertaking the various hedging transactions and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to: (1) assets and liabilities on the statements of condition or (2) firm commitments. We also formally assess (both at the hedge's inception and at least quarterly thereafter) whether the derivatives in fair value hedging relationships have been effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. We use regression analysis to assess the effectiveness of our hedges.
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

The following tables summarize the notional amounts and the fair values of our derivatives, including the effect of qualifying netting arrangements and cash collateral as of March 31, 2014 and December 31, 2013. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of March 31, 2014
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$18,799,501	$198,764	$264,122
Interest-rate caps or floors	10,000	—	—
Total derivatives designated as hedging instruments	18,809,501	198,764	264,122
Derivatives not designated as hedging instruments:
Interest-rate swaps	361,000	6,950	3,747
Interest-rate swaptions	700,000	1,830	330
Total derivatives not designated as hedging instruments	1,061,000	8,780	4,077
Total derivatives before netting and collateral adjustments:	$19,870,501	207,544	268,199
Netting adjustments (1)		(149,074)	(149,074)
Cash collateral and related accrued interest		(6,281)	(57,855)
Total netting and collateral adjustments		(155,355)	(206,929)
Derivative assets and derivative liabilities as reported on the statement of condition		$52,189	$61,270

	As of December 31, 2013
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$20,808,725	$240,887	$288,271
Interest-rate caps or floors	10,000	1	—
Total derivatives designated as hedging instruments	20,818,725	240,888	288,271
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,979,583	4,235	3,291
Interest-rate swaptions	400,000	3,424	25
Total derivatives not designated as hedging instruments	2,379,583	7,659	3,316
Total derivatives before netting and collateral adjustments:	$23,198,308	248,547	291,587
Netting adjustments (1)		(172,158)	(172,158)
Cash collateral and related accrued interest		(21,895)	(67,846)
Total netting and collateral adjustments		(194,053)	(240,004)
Derivative assets and derivative liabilities as reported on the statement of condition		$54,494	$51,583

(1)	Amounts represent the effect of legally enforceable netting arrangements that allow the Seattle Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member or counterparty.

The following table presents the components of net (loss) gain on derivatives and hedging activities as presented in the statements of income for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
Net (Loss) Gain on Derivatives and Hedging Activities	2014	2013
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$(907)	$273
Total net (loss) gain related to fair value hedge ineffectiveness	(907)	273
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(89)	371
Interest-rate swaptions	(1,161)	—
Net interest settlements	919	(33)
Offsetting transactions:
Interest-rate swaps	(196)	—
Total net (loss) gain related to derivatives not designated as hedging instruments	(527)	338
Net (loss) gain on derivatives and hedging activities	$(1,434)	$611
The following tables present, by type of hedged item, the (loss) gain on derivatives and the related hedged items in fair value hedging relationships, and the impact of those derivatives on our net interest income for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31, 2014
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$507	$(1,627)	$(1,120)	$(21,247)
AFS securities	(49,624)	47,202	(2,422)	(14,894)
Consolidated obligation bonds	16,109	(13,500)	2,609	30,940
Consolidated obligation discount notes	(75)	101	26	74
Total	$(33,083)	$32,176	$(907)	$(5,127)

	For the Three Months Ended March 31, 2013
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$24,327	$(23,933)	$394	$(21,705)
AFS securities	14,751	(11,630)	3,121	(7,273)
Consolidated obligation bonds	(34,891)	31,651	(3,240)	36,478
Consolidated obligation discount notes	(8)	6	(2)	—
Total	$4,179	$(3,906)	$273	$7,500

(1)	These amounts are reported in other (loss) income.

(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Managing Credit Risk on Derivatives
The Seattle Bank is subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements, and we manage this credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our credit policies and in U.S. Commodity Futures Trading Commission and FHFA regulations. For bilateral derivatives, the degree of credit risk depends on the extent to which netting arrangements are included in our contracts to mitigate the risk. We require collateral agreements with collateral delivery thresholds to be in place for all bilateral counterparties. These agreements include provisions for netting exposures across all transactions with that counterparty. The agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement.
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
    Certain of our bilateral derivative agreements include provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating were lowered by a major credit rating agency, we might be required to deliver additional collateral on certain derivative agreements in net liability positions. The aggregate fair value of all derivative instruments with credit-risk contingent features that were in a liability position as of March 31, 2014 and December 31, 2013 was $119.1 million and $119.4 million, for which we posted collateral of $57.9 million and $67.8 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level (from "AA" to "A") as of March 31, 2014 and December 31, 2013, we would have been required to deliver up to an additional $38.9 million and $31.2 million of collateral to our bilateral derivative counterparties.
For cleared derivatives, the clearinghouse determines initial margin requirements and, generally, credit ratings are not factored into the initial margin. However, clearing members may require additional initial margin to be posted based on credit events, including, but not limited to, credit rating downgrades. We were not required to post additional initial margin by our clearing members as of March 31, 2014.

Offsetting of Derivative Assets and Derivative Liabilities

We present derivative instruments, related cash collateral (including initial and variation margin received or pledged), and associated accrued interest, on a net basis by clearing member and by counterparty when it has met the netting requirements.

The following table presents, as of March 31, 2014 and December 31, 2013, the fair value of gross and net derivative assets and liabilities meeting netting requirements, including the related collateral received from or pledged to counterparties. As of March 31, 2014 and December 31, 2013, we had no derivative instruments not meeting netting requirements.

	As of March 31, 2014		As of December 31, 2013
Offsetting of Derivative Assets and Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(in thousands)
Derivative instruments meeting netting requirements:
Gross recognized amount
Bilateral derivatives	$189,064	$256,615	$218,613	$285,603
Cleared derivatives	18,480	11,584	29,934	5,984
Total gross recognized amount	207,544	268,199	248,547	291,587
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(161,987)	(195,345)	(189,877)	(234,020)
Cleared derivatives	6,632	(11,584)	(4,176)	(5,984)
Total gross amounts of netting adjustments and cash collateral	(155,355)	(206,929)	(194,053)	(240,004)
Net amounts after offsetting adjustments:
Bilateral derivatives	27,077	61,270	28,736	51,583
Cleared derivatives	25,112	—	25,758	—
Total net amounts after offsetting adjustments	52,189	61,270	54,494	51,583
Non-cash collateral received or pledged not offset:
Cannot be sold or repledged: (1)
Bilateral derivatives	19,579	—	16,632	—
Total collateral that cannot be sold or repledged (1)	19,579	—	16,632	—
Net unsecured amount:
Bilateral derivatives	7,498	61,270	12,104	51,583
Cleared derivatives	25,112	—	25,758	—
Total net unsecured amount	$32,610	$61,270	$37,862	$51,583

(1)	Non-cash collateral consists of GSE securities at fair value.

Note 10—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and consolidated obligation discount notes, are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the FHFA authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. For a discussion of the joint and several liability regulation, see Note 12 in our 2013 Financial Statements included in our 2013 10-K. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2014 and through the filing date of this report, we do not believe that it is probable that we will be asked to do so. The par amounts of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were $753.9 billion and $766.8 billion as of March 31, 2014 and December 31, 2013. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf and becomes the primary obligor for the proceeds it receives.

Consolidated Obligation Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds and have original maturities of one year or less. These notes are generally issued at less than their face amount and are redeemed at par value when they mature. The following table summarizes our outstanding consolidated obligation discount notes as of March 31, 2014 and December 31, 2013.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate(1)
(in thousands, except interest rates)
As of March 31, 2014	$15,554,135	$15,555,000	0.06
As of December 31, 2013	$14,989,009	$14,990,400	0.08

(1)	Represents a bond equivalent yield.

Consolidated Obligation Bonds
Redemption Terms
The following table summarizes our outstanding consolidated obligation bonds by contractual term-to-maturity as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014		As of December 31, 2013
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$4,210,000	1.32	$6,001,500	1.05
Due after one year through two years	3,063,660	1.12	1,584,660	0.92
Due after two years through three years	1,532,000	0.67	2,318,500	1.03
Due after three years through four years	1,690,000	1.56	1,565,000	1.59
Due after four years through five years	2,366,650	1.63	2,036,650	1.72
Thereafter	3,820,315	2.92	3,819,810	2.90
Total par value	16,682,625	1.66	17,326,120	1.57
Premiums	3,543		3,846
Discounts	(8,878)		(8,940)
Hedging adjustments	102,708		92,841
Fair value option valuation adjustments	—		20
Total	$16,779,998		$17,413,887

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. We become the primary obligor on consolidated obligation bonds we accept as transfers from other FHLBanks. As of March 31, 2014 and December 31, 2013, we had consolidated obligation bonds outstanding that were transferred from the FHLBank of Chicago with a par value of $132.0 million and an unamortized net premium balance of $113,000 and $242,000. We transferred no consolidated obligation bonds to other FHLBanks for the three months ended March 31, 2014 and 2013.
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

Our consolidated obligation bonds outstanding by call feature consisted of the following as of March 31, 2014 and December 31, 2013.

Par Value of Consolidated Obligation Bonds by Call Feature	As of March 31, 2014	As of December 31, 2013
(in thousands)
Non-callable	$9,239,270	$11,278,270
Callable	7,443,355	6,047,850
Total par value	$16,682,625	$17,326,120

The following table summarizes our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of March 31, 2014 and December 31, 2013.

Par Value of Consolidated Obligation Bonds - Earlier of Term-to-Maturity or Next Call Date	As of March 31, 2014	As of December 31, 2013
(in thousands)
Due in one year or less	$11,508,355	$11,919,350
Due after one year through two years	2,708,660	1,609,660
Due after two years through three years	322,000	1,653,500
Due after three years through four years	250,000	250,000
Due after four years through five years	316,000	316,000
Thereafter	1,577,610	1,577,610
Total par value	$16,682,625	$17,326,120

The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment term as of March 31, 2014 and December 31, 2013.

Par Value of Consolidated Obligation Bonds Outstanding - Interest-Rate Payment Types	As of March 31, 2014	As of December 31, 2013
(in thousands)
Fixed	$12,577,920	$14,456,920
Step-up	2,199,705	1,714,200
Variable	1,675,000	925,000
Capped variable	200,000	200,000
Range	30,000	30,000
Total par value	$16,682,625	$17,326,120

We elect, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation discount notes and consolidated obligation bonds with original maturities of one year or less to assist in mitigating potential income statement volatility that can arise from economic hedging relationships. Prior to entering into a short-term consolidated obligation bond or discount note trade, we perform a preliminary evaluation of the effectiveness of the bond or discount note and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond or discount note. We had no outstanding consolidated obligation bonds or discount notes on which we elected the fair value option as of March 31, 2014. As of December 31, 2013, we had $1.0 billion par value of outstanding consolidated obligation discount notes and $500.0 million par value of outstanding consolidated obligation bonds on which we elected the fair value option. See Note 12 for additional information on these consolidated obligations.
Concessions on Consolidated Obligations
Unamortized concessions included in "other assets" on our statements of condition were $3.0 million as of March 31, 2014 and December 31, 2013. The amortization of these types of concessions included in consolidated obligation interest expense totaled $507,000 and $456,000 for the three months ended March 31, 2014 and 2013.

Note 11—Capital
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value per share	$100	$100
Issue, redemption, repurchase, transfer price between members per share	$100	$100
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (1)	Yes
Statutory redemption period (2)	6 months	5 years
Total outstanding balance (including mandatorily redeemable capital stock):
March 31, 2014	$104,028	$2,471,190
December 31, 2013	$112,062	$2,558,605

(1)	Effective June 1, 2009, the Board suspended the issuance of Class A capital stock.

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
Only Class B capital stock can be used to meet the membership stock purchase requirement. Subject to the limitations specified in the Capital Plan, a member may use Class B capital stock or Class A capital stock to meet its activity stock purchase requirement. Under the Capital Plan, the Board may set the members' advance stock purchase requirement between 2.5% and 6.0% of a member’s outstanding principal balance of advances. For the three months ended March 31, 2014 and 2013, the member activity stock purchase requirement was 4.5%. In addition, the Seattle Bank’s Capital Plan allows the transfer of excess stock between unaffiliated members pursuant to the requirements of the Capital Plan.
Our Capital Plan provides for an excess stock pool, which comprises the aggregate amount of excess capital stock (i.e., stock not being used for membership or activity requirements) held by all of our shareholders. The excess stock pool enables a member, when receiving advances from us, to satisfy its advance stock purchase requirement by relying on capital that is associated with total outstanding excess stock rather than purchasing additional stock in the Seattle Bank. A member may utilize the excess stock pool under the following circumstances: (1) the member owns no additional stock that can be used to capitalize new advances or renew existing advances, (2) the new advance or renewal of an existing advance has a term to maturity of one year or less, (3) the member is utilizing no more than 25.0% of the total amount of the excess stock pool, and (4), the aggregate amount of all stock from the excess stock pool being used by our members to capitalize advances does not exceed 50.0% of the excess stock pool. As of March 31, 2014, members were using the excess stock pool to support $32.8 million in outstanding advances.
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

The following table presents a summary of our mandatorily redeemable capital stock activity for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
Mandatorily Redeemable Capital Stock Activity	2014	2013
(in thousands)
Balance, January 1	$1,747,690	$1,186,204
Capital stock transferred to mandatorily redeemable capital stock, net	8,457	53,953
Repurchases of mandatorily redeemable capital stock	(94,190)	(15,329)
Balance, March 31,	$1,661,957	$1,224,828

The following table presents the amount of mandatorily redeemable capital stock by year of scheduled redemption as of March 31, 2014. The year of redemption in the table reflects (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of March 31, 2014
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$1,520	$23,575
One year through two years	—	30,287
Two years through three years	—	18,570
Three years through four years	—	7,969
Thereafter	—	568,561
Past contractual redemption date due to remaining activity (1)	224	38,615
Past contractual redemption date due to regulatory action (2)	60,744	911,892
Total	$62,488	$1,599,469

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

In April 2013, as a result of a corporate restructuring, Bank of America Oregon, N.A., our then largest borrower, merged into its parent, BANA. At that time, Bank of America Oregon, N.A. ceased to be a member of the Seattle Bank, and all outstanding advances and capital stock were assumed by BANA, a nonmember. Class B capital stock totaling $584.1 million was transferred from equity to mandatorily redeemable capital stock liability. The balance in mandatorily redeemable capital stock is primarily due to the transfer of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase Bank, N.A., a nonmember, and the transfer of Bank of America, Oregon, N.A.'s capital stock. Of the Class A and Class B mandatorily redeemable capital stock shown in the table above, these former members' stock comprises $1.2 billion of the Class B balance.
Capital Concentration
As of March 31, 2014 and December 31, 2013, two former members, BANA and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.), held a combined total of 48% and 49% of our total outstanding capital stock, including mandatorily redeemable capital stock.
Stock Repurchases and Redemptions
In September 2012, we implemented an excess capital stock repurchase program with FHFA non-objection. Since then, we have repurchased a total of $243.6 million of excess capital stock, which is done on a quarterly basis, including $98.9 million in first quarter 2014. In addition, we have repurchased $2.7 million, including $610,000 in first quarter 2014, of excess Class B stock that had been purchased by members on or after October 27, 2010 for activity purposes. Our ability to repurchase excess capital stock meeting these time and purpose criteria could increase the likelihood that members will purchase incremental capital stock to support new advances.
The following table presents the amount of excess capital stock repurchases and redemptions for the three months ended March 31, 2014 and 2013. In addition, although we continue to be restricted from unlimited repurchases and redemptions of capital stock under the terms of the Amended Consent Arrangement, in addition to our quarterly $25 million excess stock repurchases, in first quarter of 2014, we redeemed $74.8 million of excess capital stock on which the redemption waiting period had been satisfied and repurchased $610,000 of excess Class B capital stock originally purchased on or after October 27, 2010 for activity purposes, and which is included in the table below.

	For the Three Months Ended March 31,
Excess Capital Stock Repurchases	2014	2013
(in thousands)
Capital stock classified as equity	$5,309	$10,198
Capital stock classified as mandatorily redeemable capital stock	94,190	15,329
Total	$99,499	$25,527
In April 2014, following FHFA non-objection, we announced that we will repurchase up to $100 million of excess capital stock during second quarter 2014. We will repurchase, on a pro-rata basis, up to $25 million of excess capital stock from across our shareholder base and redeem up to $75 million of excess capital stock on which the redemption waiting period has been satisfied.
Additional Statutory and Regulatory Restrictions on Capital Stock Redemption
Each class of our stock is considered putable by the member and we may repurchase, in our sole discretion, any member's stock investments that exceed the required minimum amount. However, there are significant statutory and regulatory restrictions on the obligation to redeem, or right to repurchase, the outstanding stock. As a result, whether or not a member may have its capital stock in the Seattle Bank repurchased (at our discretion at any time before the end of the redemption period) or redeemed (at a member's request, completed at the end of a redemption period) will depend in part on whether the Seattle Bank is in compliance with those restrictions.
Voting
Each member has the right to vote its capital stock for the election of directors to the Seattle Bank's Board, subject to certain limitations on the maximum number of shares that can be voted, as set forth in applicable law and regulations.
Dividends
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings, unless otherwise prohibited. On February 19, 2014, our Board declared a $0.025 per share cash dividend based on fourth quarter 2013 net income. The dividend, which was paid on February 28, 2014 based on average Class A and Class B stock outstanding during fourth quarter 2013, totaled $672,000, $231,000 of which was recorded as dividends on capital stock and $441,000 of which was recorded as interest expense on mandatorily redeemable capital stock on our statements of income. We declared and paid no dividends on our Class A or Class B capital stock during first quarter 2013.
In addition, on April 17, 2014, our Board declared a $0.025 per share cash dividend, based on first quarter 2014 net income. The dividend, which was paid on April 30, 2014, totaled $665,000, $229,000 of which was recorded as dividends on capital stock and $436,000 of which was recorded as interest expense on mandatorily redeemable capital stock and was based on average Class A and Class B stock outstanding during first quarter 2014.
FHFA regulations limit an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of its total assets. As of March 31, 2014, we had excess capital stock of $1.9 billion, or 5.3%, of our total assets.

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
The following table presents our regulatory capital requirements compared to our actual capital position as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014		As of December 31, 2013
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,333,700	$2,768,730	$1,362,625	$2,845,695
Regulatory capital-to-assets ratio	4.00%	7.97%	4.00%	8.25%
Total regulatory capital (1)	$1,442,219	$2,872,758	$1,434,813	$2,957,757
Leverage capital-to-assets ratio	5.00%	11.81%	5.00%	12.21%
Leverage capital	$1,802,773	$4,257,123	$1,793,516	$4,380,605

(1)	Total regulatory capital includes mandatorily redeemable capital stock and excludes AOCL. The FHFA may require us to maintain capital levels in excess of the regulatory minimum.
Capital Classification
Since September 2012, the Seattle Bank has been determined by the FHFA to be adequately capitalized; however, we remain subject to the requirements stipulated in the Amended Consent Arrangement as discussed below. Until the FHFA determines that we have met the requirements of the Amended Consent Arrangement, we expect to continue to be required to obtain FHFA non-objection prior to redeeming, repurchasing, or paying dividends on capital stock.
Consent Arrangements
In October 2010, the Seattle Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (together with the related agreements, the 2010 Consent Arrangement), which set forth certain requirements regarding our financial performance, capital management, asset composition, and other operational and risk management, and placed restrictions on our redemptions and repurchases of capital stock and our payment of dividends. Since 2010, we have developed and implemented numerous plans and policies to address the 2010 Consent Arrangement requirements and remediate associated supervisory concerns, and our financial performance has improved significantly since then. In November 2013, the Seattle Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FHFA, effective November 22, 2013 (together, with related understandings with the FHFA, the Amended Consent Arrangement), which superseded the 2010 Consent Arrangement. Although the Amended Consent Arrangement requires us to continue adhering to the terms of plans and policies that we adopted to address the 2010 Consent Arrangement requirements, we are no longer subject to other requirements, including minimum financial metrics and detailed monthly tracking and reporting.

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
In December 2013, we submitted our strategic plan to the FHFA, identifying the steps we would take to achieve certain CMA asset benchmarks. Key components of our plan include identifying opportunities to increase advances with both existing and new members and developing programs to increase other CMA assets. We expect that the FHFA's approval of this strategic plan (or a subsequent version of the plan) would satisfy the Amended Consent Arrangement requirement related to the growth of our CMA assets. If we fail to submit a plan acceptable to the FHFA or fall short in the execution of a plan accepted by the FHFA, we could be subject to imposition of additional requirements or conditions by the FHFA, any of which could adversely impact our financial condition and results of operations. The Amended Consent Arrangement will remain in effect until modified or terminated by the FHFA and does not prevent the FHFA from taking any other action affecting the Seattle Bank that, at the sole discretion of the FHFA, it deems appropriate in fulfilling its supervisory responsibilities.
Retained Earnings
Capital Agreement
In 2011, each of the 12 FHLBanks entered into the Joint Capital Enhancement Agreement, as amended (Capital Agreement), which is intended to enhance the capital position of each FHLBank. Under the Capital Agreement, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends. In compliance with our amended Capital Plan, we allocated $2.1 million and $3.2 million of net income to restricted retained earnings and $8.5 million and $12.8 million to unrestricted retained earnings for the three months ended March 31, 2014 and 2013. We reported total retained earnings of $297.5 million as of March 31, 2014, compared to $287.1 million as of December 31, 2013.
Accumulated Other Comprehensive Loss
The following tables present the net change in AOCL for the three months ended March 31, 2014 and 2013.

Net Change in AOCL for the Three Months Ended March 31, 2014 and 2013	Unrealized Gain (Loss) on AFS Securities (Note 3)	Non-credit Portion of OTTI Losses on AFS Securities (Notes 3 and 5)	Non-credit Portion of OTTI Losses on HTM Securities (Notes 4 and 5)	Pension Benefits *	Total AOCL
(in thousands)
Balance, December 31, 2012	$16,093	$(224,061)	$(17,616)	$(884)	$(226,468)
Other comprehensive income (loss) before reclassifications:
Net unrealized gain on securities	8,672	5,368	—	—	14,040
Net change in fair value	—	88,919	—	—	88,919
Accretion of non-credit loss	—	—	818	—	818
Reclassifications from other comprehensive income (loss) to net income:
Net realized gain on securities	—	(903)	—	—	(903)
Non-credit OTTI to credit OTTI	—	342	—	—	342
Amortization - pension and postretirement	—	—	—	15	15
Net current period other comprehensive income	8,672	93,726	818	15	103,231
Balance, March 31, 2013	$24,765	$(130,335)	$(16,798)	$(869)	$(123,237)

Net Change in AOCL for the Three Months Ended March 31, 2014 and 2013 (continued)	Unrealized Gain (Loss) on AFS Securities (Note 3)	Non-credit Portion of OTTI Losses on AFS Securities (Notes 3 and 5)	Non-credit Portion of OTTI Losses on HTM Securities (Notes 4 and 5)	Pension Benefits *	Total AOCL
(in thousands)
Balance, December 31, 2013	$(15,336)	$(41,429)	$(14,418)	$(585)	$(71,768)
Other comprehensive (loss) income before reclassifications:
Net unrealized gain on securities	14,980	37,104	—	—	52,084
Net change in fair value	—	(6,234)	—	—	(6,234)
Accretion of non-credit loss	—	—	740	—	740
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI	—	3	—	—	3
Amortization - pension and postretirement	—	—	—	5	5
Net current period other comprehensive income	14,980	30,873	740	5	46,598
Balance, March 31, 2014	$(356)	$(10,556)	$(13,678)	$(580)	$(25,170)
*    Amortization of pension and post-retirement benefits is recorded in compensation and benefits expense on the statements of income.

Note 12—Fair Value Measurement
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
For instruments carried at fair value, we review the fair value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. We had no transfers between fair value hierarchies for the three months ended March 31, 2014 and 2013.
Fair Value Summary Tables
The Fair Value Summary Tables below do not represent an estimate of the overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities. The following tables summarize the carrying value, fair values, and fair values hierarchy of our financial instruments as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$200	$200	$200	$—	$—	$—
Deposits with other FHLBanks	178	178	178	—	—	—
Securities purchased under agreements to resell	3,000,000	2,999,999	—	2,999,999	—	—
Federal funds sold	5,602,900	5,603,018	—	5,603,018	—	—
AFS securities	6,608,140	6,608,140	—	5,316,093	1,292,047	—
HTM securities	10,101,622	10,123,050	—	9,720,535	402,515	—
Advances	9,860,336	9,923,247	—	9,923,247	—	—
Mortgage loans held for portfolio, net	760,954	782,395	—	782,395	—	—
Accrued interest receivable	41,956	41,956	—	41,956	—	—
Derivative assets	52,189	52,189	—	207,544	—	(155,355)
Other assets (rabbi trust)	2,874	2,874	2,874	—	—	—
Financial liabilities:
Deposits	447,443	447,443	—	447,443	—	—
Consolidated obligations:
Discount notes (1)	15,554,135	15,553,995	—	15,553,995	—	—
Bonds (2)	16,779,998	16,923,365	—	16,923,365	—	—
Mandatorily redeemable capital stock	1,661,957	1,661,957	1,661,957	—	—	—
Accrued interest payable	63,120	63,120	—	63,120	—	—
Derivative liabilities	61,270	61,270	—	268,199	—	(206,929)
Commitments:
Commitments to issue consolidated obligations	—	962	—	962	—	—

	As of December 31, 2013
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$1,459,261	$1,459,261	$1,459,261	$—	$—	$—
Deposit with other FHLBanks	106	106	106	—	—	—
Securities purchased under agreements to resell	1,500,000	1,500,000	—	1,500,000	—	—
Federal funds sold	5,013,000	5,013,058	—	5,013,058	—	—
AFS securities	6,601,503	6,601,503	—	5,323,218	1,278,285	—
HTM securities	9,431,473	9,434,285	—	9,019,859	414,426	—
Advances	10,935,294	10,974,912	—	10,974,912	—	—
Mortgage loans held for portfolio, net	797,620	824,206	—	824,206	—	—
Accrued interest receivable	47,643	47,643	—	47,643	—	—
Derivative assets	54,494	54,494	—	248,547	—	(194,053)
Other assets (rabbi trust)	2,894	2,894	2,894	—	—	—
Financial liabilities:
Deposits	410,112	410,087	—	410,087	—	—
Consolidated obligations:
Discount notes (1)	14,989,009	14,989,092	—	14,989,092	—	—
Bonds (2)	17,413,887	17,493,408	—	17,493,408	—	—
Mandatorily redeemable capital stock	1,747,690	1,747,690	1,747,690	—	—	—
Accrued interest payable	62,892	62,892	—	62,892	—	—
Derivative liabilities	51,583	51,583	—	291,587	—	(240,004)
Commitments:
Commitments to issue consolidated obligations	—	477	—	477	—	—

(1)
Includes $1.0 billion of consolidated obligation discount notes recorded under the fair value option as of December 31, 2013. No consolidated obligation discount notes were recorded under the fair value option as of March 31, 2014.

(2)
Includes $500.0 million of consolidated obligation bonds recorded under the fair value option as of December 31, 2013 and $11.1 billion and $12.3 billion of hedged consolidated obligation bonds recorded at fair value as of March 31, 2014 and December 31, 2013. No consolidated obligation bonds were recorded under the fair value option as of March 31, 2014.

Valuation Techniques and Significant Inputs
Outlined below are our valuation methodologies that involve Level 3 measurements or that have been enhanced during the first quarter of 2014. See Note 17 in our 2013 Financial Statements in our 2013 10-K for information concerning valuation techniques and significant inputs for our other financial assets and financial liabilities.
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

Our valuation technique requires the establishment of a median price for each security. If four prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price) subject to validation of outliers, as discussed below.
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
As of March 31, 2014, four prices were received for a majority of our MBS and the final prices for those securities were computed by averaging the prices received as discussed above. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or in those instances where there were outliers or significant yield variances, our additional analyses), we believe our final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and, given the lack of significant market activity for PLMBS, that the fair value measurements of these securities are classified appropriately as Level 3 within the fair value hierarchy.
As an additional step, we reviewed the final fair value estimates of our PLMBS holdings as of March 31, 2014 for reasonableness using an implied yield test. We calculated an implied yield for each of our PLMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the FHLBanks' OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any material adjustments to the fair value estimates were necessary.
Fair Value Measurements
The following tables present, for each hierarchy level, our assets and liabilities that are measured at fair value on a recurring or non-recurring basis on our statements of condition as of March 31, 2014 and December 31, 2013. We measure TDRs, REO, and certain HTM securities at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., HTM securities are remeasured when an OTTI charge is recognized).

	As of March 31, 2014
Fair Value Measurements	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral (1)
(in thousands)
Recurring fair value measurements:
AFS securities:
PLMBS	$1,292,047	$—	$—	$1,292,047	$—
Other U.S. agency obligations	3,595,445	—	3,595,445	—	—
GSE obligations	1,720,648	—	1,720,648	—	—
Derivative assets (interest-rate related)	52,189	—	207,544	—	(155,355)
Other assets (rabbi trust)	2,874	2,874	—	—	—
Total recurring assets at fair value	$6,663,203	$2,874	$5,523,637	$1,292,047	$(155,355)
Derivative liabilities (interest-rate related)	$61,270	$—	$268,199	$—	$(206,929)
Total recurring liabilities at fair value	$61,270	$—	$268,199	$—	$(206,929)
Non-recurring fair value measurements:
Mortgage loans (TDRs)	$721	$—	$721	$—	$—
REO	581	—	—	581	—
Total non-recurring assets at fair value	$1,302	$—	$721	$581	$—

	As of December 31, 2013
Fair Value Measurements	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral (1)
(in thousands)
Recurring fair value measurements:
AFS securities:
PLMBS	$1,278,285	$—	$—	$1,278,285	$—
Other U.S. agency obligations	3,403,163	—	3,403,163	—	—
GSE obligations	1,920,055	—	1,920,055	—	—
Derivative assets (interest-rate related)	54,494	—	248,547	—	(194,053)
Other assets (rabbi trust)	2,894	2,894	—	—	—
Total recurring assets at fair value	$6,658,891	$2,894	$5,571,765	$1,278,285	$(194,053)
Consolidated obligations:
Discount notes	$999,890	$—	$999,890	$—	$—
Bonds	500,020	—	500,020	—	—
Derivative liabilities (interest-rate related)	51,583	—	291,587	—	(240,004)
Total recurring liabilities at fair value	$1,551,493	$—	$1,791,497	$—	$(240,004)
Non-recurring fair value measurements:
REO	$1,980	$—	$—	$1,980	$—
Total non-recurring assets at fair value	$1,980	$—	$—	$1,980	$—

(1)
Amounts that are subject to netting arrangements, other agreements, or operation of law that meet netting requirements and also cash collateral and related accrued interest held or placed with the same clearing member or counterparty.

The following table presents a reconciliation of our AFS PLMBS that are measured at fair value on our statements of condition on a recurring basis using significant unobservable inputs for the three months ended March 31, 2014 and 2013.

	AFS PLMBS
	For the Three Months Ended March 31,
Fair Value Measurements Using Significant Unobservable Inputs	2014	2013
(in thousands)
Balance, beginning of period	$1,278,285	$1,293,764
Gain on sale of AFS securities	—	903
OTTI credit loss recognized in earnings	(3)	(342)
Credit loss accretion and related interest income	5,692	3,944
Unrealized gains in AOCL	30,873	93,726
Sales	—	(41,799)
Settlements	(22,800)	(49,695)
Balance, end of period	$1,292,047	$1,300,501

Fair Value Option
The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, and unrecognized firm commitments not previously carried at fair value. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Interest income and interest expense carried on advances and consolidated obligations at fair value are recognized solely on the par value or face amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other expense.
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
The following tables present the activity on our consolidated obligation bonds and discount notes on which we elected the fair value option for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
Consolidated Obligation Bonds on Which Fair Value Option Has Been Elected	2014	2013
(in thousands)
Balance, beginning of the period	$500,020	$499,986
New transactions elected for fair value option	—	250,000
Maturities and terminations	(500,000)	—
Net change in fair value adjustments on financial instruments held under fair value option	(20)	(7)
Balance, end of the period	$—	$749,979

	For the Three Months Ended March 31,
Consolidated Obligation Discount Notes on Which Fair Value Option Has Been Elected	2014	2013
(in thousands)
Balance, beginning of the period	$999,890	$1,249,442
New transactions elected for fair value option	—	100,000
Maturities and terminations	(1,000,000)	—
Net change in fair value adjustments on financial instruments held under fair value option	110	429
Unaccreted premium/discount	—	(69)
Balance, end of the period	$—	$1,349,802

For items recorded under the fair value option, only the related contractual interest income or contractual interest expense is recorded as part of net interest income on the statements of income. The changes in fair value for instruments on which the fair value option has been elected are recorded as “net loss on financial instruments under fair value option” in the statements of income. We determined that no instrument-specific credit-risk adjustments to the fair values of our consolidated obligation bonds and discount notes recorded under the fair value option for credit risk were required as of March 31, 2014 and December 31, 2013.
The following table presents the difference between the aggregate unpaid balance outstanding and the aggregate fair value for consolidated obligation bonds and discount notes, as applicable, for which the fair value option has been elected as of December 31, 2013. We had no outstanding bonds or discount notes recorded under the fair value option as of March 31, 2014.

	As of December 31, 2013
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Under Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation discount notes	$1,000,000	$999,890	$(110)
Consolidated obligation bonds	500,000	500,020	20
Total	$1,500,000	$1,499,910	$(90)

Note 13—Transactions with Related Parties and Other FHLBanks
Transactions with Members
The Seattle Bank is a cooperative and our capital stock is held by current members and former members. Former members include certain non-members that own Seattle Bank capital stock as a result of a merger or acquisition of a Seattle Bank member (or former member). Former members and certain nonmembers are required to maintain their investment in our capital stock until their outstanding transactions have matured or are paid off and their capital stock is redeemed in accordance with our Capital Plan or regulatory requirements (see Note 11 for additional information).
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
The following tables set forth significant outstanding balances as of March 31, 2014 and December 31, 2013, and the income effect for the three months ended March 31, 2014 and 2013, resulting from related party transactions.

Balances with Related Parties	As of March 31, 2014	As of December 31, 2013
(in thousands)
Assets:
Federal funds sold	$—	$215,000
AFS securities	487,509	485,094
HTM securities	139,260	146,286
Advances (par value)	3,384,113	4,081,877
Mortgage loans held for portfolio	588,935	616,191
Liabilities and capital:
Deposits	3,385	3,078
Mandatorily redeemable capital stock	1,306,997	1,374,802
Class B capital stock	86,507	88,025
Class A capital stock	1,192	1,212
Accumulated other comprehensive income (loss)	7,017	(4,952)
Other:
Notional amount of derivatives	5,869,561	6,302,913

	For the Three Months Ended March 31,
Income and Expense with Related Parties	2014	2013
(in thousands)
Income (loss):
Advances, net *	$(3,905)	$(5,116)
Securities purchased under agreements to resell	—	651
Federal funds sold	39	179
AFS securities	3,076	2,478
HTM securities	401	759
Mortgage loans held for portfolio	8,004	10,399
Net OTTI loss, credit portion	—	(158)
Total	$7,615	$9,192

*	Includes prepayment fee income and the effect of associated derivatives with related parties or their affiliates hedging advances with both related parties and non-related parties.

Transactions with Other FHLBanks
From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. We had no transactions with other FHLBanks during the three months ended March 31, 2014 and 2013.
As of March 31, 2014 and December 31, 2013, we had $178,000 and $106,000 on deposit with the FHLBank of Chicago for shared FHLBank System expenses and MPF Xtra program fees.
In December 2013, we entered into a three-month, renewable $150.0 million letter of credit participation with the FHLBank of Atlanta, which matured during first quarter 2014. The fees earned on the letter of credit participation were not material for the three months ended March 31, 2014.
In 2013, we began offering the MPF Xtra product to our members. Through a purchase price adjustment, the FHLBank of Chicago receives a transaction fee for its administrative activities for the loans sold to Fannie Mae, and we receive a nominal fee from the FHLBank of Chicago for facilitating the sale of loans by Seattle Bank PFIs through the MPF Xtra product. In the first quarter of 2014, Seattle Bank PFIs delivered $1.9 million of mortgage loans to the FHLBank of Chicago. The fees received by the FHLBank of Chicago and the fees we earned on the mortgage loans sold through the MPF Xtra product were not material for the three months ended March 31, 2014.
We may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability of another FHLBank rather than have new debt issued on our behalf by the Office of Finance. For information on debt transfers to or from other FHLBanks, see Note 10.

Note 14—Commitments and Contingencies
The following table summarizes our commitments outstanding that are not recorded on our statements of condition as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014			As of December 31, 2013
Notional Amount of Unrecorded Commitments	Expire Within One Year	Expire After One Year	Total	Total
(in thousands)
Standby letters of credit outstanding (1)	$429,908	$20,589	$450,497	$490,866
Commitments to fund additional advances	1,500	—	1,500	200
Unsettled consolidated obligation bonds, at par (2)	205,000	—	205,000	315,000
Unsettled consolidated discount notes, at par	—	—	—	300,000
Other commitments (3)	—	—	—	302,000
Total	$636,408	$20,589	$656,997	$1,408,066

(1)	Excludes unconditional commitments to issue standby letters of credit of $10.0 million as of March 31, 2014 and December 31, 2013.

(2)	As of March 31, 2014 and December 31, 2013, $205.0 million and $65.0 million of our unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

(3)
Includes $152.0 million of commitments to purchase investment securities and $150.0 million of letter of credit participation with FHLBank of Atlanta as of December 31, 2013. We had no similar commitments outstanding as of March 31, 2014.

As of March 31, 2014, we had $250.0 million investment securities traded but not yet settled. We had no similar unsettled investment security purchases as of December 31, 2013.
Commitments to Extend Credit
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Seattle Bank and a member. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. As of March 31, 2014, the original terms of our outstanding standby letters of credit, including related commitments, ranged from 34 days to 7 years, including a final expiration in 2017.
In addition, we enter into commitments that legally bind us to fund additional advances. These commitments generally are for periods of up to 12 months. Unearned fees for standby letter of credit-related transactions are recorded in "other liabilities" and totaled $208,000 and $306,000 as of March 31, 2014 and December 31, 2013. We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members and have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on our analyses and collateral requirements, we did not consider it necessary to record an allowance for credit losses on these commitments.
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
Further discussion of other commitments and contingencies is provided in Notes 6, 9, 10, 11, and 12.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This report contains forward-looking statements that are subject to risk and uncertainty. These statements describe the expectations, beliefs, plans, strategies, and objectives of the Federal Home Loan Bank of Seattle (Seattle Bank) regarding future events, conditions, and developments, including future operational results, changes in asset levels, and use of our products. The words "will," "expect," "intend," "may," "could," "should," "anticipate," and words of similar nature are intended in part to help identify forward-looking statements.
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
Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others:

•
decreases in advance demand due to a decline in our members' need for funding or use of alternative sources of wholesale funding, or member failures, mergers, consolidations, or withdrawals from membership;

•
our ability to attract new members and our existing members' willingness to transact business with us, which may be adversely affected by, among other things, our inability to repurchase or redeem capital stock or pay dividends without Federal Housing Finance Agency (FHFA) non-objection;

•
adverse changes in credit quality or market prices of our mortgage-related assets and liabilities, home price declines or increases that exceed or fall short of our expectations, changes in assumptions or timing of cash flows, or other factors that could affect our financial instruments, particularly our private-label mortgage-backed securities (PLMBS), and could cause additional other-than-temporary impairment (OTTI) losses on our PLMBS, losses of market value, or other losses;

•
actions taken by governmental entities, including the U.S. Congress, the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), the FHFA, or the Federal Deposit Insurance Corporation (FDIC), affecting housing finance reform, the Federal Home Loan Bank (FHLBank) System (FHLBank System), or our core mission activity (CMA) assets, or other action that could affect the capital and credit markets or our business;

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

•
our failure to identify, manage, mitigate, or remedy risks that could adversely affect our operations, including, among others, credit and collateral management and operational risks arising from our information technology;

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

Overview
This discussion and analysis reviews our financial condition as of March 31, 2014 and December 31, 2013 and our results of operations for the three months ended March 31, 2014 and 2013. It should be read in conjunction with our financial statements and condensed notes for the three months ended March 31, 2014 and 2013 included in "Part I. Item 1. Financial Statements" in this report and our annual report on Form 10-K for the year ended December 31, 2013 (2013 10-K). In addition, the effect of our change to the contractual method for amortizing premiums and accreting discounts on our mortgage loans held for portfolio has been reported through retroactive application of the change in accounting principle to all periods presented. See Note 1 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for a tabular presentation of the effect of the change on our financial statements as of and for the three months ended March 31, 2013. Our financial condition as of March 31, 2014 and our results of operations for the three months ended March 31, 2014 are not necessarily indicative of the financial condition and results of operations that may be expected as of or for the year ending December 31, 2014 or for any other future dates or periods.
The Seattle Bank, one of 12 federally chartered FHLBanks, is a member-owned financial cooperative that serves regulated depositories, insurance companies, and community development financial institutions located within our district. Like other FHLBanks, our mission is to provide liquidity and funding to members and eligible non-shareholder housing associates, so they can meet the housing and other credit needs of their communities. We further fulfill our mission of supporting housing finance and economic development by investing in mortgage-backed securities (MBS) and debt obligations that increase our CMA assets (which include advances, certain housing finance agency obligations, and acquired member assets, such as mortgage loans) and provide for a profitable and stable cooperative. We also provide, through our members and other entities, direct subsidy grants and low- or no-interest loans to benefit individuals and communities at or below 80% of their area's median income.
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
Financial Condition and Results - First Quarter 2014 Highlights
First Quarter 2014 Market Conditions
U.S. economic indicators reflected mixed, but generally stable or improving, trends in first quarter 2014 from year-end 2013. Improvements in certain U.S. labor market and factory output measures in first quarter 2014 were tempered by slowing in the housing market and retail sales growth, which were impacted by, among other things, seasonality and adverse weather conditions. As in 2013, short-term interest rates remained very low during first quarter 2014. In March 2014, the Federal Reserve's Federal Open Market Committee (FOMC) updated its forward guidance related to its monetary policy accommodations, removing the previously specified 6.5% unemployment target and indicating that it would continue to assess progress—both realized and expected—toward its objectives relating to maximum employment and 2% inflation. The FOMC also announced that, beginning in May 2014, it would further reduce its monthly purchases of U.S. Treasury securities and MBS purchases by $10 billion per month, the third such reduction in 2014. The continued uncertainty around the timing of changes to the FOMC's monetary policy accommodations and the economic recovery in general, have resulted in, and are expected to continue to result in, increased volatility in the financial markets.
Financial Condition and Operating Results
As of March 31, 2014, we had total assets of $36.1 billion, total outstanding regulatory capital stock of $2.6 billion, and retained earnings of $297.5 million, compared to total assets of $35.9 billion, total outstanding regulatory capital stock of $2.7 billion, and retained earnings of $287.1 million as of December 31, 2013.
Our outstanding advances decreased to $9.9 billion as of March 31, 2014, from $10.9 billion as of December 31, 2013, primarily due to the maturity of $750.0 million in Bank of America, N.A. (BANA) advances. Overall in first quarter 2014, our members' demand for advances continued to be negatively impacted by high levels of retail deposits and a decline in retail loan activity. As of March 31, 2014, our investments increased to $25.3 billion, from $22.5 billion as of December 31, 2013, primarily because at year-end 2013, there was a temporary shortage of overnight investment opportunities in the financial markets resulting in a temporary reduction in our investments.
Net income for the three months ended March 31, 2014 was $10.7 million, compared to $16.0 million for the same period in 2013. Net income for the three months ended March 31, 2014, compared to the same period in 2013, was unfavorably impacted by lower net interest income after provision (benefit) for credit losses, higher net losses on our derivatives and hedging activities, and higher operating expenses. Net income in both periods was favorably impacted by the accretion of previously recorded OTTI credit losses due to increased yields on previously impaired PLMBS with significant increases in cash flows. The accretion attributable to the increases in expected cash flows, which is recorded in investment income, totaled $5.7 million and $4.0 million for the three months ended March 31, 2014 and 2013. See "Results of Operations for the Three Months Ended March 31, 2014 and 2013—Net Interest Income—Interest Income—Investments" for additional information.
Net interest income after provision (benefit) for credit losses for the three months ended March 31, 2014 decreased to $31.5 million, from $34.6 million in first quarter 2013, primarily due to lower interest income on mortgage loans held for portfolio and advances, partially offset by increased interest income on investments. The change in interest income on mortgage loans held for portfolio was primarily due to lower average balances, and the change in interest income on advances and investments was primarily driven by changes in yields.
We recorded a net loss of $1.4 million on our derivatives and hedging activities in first quarter 2014, compared to a net gain of $611,000 in the same period in 2013. The change was primarily the result of temporary ineffectiveness of our fair value hedges and changes in the fair value of swaptions that were economically hedging our assets and liabilities. Operating expenses increased by $1.5 million for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to increases in compensation and benefits expense, which were partially offset by decreases in our occupancy costs and other operating expenses.
We repurchased $99.5 million of excess stock in first quarter 2014 and paid a $0.025 per share cash dividend in February 2014. The dividend, totaling $672,000, was based on our fourth quarter 2013 financial results and was calculated on average Class A and Class B stock outstanding during fourth quarter 2013.
In April 2014, based on the bank's first quarter 2014 financial results, our Board of Directors (Board) declared a $0.025 per share cash dividend, which was paid on April 30, 2014, based on average Class A and Class B stock outstanding during first quarter 2014. In addition, we announced that we will repurchase up to $100 million of excess capital stock during second quarter 2014.
Consent Arrangements
In October 2010, the Seattle Bank entered into the 2010 Consent Arrangement, which set forth certain requirements regarding our financial performance, capital management, asset composition, and other operational and risk management, and placed restrictions on our redemptions and repurchases of capital stock and our payments of dividends. Since 2010, we have developed and implemented numerous plans and policies to address the 2010 Consent Arrangement requirements and remediate associated supervisory concerns, and our financial performance has improved significantly since then. In November 2013, the Seattle Bank entered into the Amended Consent Arrangement with the FHFA, which superseded the 2010 Consent Arrangement. Although the Amended Consent Arrangement requires us to continue adhering to the terms of plans and policies that we adopted to address the 2010 Consent Arrangement requirements, we are no longer subject to other requirements, including minimum financial metrics and detailed monthly tracking and reporting.
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
For the remainder of 2014, we expect to face a number of ongoing challenges, including subdued advance demand, while our member financial institutions continue to experience high levels of liquidity and less-than-robust loan growth. Until those conditions change, our opportunities for advance growth will be limited.
Recent Legislative and Regulatory Developments
The legislative and regulatory environments in which the FHLBanks and their members operate continue to evolve as a result of regulations enacted pursuant to the Housing and Economic Recovery Act of 2008 (Housing Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010, and the reforms of the Basel Committee on Banking Supervision (Basel Committee). Further, we continue to monitor changes proposed as the U.S. Congress considers legislation to reform the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and other aspects of housing finance. Our business operations, funding costs, rights and obligations, and the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the three months ended March 31, 2014 are summarized below.
FHFA Developments
Proposed Rule on Responsibilities of Boards of Directors, Corporate Practices, and Corporate Governance Matters
On January 28, 2014, the FHFA published a proposed rule to relocate and consolidate existing FHFA and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae, Freddie Mac, and the FHLBanks (each, a regulated entity). The proposed rule would make certain amendments or additions to the corporate governance rules applicable to the FHLBanks, including provisions to:

•
Revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve, including requirements that each regulated entity adopts an enterprise-wide risk-management program and appoints a chief risk officer with certain enumerated responsibilities;

•
Require each regulated entity to maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or board committee);

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

Comments on the proposed rule are due by May 15, 2014, and the FHLBanks expect to submit a joint comment letter prior to the end of the comment period.
Final Rule on Executive Compensation
On January 28, 2014, the FHFA issued a final rule setting forth requirements and processes regarding compensation provided to executive officers by FHLBanks and the Office of Finance. The final rule addresses the authority of the Director of the FHFA to review the compensation arrangements of executive officers of the FHLBanks and the Office of Finance and prohibits an FHLBank or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. The final rule also addresses the Director of the FHFA's authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. Failure by an FHLBank or the Office of Finance to comply with the rule may cause supervisory action by the FHFA. The final rule became effective on February 27, 2014.
Final Rule on Golden Parachutes
On January 28, 2014, the FHFA issued a final rule setting forth the standards that it will consider when limiting or prohibiting golden parachute payments. The final rule more closely conforms the existing FHFA regulations on golden parachutes with FDIC golden parachute regulations and further limits golden parachute payments made by the Office of Finance or an FHLBank with a less-than-satisfactory composite FHFA examination rating. The final rule became effective on February 27, 2014.
Other Significant Developments
Basel Committee - Proposed Liquidity Coverage Ratio
In October 2013, the financial regulators issued a proposed rule specifying a minimum liquidity coverage ratio (LCR) applicable to all internationally active banking organizations, bank holding companies, systemically important, non-bank financial institutions designated for Federal Reserve supervision, certain savings and loan holding companies, depository institutions with more than $250 billion in total assets or more than $10 billion in on-balance sheet foreign exposure, and such depository institutions’ consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. Among other things, the proposed rule defines various categories of high quality, liquid assets (HQLAs) for purposes of satisfying the LCR, and these HQLAs are further categorized into Level 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category. As proposed, FHLBank System consolidated obligations would be categorized as Level 2A HQLAs. This classification could adversely impact investor demand for consolidated obligations because their treatment will be less favorable than the treatment of Level 1 HQLAs, potentially resulting in increased funding costs and, in turn, adversely impacting our financial condition and results of operations. Comments on the proposed rule were due by January 31, 2014.

Selected Financial Data

The following selected financial data for the Seattle Bank should be read in conjunction with “Part I. Item 1. Financial Statements,” included in this report, as well as the bank's 2013 10-K, including the financial statements and related notes for the years ended December 31, 2013, 2012, and 2011 (2013 Financial Statements). Our change to the contractual method for amortizing premiums and accreting discounts on our mortgage loans has been reported through retroactive application of the change in accounting principle to all periods presented.

Selected Financial Data	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
(in millions, except percentages)
Statements of Condition (at period end)
Total assets	$36,055	$35,870	$37,238	$38,016	$36,562
Investments (1)	25,313	22,546	25,452	25,488	25,442
Advances	9,860	10,935	10,800	11,447	9,966
Mortgage loans held for portfolio, net (2) (3)	761	798	841	913	983
Deposits and other borrowings	447	410	461	479	470
Consolidated obligations:
Discount notes	15,554	14,989	14,573	15,799	17,877
Bonds	16,780	17,414	18,915	18,429	15,152
Total consolidated obligations	32,334	32,403	33,488	34,228	33,029
Mandatorily redeemable capital stock	1,662	1,748	1,770	1,791	1,225
Affordable Housing Program (AHP) payable (3)	21	20	20	20	19
Capital stock:
Class A capital stock - putable	42	45	48	51	55
Class B capital stock - putable	872	878	875	872	1,454
Total capital stock	914	923	923	923	1,509
Retained earnings:
Unrestricted (3)	245	236	225	208	200
Restricted (3)	53	51	48	44	42
Total retained earnings (3)	298	287	273	252	242
Accumulated other comprehensive loss (AOCL)	(26)	(72)	(120)	(112)	(124)
Total capital (3)	1,186	1,138	1,076	1,063	1,627
Statements of Income (for the quarter ended)
Interest income (3)	$68	$70	$71	$70	$71
Net interest income after provision (benefit) for credit losses (3)	31	33	37	34	34
Other (loss) income	—	6	4	(2)	2
Other expense	19	23	18	21	18
Income before assessments (3)	12	16	23	11	18
Assessments (3)	1	2	2	1	2
Net income (3)	11	14	21	10	16
Financial Statistics (for the quarter ended) (3)
Return on average equity	3.69%	5.01%	7.99%	3.79%	3.97%
Return on average assets	0.12%	0.15%	0.22%	0.11%	0.18%
Average equity to average assets	3.17%	2.96%	2.79%	2.95%	4.55%
Regulatory capital ratio (4)	7.97%	8.25%	7.97%	7.80%	8.14%
Net interest margin (5)	0.35%	0.36%	0.38%	0.37%	0.39%
Market value of equity (MVE) to par value of capital stock (PVCS) ratio	109.13%	107.67%	104.52%	103.95%	100.15%
Return on PVCS vs. one-month London Interbank Offered Rate (LIBOR) (6)	147	188	291	133	215
CMA assets to consolidated obligations	38.11%	41.51%	38.56%	39.83%	36.30%

Selected Financial Data (continued)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
(in millions, except percentages)
Dividends (for the quarter ended)
Dividends paid in cash (7)	$0.2	$0.2	$0.2	$—	$—
Dividends on mandatorily redeemable stock recorded as interest expense	0.4	0.4	0.5	—	—
Annualized dividend rate: (8)	0.10%	0.10%	0.10%	—%	—%
Class A stock - putable	0.10%	0.10%	0.10%	—%	—%
Class B stock - putable	0.10%	0.10%	0.10%	—%	—%
Dividend payout ratio (9)	2.16%	1.67%	1.09%	—%	—%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, available-for-sale (AFS) and held-to-maturity (HTM) securities, and loans to other FHLBanks.
(2)
Mortgage loans held for portfolio, net includes allowance for credit losses of $1.1 million as of March 31, 2014, $934,000 as of December 31, 2013, $1.2 million as of September 30, 2013, and $2.2 million as of June 30, 2013 and March 31, 2013.

(3)
The following line items reflect the retroactive application of our change in accounting principle to the contractual method for amortizing premiums and accreting discounts on our mortgage loans held for portfolio for all periods presented: (1) Statements of Condition: mortgage loans held for portfolio, net, AHP payable, unrestricted retained earnings, restricted retained earnings, total retained earnings, and total capital; (2) Statements of Income: interest income, net interest income after provision (benefit) for credit losses, income before assessments, assessments, and net income; and (3) all financial statistics. For additional information and financial impact as of and for the three months ended March 31, 2013, see Note 1 in "Part I. Item 1. Financial Statements - Condensed Notes to Financial Statements."

(4)
Regulatory capital ratio is defined as period-end regulatory capital (i.e., permanent capital, Class A capital stock, and general allowance for losses) expressed as a percentage of period-end total assets.

(5)	Net interest margin is defined as net interest income for the period, expressed as a percentage of average earning assets for the period.
(6)	Return on PVCS vs. one-month LIBOR is expressed in basis points.
(7)	Dividends paid in cash were $231,000 for the quarter ended March 31, 2014 and $232,000 for the quarters ended December 31, 2013 and September 30, 2013. We paid no dividends in the first half of 2013.
(8)	Annualized dividend rates are dividends paid in cash and stock, divided by the average balance of capital stock eligible for dividends during the year.
(9)
Dividend payout ratio is defined as dividends in the period expressed as a percentage of net income in the period. Ratio excludes dividends on mandatorily redeemable capital stock, which is recorded as interest expense.

Financial Condition as of March 31, 2014 and December 31, 2013
Our assets principally consist of advances, investments, and mortgage loans. Our advances balance and our advances as a percentage of total assets as of March 31, 2014 decreased to $9.9 billion and 27.4%, from $10.9 billion and 30.5%, as of December 31, 2013. As of March 31, 2014, our investments balance and investments as a percentage of total assets increased to $25.3 billion and 70.2%, from $22.5 billion and 62.9% as of December 31, 2013, primarily because at year-end 2013, there was a temporary shortage of overnight investment opportunities in the financial markets resulting in a temporary reduction in our investments. The balance of our mortgage loans outstanding continued to decline due to receipt of principal payments.
We obtain funding to support our business primarily through the issuance, by the Office of Finance as our agent, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.

The following table summarizes our major categories of assets, liabilities, and capital as a percentage of total assets as of March 31, 2014 and December 31, 2013.

	As of	As of
Major Categories of Assets, Liabilities, and Capital as a Percentage of Total Assets	March 31, 2014	December 31, 2013
(in percentages)
Assets
Advances *	27.4	30.5
Investments:
Short-term	27.1	18.9
CMA investments *	4.7	4.8
Other medium-/long-term	38.4	39.2
Subtotal	70.2	62.9
Mortgage loans *	2.1	2.2
Other assets	0.3	4.4
Total	100.0	100.0
Liabilities and Capital
Consolidated obligations	89.7	90.3
Deposits	1.2	1.1
Mandatorily redeemable capital stock	4.6	4.9
Other liabilities	1.2	0.5
Total capital	3.3	3.2
Total	100.0	100.0

*	CMA assets. CMA investments include certain housing finance agency obligations. Our ratio of CMA assets-to-consolidated obligations as of March 31, 2014 and December 31, 2013 was 38.1% and 41.5%.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances
As of March 31, 2014, total advances outstanding decreased by 9.8%, to $9.9 billion, from $10.9 billion as of December 31, 2013, primarily due to the maturity of $750.0 million in Bank of America, N.A. (BANA) advances. Overall in first quarter 2014, our members' demand for advances continued to be negatively impacted by high levels of retail deposits and low retail loan activity.
The following table summarizes the par value of our advances outstanding by member type as of March 31, 2014 and December 31, 2013.

	As of	As of
Par Value of Advances by Member Type	March 31, 2014	December 31, 2013
(in thousands)
Commercial banks	$3,068,100	$3,293,766
Thrifts	2,835,132	2,921,831
Credit unions	523,651	524,644
Total member advances	6,426,883	6,740,241
Housing associates	18,055	18,584
Nonmember borrowers	3,310,691	4,068,696
Total par value of advances	$9,755,629	$10,827,521

A large percentage of our advances is held by a limited number of borrowers. Changes in this group's borrowing decisions and ability to continue borrowing have affected and can still significantly affect the amount of our advances outstanding. We expect that our advances will be concentrated with our largest borrowers for the foreseeable future.

In April 2013, Bank of America Oregon, N.A., our then-largest borrower, merged into its parent, BANA. At that time, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's business activity will eventually decline to zero as the outstanding advances mature. As currently structured, approximately 98% of BANA's $3.1 billion in outstanding advances will mature in 2015 and 2016.
The following table provides the par value of outstanding advances and percentage of total par value of outstanding advances of our top five borrowers (at the holding company level) as of March 31, 2014 and December 31, 2013. Due to the number of member institutions that are part of larger holding companies, we believe this aggregation provides greater visibility into borrowing activity at the Seattle Bank than would a listing of advances by individual member institutions.

	As of March 31, 2014		As of December 31, 2013
Top Five Borrowers by Holding Company Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America Corporation (1)	$3,075,805	31.5	$3,826,598	35.4
Washington Federal, Inc.	1,930,000	19.8	1,930,000	17.8
Sterling Financial Corporation (2)	974,844	10.0	1,144,870	10.6
Glacier Bancorp, Inc.	681,526	7.0	834,940	7.7
HomeStreet, Inc.	346,590	3.6	446,590	4.1
Total	$7,008,765	71.9	$8,182,998	75.6

(1)	Nonmember borrower as of April 1, 2013.
(2)	In April 2014, Sterling Financial Corporation and the holding company for Umpqua Bank, two of the larger members and borrowers of the Seattle Bank, merged.
As of March 31, 2014 and December 31, 2013, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers as listed above was approximately 30 and 28 months.
Fixed interest-rate and structured advances (i.e., advances that include optionality) as a percentage of total par value of advances increased to 67.0% as of March 31, 2014, compared to 63.4% as of December 31, 2013, primarily due to the maturity of $750.0 million of BANA variable interest-rate advances. The total par value and percentage to total advances of our outstanding advances maturing in one year or less increased to $3.1 billion and 31.6% as of March 31, 2014, from $2.7 billion and 25.0% as of December 31, 2013.

The following table summarizes our advance portfolio by product type as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014		As of December 31, 2013
Advances Outstanding by Product Type	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable interest-rate advances:
Cash management	$208,410	2.1	$202,820	1.9
Adjustable interest-rate	3,000,000	30.8	3,750,000	34.6
Capped floater	10,000	0.1	10,000	0.1
Fixed interest-rate advances:
Non-amortizing	4,720,063	48.4	5,068,758	46.8
Amortizing	421,640	4.3	382,927	3.5
Fixed interest rate with symmetrical prepayment option	442,500	4.5	442,500	4.1
Putable:
Non-knockout	623,016	6.4	635,516	5.9
Knockout	270,000	2.8	275,000	2.5
Floating-to-fixed convertible (after conversion date)	60,000	0.6	60,000	0.6
Total par value	$9,755,629	100.0	$10,827,521	100.0

The following table summarizes our advance portfolio by interest payment terms to maturity as of March 31, 2014.

	As of March 31, 2014
Interest Payment Terms to Maturity	Fixed	Variable	Total
(in thousands)
Due in one year or less	$1,373,085	$1,708,410	$3,081,495
Due after one year	5,164,134	1,510,000	6,674,134
Total par value	$6,537,219	$3,218,410	$9,755,629

The total weighted-average interest rate on our advance portfolio increased to 1.53% as of March 31, 2014, from 1.40% as of December 31, 2013. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing).
Member Demand for Advances
Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, regulation, and our members' liquidity and wholesale funding needs. Our members regularly evaluate their other funding options relative to our advance products and pricing. Demand for advances remained subdued in first quarter 2014 due to high levels of retail deposits and low retail loan demand. It is unclear how uncertainty regarding, among other things, the timing and magnitude of increases in long-term interest rates and other economic concerns will impact advance demand from our members in future periods. In addition, we expect the balance of outstanding advances to continue to be negatively impacted by the April 2013 loss of our then-largest borrower, Bank of America Oregon, N.A, and its subsequent inability to borrow from the Seattle Bank and, potentially, from the April 2014 merger of the holding companies of Sterling Savings Bank and Umpqua Bank.
We periodically review our advance pricing structure to determine whether it remains competitive and complies with regulatory requirements. Our current advance pricing structure includes posted-rate pricing, including window and auction pricing, and differential pricing. Window pricing indications are published daily on our bank website, and auction funding is typically available two times per week when the Seattle Bank participates in issuances of consolidated obligation discount notes through the Office of Finance as our agent. Although auction pricing borrowers can generally borrow at a lower interest rate than the window posted rates, borrowers do not know the interest rate of an auction-priced advance until the auction is complete. The differential pricing option, under which borrowers can request an advance rate lower than our posted rates, is administered by specified bank employees within parameters established by our asset and liability management committee (consisting of Seattle Bank employees) under authority delegated by our president and chief executive officer and overseen by the Board. The differential pricing option enables the bank to compete with lower interest-rate funding available to those members that have alternative wholesale funding and other funding sources that may be offering lower interest rates.
Our members' use of window pricing significantly increased during first quarter 2014 compared to the same period in 2013, with aggregate offsetting decreases in differential and auction pricing, primarily due to more favorable pricing execution on the window pricing option and to the inability of Bank of America Oregon, N.A., a significant user of differentially priced advances, to enter into new advances following its withdrawal from membership in April 2013. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all of our members.
The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances, for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
Advance Pricing	2014	2013
(in percentages)
Posted-rate pricing:
Window	72.0	17.8
Auction	5.5	9.5
Differential pricing	22.5	72.7
Total	100.0	100.0

The demand for advances also may be affected by the manner in which members support their advances with capital stock, their ability to have capital stock repurchased or redeemed by us, and the dividends we may pay on our capital stock. In late 2012, we implemented an excess stock pool to encourage advance usage. As of March 31, 2014, $32.8 million of outstanding advances were obtained by members utilizing the excess stock pool. The excess stock pool program expires on December 31, 2016. See Note 10 in our 2013 Financial Statements in our 2013 10-K for additional information on the excess stock pool.
In September 2012, we implemented a quarterly excess capital stock repurchase program with FHFA non-objection. Since then, we have repurchased a total of $243.6 million of excess capital stock, including $98.9 million in first quarter 2014. In addition, we have repurchased $2.7 million, including $610,000 in first quarter 2014, of excess Class B stock that had been purchased by members on or after October 27, 2010 for activity purposes. Our ability to repurchase excess capital stock meeting these time and purpose criteria could increase the likelihood that members will purchase incremental capital stock to support new advances. Further, in April 2014, we announced that we will repurchase or redeem up to $100 million of excess capital stock during second quarter 2014.
In February 2014, we paid a $0.025 per share cash dividend, and, in April 2014, with FHFA non-objection, our Board declared a $0.025 per share cash dividend, which was paid on April 30, 2014. These dividends were based on fourth quarter 2013 and first quarter 2014 financial results, as applicable, and calculated based on average Class A and Class B stock outstanding during the fourth quarter of 2013 and the first quarter of 2014.
Although we do not believe that the 2010 Consent Arrangement or the Amended Consent Arrangement, including the restrictions on our repurchasing or redeeming capital stock or paying dividends, have adversely affected our ability to meet our members' funding needs, they could do so in the future by, among other things, decreasing our members' willingness to use our advances.
Credit Risk
We assign each member institution an internal risk rating based on a number of factors, including levels of non-performing assets, profitability, and capital, as well as a collateral control category (e.g. blanket, listing, or physical possession). For those borrowers under the blanket pledge or listing collateral arrangements, we generally do not take control of collateral, other than pledged securities collateral. We generally will further secure our interests by taking physical possession (or control) of supporting collateral if we determine the financial or other condition of a member borrower so warrants. We take physical possession of collateral pledged by non-depository institutions (e.g., insurance companies and housing associates) to help ensure that an advance is as secure as the security interest in collateral pledged by depository institutions. As of March 31, 2014 and December 31, 2013, approximately 20% of our borrowers were on the physical possession collateral arrangement, representing approximately 3% of the par value of our outstanding advances. We have never incurred a credit loss on an advance.
Our members' borrowing capacity with the Seattle Bank depends on the collateral they pledge and is calculated as a percentage of the collateral's value. We periodically evaluate this percentage in the context of the value of the collateral in current market conditions. As of March 31, 2014 and December 31, 2013, we had unencumbered rights to collateral (i.e., loans and securities), on a borrower-by-borrower basis, with an estimated value in excess of all outstanding extensions of credit.
For additional information on advances, see Note 6 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.

Investments
We maintain an investment portfolio for liquidity purposes and to generate income to support our operations and provide a return on our members' capital stock. Short-term investments generally include overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, commercial paper, and U.S. Treasury bills. Medium/long-term investments generally include debentures and MBS issued or guaranteed by other GSEs, such as Fannie Mae or Freddie Mac, PLMBS (which we no longer acquire), securities issued or guaranteed by other U.S. government agencies, including the Export-Import Bank of the U.S. (Ex-Im Bank), and securities issued by state or local housing finance authorities. Our investment securities are classified either as AFS or HTM.
The table below presents the carrying values and yields of our AFS and HTM securities by major security type, as well as our other short-term investments as of March 31, 2014 and December 31, 2013. It also presents the contractual maturities of our AFS and HTM securities as of March 31, 2014. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of March 31, 2014					As of December 31, 2013
Investments by Security Type and Contractual Maturity	One Year or Less	After One Year through Five Years	After Five Years through 10 Years	After 10 Years	Total Carrying Value	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
Other U.S. agency obligations (1)	$—	$121,493	$1,286,135	$2,187,817	$3,595,445	$3,403,163
GSE (2)	45,645	643,407	598,238	433,358	1,720,648	1,920,055
Total non-MBS	45,645	764,900	1,884,373	2,621,175	5,316,093	5,323,218
MBS:
PLMBS	—	—	—	1,292,047	1,292,047	1,278,285
Total AFS securities	$45,645	$764,900	$1,884,373	$3,913,222	$6,608,140	$6,601,503
Yield on AFS securities	3.13%	0.64%	1.60%	1.34%	1.35%	1.55%
HTM securities:
Non-MBS:
Certificates of deposit	$1,178,018	$—	$—	$—	$1,178,018	$266,000
Other U.S. agency obligations (1)	—	1,580	5,303	11,537	18,420	19,168
State and local housing agency obligations	33,155	226,625	320,970	1,120,846	1,701,596	1,718,173
Total non-MBS	1,211,173	228,205	326,273	1,132,383	2,898,034	2,003,341

	As of March 31, 2014					As of December 31, 2013
Investments by Security Type and Contractual Maturity (continued)	One Year or Less	After One Year through Five Years	After Five Years through 10 Years	After 10 Years	Total Carrying Value	Total Carrying Value
(in thousands, except percentages)
HTM securities (continued):
MBS:
Residential:
Other U.S agency obligations (3)	$3	$—	$516	$102,303	$102,822	$109,429
GSE (4)	—	7,233	334,875	4,985,082	5,327,190	5,544,762
PLMBS	—	26,411	18,589	365,156	410,156	425,058
Commercial/multi-family:
GSE (5)	—	—	1,348,811	14,609	1,363,420	1,348,883
Total MBS	3	33,644	1,702,791	5,467,150	7,203,588	7,428,132
Total HTM securities	$1,211,176	$261,849	$2,029,064	$6,599,533	$10,101,622	$9,431,473
Yield on HTM securities	0.14%	1.01%	0.54%	1.22%	0.95%	1.04%
Securities purchased under agreements to resell	$3,000,000	$—	$—	$—	$3,000,000	$1,500,000
Federal funds sold	5,602,900	—	—	—	5,602,900	5,013,000
Total investments	$9,859,721	$1,026,749	$3,913,437	$10,512,755	$25,312,662	$22,545,976

(1)
Consists of obligations issued or guaranteed by one or more of the following: Ex-Im Bank, Small Business Administration (SBA), U.S. Agency for International Development (U.S. AID), and Private Export Funding Corporation.

(2)	Consists of obligations issued or guaranteed by Federal Farm Credit Bank (FFCB), Freddie Mac, Fannie Mae, and Tennessee Valley Authority (TVA).

(3)	Consists of securities issued by Government National Mortgage Association (Ginnie Mae).

(4)	Consists of securities issued by Fannie Mae and Freddie Max.

(5)	Consists of Fannie Mae Delegated Underwriting and Servicing (DUS) MBS.

As of March 31, 2014, our investments increased to $25.3 billion, from $22.5 billion as of December 31, 2013, primarily because at year-end 2013, there was a temporary shortage of overnight investment opportunities in the financial markets resulting in a temporary reduction in our investments.
GSE Debt Obligations
The following table summarizes the carrying value of our investments in GSE debt obligations as of March 31, 2014 and December 31, 2013.

	As of	As of
Carrying Value of Investments in GSE Debt Securities	March 31, 2014	December 31, 2013
(in thousands)
Freddie Mac	$391,652	$679,913
Fannie Mae	520,267	461,045
FFCB	416,755	408,655
TVA	391,974	370,442
Total	$1,720,648	$1,920,055

MBS Investments
Our MBS investments represented 297.0% of our regulatory capital as of March 31, 2014 and December 31, 2013. FHFA regulation limits our investments in MBS (including PLMBS) and mortgage-related asset-backed securities (such as those backed by home equity loans or SBA loans) by requiring that the total book value of such securities owned by us on the day we purchase the securities does not exceed 300% of our previous month-end regulatory capital. As of March 31, 2014 and December 31, 2013, our MBS investments included $2.3 billion and $2.4 billion in Freddie Mac MBS and $4.4 billion and $4.5 billion in Fannie Mae MBS. See “—Credit Risk” below for credit ratings relating to our MBS investments as of March 31, 2014 and December 31, 2013.

For the three months ended March 31, 2013, we sold one AFS security and the proceeds of that sale were $41.8 million and resulted in a net gain of $903,000. We sold no AFS securities during the three months ended March 31, 2014.
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
We are prohibited by regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks without FHFA waiver. We received a waiver to invest in foreign-issued Ex-Im Bank-guaranteed investments. Ex-Im Bank guarantees are backed by the full faith and credit of the U.S. government. (Foreign-issued Ex-Im Bank-guaranteed investments totaled $676.4 million, or 20.3% of our total Ex-Im Bank investments, as of March 31, 2014.) Our unsecured credit exposure to domestic counterparties and U.S. subsidiaries of foreign commercial banks includes the risk that these counterparties have extended credit to non-U.S. counterparties and foreign sovereign governments. Our unsecured credit exposure to U.S. branches and agency offices of foreign commercial banks includes the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations.
The following table presents our unsecured credit exposure on investments purchased from U.S. branches and agency offices of foreign commercial banks as of March 31, 2014 and December 31, 2013. This table excludes those investments with implicit or explicit government guarantees and includes associated accrued interest receivable.

	As of	As of
Unsecured Credit Exposure Including Accrued Interest Receivable	March 31, 2014	December 31, 2013
(in thousands)
Federal funds sold	$5,603,168	$5,013,204
Certificates of deposit	1,178,222	266,024
Total	$6,781,390	$5,279,228

The following table presents our unsecured investments as of March 31, 2014 by contractual terms to maturity and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's headquarters or, as applicable, the domicile of the parent. We had no unsecured investments greater than 90 days as of March 31, 2014.

	Carrying Value as of March 31, 2014
Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty	Overnight	Two Days through 30 Days	31 Days through 90 Days	Total
(in thousands)
Domestic	$100,000	$673,000	$—	$773,000
U.S. subsidiaries of foreign commercial banks	535,900	239,000	—	774,900
Total	635,900	912,000	—	1,547,900
U.S. branches and agency offices of foreign commercial banks:
Canada	657,000	265,000	677,000	1,599,000
Netherlands	805,000	—	—	805,000
Sweden	—	—	415,000	415,000
Australia	—	—	826,000	826,000
Norway	251,000	266,000	—	517,000
Switzerland	—	200,018	66,000	266,018
Finland	805,000	—	—	805,000
Total	2,518,000	731,018	1,984,000	5,233,018
Total	$3,153,900	$1,643,018	$1,984,000	$6,780,918

The following table presents our unsecured investments as of March 31, 2014 by the counterparty credit ratings and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's headquarters or, as applicable, the domicile of the parent.

	Carrying Value as of March 31, 2014
Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty	AA	A	Total
(in thousands)
Domestic	$415,000	$358,000	$773,000
U.S. subsidiaries of foreign commercial banks	—	774,900	774,900
Total	415,000	1,132,900	1,547,900
U.S. branches and agency offices of foreign commercial banks:
Canada	412,000	1,187,000	1,599,000
Netherlands	805,000	—	805,000
Sweden	415,000	—	415,000
Australia	826,000	—	826,000
Norway	—	517,000	517,000
Switzerland	—	266,018	266,018
Finland	805,000	—	805,000
Total	3,263,000	1,970,018	5,233,018
Total	$3,678,000	$3,102,918	$6,780,918

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

Although we purchased additional credit enhancement on our PLMBS at acquisition, due to the deteriorating credit quality of the collateral underlying these securities, we have recorded OTTI credit losses in various periods. We monitor the market prices of our AFS PLMBS determined to be other-than-temporarily impaired for opportunities to limit our credit exposure.
The following tables summarize the carrying value of our investments by their credit ratings or the credit rating of the obligors, issuers, guarantors, or pledged collateral as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$—	$3,000,000	$—	$—	$3,000,000
Federal funds sold	—	3,263,000	2,339,900	—	—	—	5,602,900
Investment securities:
Certificates of deposit	—	415,000	763,018	—	—	—	1,178,018
Other U.S. obligations	—	3,613,865	—	—	—	—	3,613,865
GSE and TVA	—	1,720,648	—	—	—	—	1,720,648
State or local housing obligations	1,333,764	367,832	—	—	—	—	1,701,596
Total non-MBS	1,333,764	9,380,345	3,102,918	3,000,000	—	—	16,817,027
MBS:
Residential:
Other U.S. agency	—	102,822	—	—	—	—	102,822
GSE	—	5,327,190	—	—	—	—	5,327,190
PLMBS	—	78,277	11,923	87,834	1,522,237	1,932	1,702,203
Commercial (multi-family):
GSE	—	1,363,420	—	—	—	—	1,363,420
Total MBS	—	6,871,709	11,923	87,834	1,522,237	1,932	8,495,635
Total	$1,333,764	$16,252,054	$3,114,841	$3,087,834	$1,522,237	$1,932	$25,312,662

	As of December 31, 2013
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$—	$1,500,000	$—	$—	$1,500,000
Federal funds sold	—	2,224,000	2,789,000	—	—	—	5,013,000
Investment securities:
Certificates of deposit	—	—	266,000	—	—	—	266,000
Other U.S. obligations	—	3,422,331	—	—	—	—	3,422,331
GSE and TVA	—	1,920,055	—	—	—	—	1,920,055
State or local housing obligations	1,346,495	371,678	—	—	—	—	1,718,173
Total non-MBS	1,346,495	7,938,064	3,055,000	1,500,000	—	—	13,839,559
MBS:
Residential:
Other U.S. agency	—	109,429	—	—	—	—	109,429
GSE	—	5,544,762	—	—	—	—	5,544,762
PLMBS	—	80,520	12,878	95,414	1,512,572	1,959	1,703,343
Commercial (multi-family):
GSE	—	1,348,883	—	—	—	—	1,348,883
Total MBS	—	7,083,594	12,878	95,414	1,512,572	1,959	8,706,417
Total	$1,346,495	$15,021,658	$3,067,878	$1,595,414	$1,512,572	$1,959	$22,545,976

The following table provides information on our PLMBS in unrealized loss positions as of March 31, 2014. The weighted-average collateral delinquency is the weighted-average percentage of the unpaid principal balances of the individual securities in the category that are 60 days or more past due.

	As of March 31, 2014
PLMBS	Unpaid Principal Balance	Amortized Cost Basis	Gross Unrealized Losses	Weighted-Average Collateral Delinquency
(in thousands, except percentages)
Prime:
First lien	$25,676	$25,603	$(1,529)	9.4%
Alt-A:
Option ARMs	688,180	618,863	(54,314)	33.3%
Alt-A and other	386,544	351,802	(22,242)	23.0%
Total PLMBS backed by Alt-A loans	1,074,724	970,665	(76,556)	29.6%
Total	$1,100,400	$996,268	$(78,085)	29.1%

The following table summarizes, among other things, the unpaid principal balance, amortized cost basis, gross unrealized loss, fair value, and OTTI losses, if applicable, of our PLMBS by collateral type, credit rating, and year of issuance, as of and for the three months ended March 31, 2014. In the table below, the original weighted-average credit enhancement is the weighted-average percentage of unpaid principal balances of subordinated tranches and over-collateralization in place at the time of purchase to absorb losses before our investments incur a loss. The weighted-average credit enhancement is the weighted-average percentage of unpaid principal balances of subordinated tranches and over-collateralization currently in place to absorb losses before our investments incur a loss.

	As of and for the Three Months Ended March 31, 2014
	Prime	Alt-A
PLMBS by Year of Securitization	2004 and prior	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AA	$14,748	$69,381	$66,766	$—	$—	$—	$2,615
A	10,891	2,709	—	—	—	—	2,709
BBB	23,936	53,430	—	—	—	2,310	51,120
Below investment grade:
BB	—	21,979	—	—	—	6,168	15,811
B	—	77,353	12,825	—	12,898	38,988	12,642
CCC	—	1,013,009	117,980	488,832	306,543	99,654	—
CC	—	645,275	141,525	361,955	141,795	—	—
C	—	102,037	—	102,037	—	—	—
D	—	57,181	—	41,703	—	15,478	—
Unrated	55	1,873	—	—	—	—	1,873
Total unpaid principal balance	$49,630	$2,044,227	$339,096	$994,527	$461,236	$162,598	$86,770
Amortized cost basis	$49,456	$1,676,981	$328,722	$768,057	$344,473	$149,163	$86,566
Gross unrealized losses	$(1,529)	$(76,556)	$(22,304)	$(27,943)	$(10,702)	$(13,044)	$(2,563)
Fair value	$48,317	$1,646,245	$314,128	$760,751	$346,475	$140,025	$84,866
OTTI:
Credit-related OTTI losses	$—	$(3)	$—	$—	$—	$(3)	$—
Non-credit-related OTTI losses	—	3	—	—	—	3	—
Total OTTI losses	$—	$—	$—	$—	$—	$—	$—
Weighted-average percentage of fair value to unpaid principal balance	97.4%	80.5%	92.6%	76.5%	75.1%	86.1%	97.8%
Original weighted-average credit enhancement	2.8%	37.7%	35.2%	38.9%	45.8%	29.6%	5.0%
Weighted-average credit enhancement	14.5%	17.8%	26.0%	15.3%	16.1%	24.0%	12.2%
Weighted-average collateral delinquency	7.1%	31.9%	18.4%	34.8%	41.6%	27.0%	9.4%

As of March 31, 2014 and December 31, 2013, over 95% of our PLMBS were variable interest-rate securities collateralized by Alt-A residential mortgage loans.
OTTI Assessment
We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired. Based on current information, we determined that, for our non-MBS investments and our U.S. agency and GSE MBS investments, the underlying collateral or the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, as of March 31, 2014, the declines in market value of our non-MBS investments and U.S. agency and GSE MBS investments are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery.

We recorded $3,000 of additional OTTI credit losses on previously impaired PLMBS for the three months ended March 31, 2014. Credit-related OTTI charges are recorded in current-period earnings on the statements of income, and non-credit losses are recorded on the statements of condition in AOCL. Our AOCL decreased to $25.2 million as of March 31, 2014, compared to $71.8 million as of December 31, 2013, primarily due to improvements in market prices of our AFS investments determined to be other-than-temporarily impaired. See "Part I. Item 1. Statements of Comprehensive Income" and Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for a tabular presentation of AOCL for the three months ended March 31, 2014 and 2013.
The following table summarizes key information as of March 31, 2014 for the PLMBS on which we recorded OTTI charges during the life of the security (i.e., impaired through March 31, 2014).

	As of March 31, 2014
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$88,161	$87,438	$73,760	$82,108	$1,668,880	$1,302,603	$1,292,047

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or by an NRSRO upon issuance of the PLMBS.

The credit losses on our other-than-temporarily impaired PLMBS are based on these securities’ expected performance over their contractual maturities, which averaged approximately 27 years as of March 31, 2014. Since acquisition, through March 31, 2014, five of our other-than-temporarily impaired securities have suffered actual cash losses totaling $22.2 million.

Additional information on our OTTI assessment process, including the significant inputs used to evaluate our PLMBS for OTTI for the three months ended March 31, 2014, are detailed in Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" and "—Critical Accounting Policies and Estimates" in this report. In addition to evaluating our PLMBS under a base-case scenario (as detailed in Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements"), we also perform a quarterly cash-flow analysis on our PLMBS under a more stressful scenario than we utilize in our OTTI assessment. The stress-test scenario and associated results do not represent our current expectations and, accordingly, should not be construed as a prediction of our future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical stress-test scenario provide a measure of the credit losses that we might incur if home price declines and subsequent recoveries are more adverse than those projected in our OTTI assessment. The results of this scenario are included in "—Critical Accounting Policies and Estimates" in this report.

Mortgage Loans
Mortgage Loans Held for Portfolio
The par value of our mortgage loans held for portfolio consisted of $690.6 million and $724.0 million in conventional mortgage loans and $72.2 million and $75.1 million in government-guaranteed mortgage loans as of March 31, 2014 and December 31, 2013. The portfolio balance decreased for the three months ended March 31, 2014 due to our receipt of $35.9 million in principal payments.
We have not purchased mortgage loans under the Mortgage Purchase Program (MPP) since 2006 and have sold no mortgage loans since 2011. Accordingly, the weighted-average FICO scores and loan-to-value ratios (i.e., values of outstanding mortgage loans as a percentage of appraised values), at origination, of the loans in our conventional mortgage loan portfolio are generally stable. As of March 31, 2014 and December 31, 2013, over 96% of our conventional mortgage loans had FICO scores at origination over 660 and over 93% of our conventional mortgage loan portfolio had loan-to-value ratios of less than 80%. As of March 31, 2014 and December 31, 2013, we had no high current loan-to-value loans. High current loan-to-value loans are those with an estimated current loan-to-value ratio greater than 100% based on movement in property values where the property securing the mortgage loan is located.

As of March 31, 2014 and December 31, 2013, approximately 77% of our outstanding mortgage loans held for portfolio had been purchased from our former member, Washington Mutual Bank, F.S.B., which was subsequently acquired by JPMorgan Chase Bank, N.A., a nonmember institution.
Credit Risk
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our March 31, 2014 analysis, we determined that the credit enhancement provided by our members in the form of the lender risk account (LRA) and our previously recorded allowance for credit losses was not sufficient to absorb the expected credit losses on our mortgage loan portfolio. Accordingly, we recorded a provision for credit losses of $236,000 for the three months ended March 31, 2014. We recorded a benefit for credit losses of $41,000 for the three months ended March 31, 2013. Our allowance for credit losses totaled $1.1 million and $934,000 as of March 31, 2014 and December 31, 2013.
The following table provides a summary of the recorded investment in mortgage loans 90 days or more past due and still accruing interest, the activity in our allowance for credit losses on mortgage loans held for portfolio, and information on nonaccrual loans as of and for the three months ended March 31, 2014 and 2013.

	As of and for the Three Months Ended March 31,
Past Due and Nonaccrual Mortgage Loan Data	2014	2013
(in thousands)
Total recorded investment in mortgage loans past due 90 days or more and still accruing interest	$9,674	$12,325
Nonaccrual loans *	$30,773	$43,523
Allowance for credit losses on mortgage loans:
Balance, beginning of year	$934	$2,326
Charge-offs	(29)	(132)
(Benefit) provision for credit losses	236	(41)
Balance, end of period	$1,141	$2,153

*	A mortgage loan is placed on nonaccrual status when the contractual principal or interest is 90 days or more past due.

Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. See Note 8 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on our mortgage loans that are delinquent or in foreclosure, troubled debt restructurings (TDRs), and our real estate owned (REO) as of March 31, 2014 and December 31, 2013.
A mortgage loan is reported as a TDR when: (1) we grant concessions that we would not otherwise consider, for legal or economic reasons, and the concession is accepted by the borrower, or (2) when a mortgage loan is discharged in a bankruptcy proceeding and not reaffirmed by the borrower. See Note 8 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on mortgage loans classified as TDRs.
With a delinquency rate of 13.3%, our government-insured mortgage loans are exhibiting delinquency rates that are significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio. This is primarily due to the relative impact of individual mortgage delinquencies on the balance of our 838 outstanding government-insured mortgage loans as of March 31, 2014. We rely on FHA insurance, which generally provides a 100% guarantee, to protect against credit losses on this portfolio. See Notes 8 and 9 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2013 10-K for additional information on our government-insured mortgage loan portfolio.
MPF Xtra® Product
On July 1, 2013, we began offering the MPF Xtra product to our members. The MPF Xtra product is offered under the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago. (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago). The MPF Xtra product provides participating Seattle Bank members an alternative for selling mortgage loans into the secondary market. When using the MPF Xtra product, mortgage loans from participating members (i.e., participating financial institutions, or PFIs) are first sold to the FHLBank of Chicago, which, acting as a loan aggregator, concurrently sells the loans to Fannie Mae. The Seattle Bank never owns or has custody of the mortgage loans. We have a quality control process in place to ensure loans comply with underwriting guidelines, and we monitor our PFIs' financial condition on an ongoing basis. As a result, we believe the likelihood of a loss from the MPF Xtra product is remote and have estimated the fair value of this potential loss exposure to be substantially zero.
Through a purchase price adjustment, the FHLBank of Chicago receives a transaction fee for its administrative activities for the loans sold to Fannie Mae and we receive a nominal fee from the FHLBank of Chicago for facilitating the sale of loans by Seattle Bank PFIs through the MPF Xtra product. In first quarter 2014, transaction fees received from the FHLBank of Chicago were not material.

Derivative Assets and Liabilities
We use derivatives to hedge advances, consolidated obligations, and certain AFS investments, and to manage the overall market risk of the assets and liabilities on our statements of condition. The principal derivatives we use are interest-rate exchange agreements, such as interest-rate swaps, caps, floors, and swaptions. We transact our derivative agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute FHLBank consolidated obligations. We enter into derivative transactions with highly regulated financial institutions or broker-dealers (bilateral derivatives) or, for cleared derivatives, with an executing broker and cleared through a futures commission merchant (clearing member) that is a member of a derivatives clearing organization (clearinghouse). We are not a derivatives dealer and do not trade derivatives for profit.
We classify our interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and cash collateral by counterparty under qualifying netting arrangements. Subject to a netting arrangement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair values of derivatives are recorded directly through earnings. As of March 31, 2014 and December 31, 2013, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $52.2 million and $54.5 million and derivative liabilities of $61.3 million and $51.6 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, expirations and terminations of certain outstanding interest-rate exchange agreements, and our entry into new agreements during the first three months of 2014.
We use derivatives to manage our risk in the following ways:

•
In fair value hedges of underlying financial instruments, including fixed interest-rate advances, certain AFS securities, and consolidated obligations. A fair value hedge is a transaction where, assuming specific criteria identified in accounting principles generally accepted in the U.S. (GAAP) are met, the changes in fair value of a derivative and the hedged risk of its corresponding hedged item are recorded in current-period earnings.

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

The following table summarizes the notional amounts and fair values of our derivatives, including the effect of qualifying netting arrangements and cash collateral, as of March 31, 2014 and December 31, 2013. Changes in the notional amounts of derivatives generally reflect changes in our use of such instruments to reduce our interest-rate risk and lower our cost of funds.

	As of March 31, 2014		As of December 31, 2013
Derivative Instruments by Product	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest
(in thousands)
Advances:
Fair value - existing cash item	$4,180,582	$(104,485)	$4,146,114	$(106,409)
Investments:
Fair value - existing cash item	2,901,642	16,089	2,857,277	67,350
Consolidated obligation bonds:
Fair value - existing cash item	11,227,495	(2,482)	12,315,990	(16,094)
Non-qualifying economic hedges	30,000	621	530,000	(77)
Total	11,257,495	(1,861)	12,845,990	(16,171)
Consolidated obligation discount notes:
Fair value - existing cash item	499,782	—	1,499,344	76
Non-qualifying economic hedges	—	—	999,583	57
Balance sheet:
Non-qualifying economic hedges	700,000	1,500	400,000	3,399
Offsetting positions:
Non-qualifying economic hedges	331,000	1,982	450,000	—
Total notional and fair value	$19,870,501	(86,775)	$23,198,308	(51,698)
Accrued interest at period end		26,120		8,658
Cash collateral held by counterparty - assets		57,855		67,846
Cash collateral held from counterparty - liabilities		(6,281)		(21,895)
Net derivative balance		$(9,081)		$2,911

Net derivative asset balance		$52,189		$54,494
Net derivative liability balance		(61,270)		(51,583)
Net derivative balance		$(9,081)		$2,911

The total notional amount of derivatives hedging advances and investments of $4.2 billion and $2.9 billion were essentially unchanged as of March 31, 2014 from December 31, 2013. The total notional amount of derivatives hedging consolidated obligation bonds decreased by $1.1 billion, to $11.2 billion, as of March 31, 2014, from $12.3 billion as of December 31, 2013, primarily due to our increased use of consolidated obligation discount notes, a number of which were not hedged with derivatives, rather than bonds, as a result of their relatively more favorable funding costs during this period.
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
Cleared Derivatives
We are subject to nonperformance by the clearinghouses. The requirement that we post initial and variation margin to the clearinghouse through the clearing member exposes us to institutional credit risk in the event that the clearing member or the clearinghouse fails to meet its obligations. However, the use of cleared derivatives mitigates certain credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily through a clearing member based on changes in the value of cleared derivatives. We do not anticipate any credit losses on our cleared derivatives.

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
We define "maximum counterparty credit risk" on our derivatives to be the estimated cost of replacing derivatives in a net asset position if the counterparty defaults. For this calculation, we assume the related non-cash collateral, if any, has no value. In determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of March 31, 2014 and December 31, 2013, our maximum counterparty credit risk, taking into consideration netting arrangements, was $58.5 million and $76.4 million, including $29.7 million and $39.9 million of net accrued interest receivable. We held $6.3 million and $21.9 million of cash collateral from our counterparties for net credit risk exposures of $52.2 million and $54.5 million as of March 31, 2014 and December 31, 2013. We also held $19.6 million and $16.6 million of securities collateral, consisting of GSE and U.S. Treasury securities, from our counterparties as of March 31, 2014 and December 31, 2013. We do not include the fair value of securities collateral from our counterparties in our derivative asset or liability balances on our statements of condition. Changes in maximum counterparty credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.
Certain of our bilateral derivative agreements include provisions that require us to maintain specified credit ratings from each of the major credit-rating agencies. If our rating were to fall below a specified credit rating, we would be in violation of these provisions, and the counterparties to our bilateral derivative agreements could request immediate and ongoing collateralization on derivatives in net liability positions or early terminate existing positions. The aggregate fair value of our bilateral derivative instruments with credit-risk contingent features that were in a liability position as of March 31, 2014 was $119.1 million, for which we posted collateral of $57.9 million in the normal course of business. If the Seattle Bank's standalone credit rating had been lowered by one rating level (i.e., from "AA" to "A"), as of March 31, 2014, we would have been required to deliver up to $38.9 million of additional collateral to our derivative counterparties.
The following tables present by credit rating, as applicable, the total notional and credit exposure with those counterparties with which we had credit exposure (i.e., derivatives in a net asset position on our statements of condition) as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
A	$2,322,455	$27,077	(1)	$19,579	$7,498
Cleared derivatives (3)	2,895,337	25,112	(2)	—	25,112
Total	$5,217,792	$52,189		$19,579	$32,610

	As of December 31, 2013
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
A	$6,127,013	$28,736	(1)	$16,632	$12,104
Cleared derivatives (3)	5,312,661	25,758	(2)	—	25,758
Total	$11,439,674	$54,494		$16,632	$37,862

(1)	As reflected in our derivative asset balances, we held $6.3 million of cash collateral as of March 31, 2014 and held $21.9 million of cash collateral as of December 31, 2013.
(2)	Represents derivative transactions cleared with a clearinghouse.
(3)	Exposure represents initial and variation margins, changes in fair value, and net interest receivable/payable.

The following table presents our derivative asset and liability positions as of March 31, 2014 by counterparty credit ratings, presented by the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's headquarters (or, as applicable, the domicile of its parent).

	As of March 31, 2014
Derivative Assets and Liabilities by Counterparty Credit Rating	Notional Amount	AA	A	BBB	Cleared Derivatives	Total
(in thousands)
Counterparties in net derivative asset positions:
Domestic	$5,217,792	$—	$27,077	$—	$25,112	$52,189
Total counterparties in net derivative asset positions	$5,217,792	$—	$27,077	$—	$25,112	$52,189

Counterparties in net derivatives liability positions:
Domestic	$5,719,411	$(311)	$(14,866)	$(3,406)	$—	$(18,583)
U.S. subsidiaries of foreign commercial banks	934,033	—	(13,364)	—	—	(13,364)
Total	6,653,444	(311)	(28,230)	(3,406)	—	(31,947)
U.S. branches and agency offices of foreign commercial banks
United Kingdom	5,097,534	—	(1,577)	—	—	(1,577)
Germany	2,253,731	—	(18,337)	—	—	(18,337)
Switzerland	648,000	—	(9,409)	—	—	(9,409)
Total	7,999,265	—	(29,323)	—	—	(29,323)
Total counterparties in net liability positions	$14,652,709	$(311)	$(57,553)	$(3,406)	$—	$(61,270)
Total notional	$19,870,501
We believe that the credit risk on our bilateral and cleared derivative agreements is relatively modest because we contract with counterparties that are of high credit quality and have collateral and netting agreements in place with each counterparty.

Consolidated Obligations and Other Funding Sources
Our principal sources of funding are consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance as our agent and, to a significantly lesser extent, capital stock issuances,, deposits, and other borrowings. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations on which we are the primary obligor.
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
With callable debt, we have the option to repay the obligation without penalty prior to the contractual maturity date of the debt obligation, while with bullet debt, we generally repay the obligation at maturity. Our callable debt is predominantly fixed interest-rate debt that may be used to fund our fixed interest-rate assets or that may be swapped to LIBOR and used to fund variable interest-rate advances and investments. The call feature embedded in an interest-rate swap is generally matched to the call feature in the consolidated obligation, giving the swap counterparty the right to cancel the swap under certain circumstances. To the extent we continue to have variable interest-rate advances or investments or other short-term assets, we attempt to replace the called debt with new callable debt that is generally swapped to LIBOR. When appropriate, we use this type of structured funding to reduce our funding costs and manage our liquidity and interest-rate risk.
The following table summarizes the carrying value of our consolidated obligations by type as of March 31, 2014 and December 31, 2013.

	As of	As of
Carrying Value of Consolidated Obligations	March 31, 2014	December 31, 2013
(in thousands)
Discount notes	$15,554,135	$14,989,009
Bonds	16,779,998	17,413,887
Total	$32,334,133	$32,402,896

The following table summarizes the outstanding balances, weighted-average interest rates, and highest outstanding monthly ending balance on our short-term debt (i.e., consolidated obligations with original maturities of one year or less from issuance date) as of and for the three months ended March 31, 2014 and the year ended December 31, 2013.

	As of March 31, 2014		As of December 31, 2013
	Consolidated Obligations		Consolidated Obligations
Short-Term Debt	Discount Notes	Bonds with Original Maturities of One Year or Less	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$15,555,000	$2,465,000	$14,990,400	$4,440,000
Weighted-average interest rate as of period end	0.06%	0.13%	0.08%	0.14%
Daily average outstanding for the period (par)	$15,383,076	$4,574,722	$16,832,830	$3,421,339
Weighted-average interest rate for the period	0.06%	0.14%	0.07%	0.15%
Highest outstanding balance at any month-end for the period	$15,555,000	$5,190,000	$21,095,990	$5,190,000

Consolidated Obligation Discount Notes
Our outstanding consolidated obligation discount notes increased by 3.8%, to a par amount of $15.6 billion as of March 31, 2014, from $15.0 billion as of December 31, 2013. The increase in consolidated obligation discount notes reflected the increase in overnight and short-term investments for the three months ended March 31, 2014 as well as our shift to the use of short-term consolidated obligation discount notes due to their more favorable cost of funds during the period.
Consolidated Obligation Bonds
Outstanding consolidated obligation bonds for which the Seattle Bank was the primary obligor decreased by 3.7% to a par amount of $16.7 billion as of March 31, 2014, from $17.3 billion as of December 31, 2013. The decrease in consolidated obligation bonds reflected our increased use of consolidated obligation discount notes to fund our short-term investments during the three months ended March 31, 2014.

The following table summarizes our consolidated obligation bonds by interest-rate type as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014		As of December 31, 2013
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$12,577,920	75.4	$14,456,920	83.4
Step-up *	2,199,705	13.2	1,714,200	9.9
Variable	1,675,000	10.0	925,000	5.3
Capped variable	200,000	1.2	200,000	1.2
Range	30,000	0.2	30,000	0.2
Total par value	$16,682,625	100.0	$17,326,120	100.0

*	The interest rates on step-up consolidated obligation bonds are fixed rates that increase at contractually specified dates.

Fixed interest-rate consolidated obligation bonds decreased by $1.9 billion, to $12.6 billion, as of March 31, 2014, from December 31, 2013, due to our shift from short-term consolidated obligation bonds to consolidated obligation discount notes during first quarter 2014. Step-up consolidated obligation bonds increased by $0.5 billion, to $2.2 billion, as of March 31, 2014, from December 31, 2013, due to an increase in investor demand for this type of structure during first quarter 2014.
The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014		As of December 31, 2013
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$4,210,000	1.32	$6,001,500	1.05
Due after one year through two years	3,063,660	1.12	1,584,660	0.92
Due after two years through three years	1,532,000	0.67	2,318,500	1.03
Due after three years through four years	1,690,000	1.56	1,565,000	1.59
Due after four years through five years	2,366,650	1.63	2,036,650	1.72
Thereafter	3,820,315	2.92	3,819,810	2.90
Total par value	16,682,625	1.66	17,326,120	1.57
Premiums	3,543		3,846
Discounts	(8,878)		(8,940)
Hedging adjustments	102,708		92,841
Fair value option valuation adjustments	—		20
Total	$16,779,998		$17,413,887

The weighted-average interest rate on our consolidated obligation bonds increased to 1.66% as of March 31, 2014, from 1.57% as of December 31, 2013, primarily due to the significant increase in the weighted-average interest rates for the consolidated obligation bonds in the less-than-two-year terms-to-maturity categories.
Our callable consolidated obligation bonds outstanding increased by $1.4 billion, to $7.4 billion, as of March 31, 2014, compared to December 31, 2013. Callable consolidated obligation bonds as a percentage of total consolidated obligation bonds significantly increased as of March 31, 2014, to 44.6%, compared to 34.9% as of December 31, 2013, reflecting the favorable cost of structured funding and the decline in our overall consolidated obligation bond portfolio, as we shifted to more favorably priced consolidated obligation discount notes to fund our short-term investments during the period.

Other Funding Sources
Member deposits are a source of funds for the Seattle Bank that offers our members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us and, as a result, these balances fluctuate. Deposits increased by $37.3 million, to $447.4 million, as of March 31, 2014, compared to $410.1 million as of December 31, 2013. Demand deposits comprised the largest percentage of deposits, representing 71.0% and 68.2% of deposits as of March 31, 2014 and December 31, 2013. Deposit levels and types of deposits generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.

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
Capital Resources
Our total capital increased by $47.3 million, to $1.2 billion, as of March 31, 2014, from December 31, 2013, primarily due to improvements in the fair values of our AFS PLMBS determined to be other-than-temporarily impaired and our first quarter 2014 net income.
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A (which we cannot currently issue) and Class B. All of our capital stock is issued, redeemed, repurchased, and transferred between members at $100 per share. Pursuant to our Capital Plan, Class B capital stock satisfies both the membership stock purchase and activity stock purchase requirements, while Class A capital stock satisfies only the activity purchase requirement. Class A capital stock has a six-month statutory redemption period, and Class B capital stock has a five-year statutory redemption period. The following table details our outstanding capital stock as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014		As of December 31, 2013
Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Capital stock classified within equity on the statement of condition	$41,540	$871,721	$45,241	$877,736
Capital stock classified as mandatorily redeemable capital stock within liabilities on the statement of condition	62,488	1,599,469	66,821	1,680,869
Total capital stock	$104,028	$2,471,190	$112,062	$2,558,605

See Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on our capital stock, including membership stock purchase and activity stock purchase requirements and the requirements for utilization of our excess stock pool.
In September 2012, the FHFA approved our proposal for an excess capital stock repurchase program and granted us the authority to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share), provided: (1) our financial condition—measured primarily by our MVE-to-PVCS ratio—does not deteriorate; (2) the excess stock repurchases from the bank's shareholders are handled on a pro-rata basis; and (3) we receive FHFA non-objection for each quarter's repurchase. The Amended Consent Arrangement requires that we request and obtain FHFA non-objection for repurchases and redemptions of capital stock and prescribes the contents of the requests. Under this authority, in first quarter 2014, we repurchased or redeemed $98.9 million of excess capital stock and have repurchased or redeemed a total of $243.6 million of excess capital stock since implementing the program. In addition, we also repurchased $2.7 million, including $610,000 in first quarter 2014, of excess Class B stock, which had been purchased by members on or after October 27, 2010 for activity purposes. Our ability to repurchase excess capital stock meeting these criteria could increase the likelihood that members will purchase incremental capital stock to support new advances.

In addition, in April 2014, following FHFA non-objection, we announced that we will repurchase up to $100 million of excess capital stock during second quarter 2014. We will repurchase, on a pro-rata basis, up to $25 million of excess capital stock from across our shareholder base and redeem up to $75 million of excess capital stock on which the redemption waiting period has been satisfied.
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
The following table presents the amount of mandatorily redeemable capital stock by year of scheduled redemption as of March 31, 2014. The year of redemption in the table reflects (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of March 31, 2014
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$1,520	$23,575
One year through two years	—	30,287
Two years through three years	—	18,570
Three years through four years	—	7,969
Thereafter	—	568,561
Past contractual redemption date due to remaining activity (1)	224	38,615
Past contractual redemption date due to regulatory action (2)	60,744	911,892
Total	$62,488	$1,599,469

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

The number of shareholders with mandatorily redeemable capital stock decreased to 79 as of March 31, 2014 from 80 as of December 31, 2013. The Class B capital stock in the "Mandatorily Redeemable Capital Stock—Redemptions by Date" table above includes $674.4 million and $565.1 million in Class B capital stock held by nonmembers JPMorgan Chase Bank, N.A. and BANA.
Dividends and Retained Earnings
In general, our retained earnings represent our accumulated net income after the payment of dividends to our members. We reported retained earnings of $297.5 million as of March 31, 2014, compared to $287.1 million as of December 31, 2013. The increase in retained earnings was due to our net income for the three months ended March 31, 2014, partially offset by our February 2014 dividend payment.
Dividends
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings, unless otherwise prohibited. In February 2014, we paid a $0.025 per share cash dividend based on fourth quarter 2013 net income. The dividend was based on average Class A and Class B stock outstanding during the fourth quarter of 2013, and totaled $672,000, of which $231,000 was recorded as dividends on capital stock and $441,000 was recorded as interest expense on mandatorily redeemable capital stock on our statement of income. We declared and paid no dividends on our Class A or Class B capital stock during first quarter 2013.
In addition, on April 17, 2014, our Board declared a $0.025 per share cash dividend, based on first quarter 2014 net income. The dividend, which was paid on April 30, 2014, totaled $665,000, of which $229,000 was recorded as dividends on capital stock and $436,000 was recorded as interest expense on mandatorily redeemable capital stock, and was based on average Class A and Class B stock outstanding during first quarter 2014.
See "—Capital Classification" and "—Consent Arrangements" below and "Part I. Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends" and Note 15 in Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2013 10-K for additional information on dividends and dividend restrictions.
Retained Earnings
We reported retained earnings of $297.5 million as of March 31, 2014, an increase of $10.5 million from $287.1 million as of December 31, 2013, primarily due to our net income for the three months ended March 31, 2014, partially offset by our February 2014 dividend payment.
In accordance with the Joint Capital Enhancement Agreement (Capital Agreement), during the first three months of 2014, we allocated $2.1 million of our net income to restricted retained earnings and $8.5 million to unrestricted retained earnings. As of March 31, 2014, our restricted retained earnings balance totaled $53.0 million. See Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for additional detail relating to the Capital Agreement.
AOCL
Our AOCL decreased to $25.2 million as of March 31, 2014, from $71.8 million and $123.2 million as of December 31, 2013 and March 31, 2013, primarily due to improvements in market prices of our AFS investments determined to be other-than-temporarily impaired. AOCL was also impacted by changes in the fair value of our other AFS securities, non-credit OTTI accretion on HTM securities, and to a significantly lesser extent, pension benefits. See "Part I. Item 1. Statements of Comprehensive Income" and Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for additional detail relating to AOCL for the three months ended March 31, 2014 and 2013.
Statutory Capital Requirements
We are subject to three capital requirements under our Capital Plan and FHFA rules and regulations: risk-based capital, total regulatory capital ratio, and leverage capital ratio. We complied with all of these capital requirements as of March 31, 2014 and December 31, 2013.

•
Risk-based capital. We must maintain at all times permanent capital, defined as Class B capital stock (including mandatorily redeemable Class B capital stock) and retained earnings, in an amount at least equal to the sum of our credit risk, market risk, and operational risk capital requirements, all of which are calculated in accordance with the rules and regulations of the FHFA.

•
Total regulatory capital-to-assets ratio. We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.0%. In addition, our Board requires us to maintain a minimum regulatory capital-to-assets ratio of 4.05%. Total regulatory capital is the sum of permanent capital, Class A capital stock (including mandatorily redeemable Class A capital stock), any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the FHFA as available to absorb losses.

•
Leverage capital-to-assets ratio. We are required to maintain at all times a leverage capital-to-assets ratio of at least 5.0%. Leverage capital is defined as the sum of: (1) permanent capital weighted by a 1.5 multiplier plus (2) all other capital without a weighting factor.

The following table shows our regulatory capital requirements compared to our actual capital position as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014		As of December 31, 2013
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,333,700	$2,768,730	$1,362,625	$2,845,695
Total capital-to-assets ratio	4.00%	7.97%	4.00%	8.25%
Total regulatory capital (1)	$1,442,219	$2,872,758	$1,434,813	$2,957,757
Leverage capital-to-assets ratio	5.00%	11.81%	5.00%	12.21%
Leverage capital	$1,802,773	$4,257,123	$1,793,516	$4,380,605

(1)	Total regulatory capital includes mandatorily redeemable capital stock and excludes AOCL. The FHFA may require us to maintain capital levels in excess of the regulatory minimum.
Capital Classification
Since September 2012, the Seattle Bank has been determined by the FHFA to be adequately capitalized; however, we remain subject to the requirements stipulated in the Amended Consent Arrangement as discussed below. Until the FHFA determines that we have met the requirements of the Amended Consent Arrangement, we expect to continue to be required to obtain FHFA non-objection prior to redeeming, repurchasing, or paying dividends on capital stock.
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
Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans, or other securities that are issued by the U.S. government or its agencies, and securities in which fiduciary and trust funds may invest under the laws of the state in which the FHLBank is located. We were in compliance with this requirement as of March 31, 2014 and December 31, 2013.
Deposit Reserve Requirement
The following table presents the components of this deposit reserve requirement as of March 31, 2014 and December 31, 2013.

	As of	As of
Deposit Reserve Requirement	March 31, 2014	December 31, 2013
(in thousands)
Total eligible deposit reserves	$8,414,241	$11,003,079
Less: Total member deposits	(447,443)	(410,112)
Excess deposit reserves	$7,966,798	$10,592,967

Operational Liquidity Requirement
FHFA regulation also requires us to establish a day-to-day operational liquidity policy, including a methodology for determining our operational liquidity needs and an enumeration of specific types of investments to be held for such liquidity purposes. Unlike contingency liquidity, operational liquidity includes ongoing access to the capital markets. We maintained operational liquidity in accordance with federal laws and regulations and policies established by our Board at all times during first quarter 2014 and during 2013.
Contingency Liquidity Requirement
Contingency liquidity requirements are intended to ensure that we have sufficient sources of funding to meet our operational requirements when our access to the capital markets, including our ability to issue consolidated obligations, is impeded for a maximum of five business days due to, among other things, a market disruption, operations failure, or problem with our credit quality. We have satisfied our contingency liquidity requirement if our contingent liquidity sources exceed or are equal to our contingent liquidity needs for a period of five consecutive business days. We met our contingency liquidity requirement at all times during first quarter 2014 and during 2013.

The following table summarizes our liquidity reserves to protect against contingency liquidity risk as of March 31, 2014.

As of
Contingency Liquidity Reserves	March 31, 2014
(in thousands)
Total contingency liquidity reserves (1)	$17,623,000
Less: Total requirement (2)	(4,998,000)
Excess contingency liquidity reserves	$12,625,000

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

Furthermore, we comply with FHFA guidance requiring each FHLBank to maintain sufficient liquidity, through short-term or other investments, in an amount at least equal to its anticipated cash outflows under two different scenarios. One scenario assumes that an FHLBank cannot access the capital markets for 15 calendar days and that, during that time, members do not renew any maturing, prepaid, or called advances. The second scenario assumes that an FHLBank cannot access the capital markets for five calendar days and that during that period an FHLBank will automatically renew maturing or called advances for all members except very large, highly-rated members. To comply with this liquidity guidance and to ensure adequate liquidity availability for member advances, since fourth quarter 2008, we have held larger-than-normal balances of overnight federal funds and securities purchased under agreements to resell and have lengthened the maturity of consolidated obligation discount notes used to fund many of these investments.
In addition, our Board requires us to maintain a voluntary liquidity operating threshold of 30 consecutive calendar days. We complied with all liquidity requirements and operating targets at all times during first quarter 2014 and during 2013. The voluntary contingency liquidity operating threshold is forward-looking, and at all times, we have had ample liquidity to meet our obligations and member funding needs.
See "Part I. Item 1. Business—Liquidity Requirements" in this report and Note 15 in our 2013 Financial Statements in our 2013 10-K, for additional information on liquidity requirements.
Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of March 31, 2014.

	As of March 31, 2014
	Payments Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Contractual obligations:
Consolidated obligation bonds (at par) (1)	$4,210,000	$4,595,660	$4,056,650	$3,820,315	$16,682,625
Mandatorily redeemable capital stock	1,036,570	48,857	438,728	137,802	1,661,957
Operating leases	1,770	3,560	3,463	8,794	17,587
Pension and post-retirement contributions	3,143	—	—	—	3,143
Total contractual obligations	$5,251,483	$4,648,077	$4,498,841	$3,966,911	$18,365,312
Other commitments:
Standby letters of credit	$429,908	$18,564	$2,025	$—	$450,497
Unused lines of credit and other commitments	—	10,000	—	—	10,000
Commitments to fund additional advances	1,500	—	—	—	1,500
Total other commitments	$431,408	$28,564	$2,025	$—	$461,997

(1)	Does not include interest payments on consolidated obligation bonds and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

In addition, as of March 31, 2014, we had $205.0 million in unsettled agreements to issue consolidated obligation bonds, all of which was hedged with interest-rate agreements.

Results of Operations for the Three Months Ended March 31, 2014 and 2013
Net income for the three months ended March 31, 2014 was $10.7 million, compared to $16.0 million for the same period in 2013. Net income for the three months ended March 31, 2014, compared to the same period in 2013, was unfavorably impacted by lower net interest income after provision (benefit) for credit losses, net higher losses on our derivatives and hedging activities, and higher operating expenses. Net income in both periods was favorably impacted by the accretion of previously recorded OTTI credit losses due to increased yields on previously impaired PLMBS with significant increases in cash flow. The accretion attributable to the increases in expected cash flows, which is recorded in investment income, totaled $5.7 million and $4.0 million for the three months ended March 31, 2014 and 2013. See "Results of Operations for the Three Months Ended March 31, 2014 and 2013—Net Interest Income—Interest Income—Investments" for additional information.
Net interest income after provision (benefit) for credit losses for the three months ended March 31, 2014 decreased to $31.5 million, from $34.6 million in first quarter 2013, primarily due to lower interest income on mortgage loans held for portfolio and advances, partially offset by increased interest income on investments. The change in interest income on mortgage loans held for portfolio was primarily due to lower average balances and the change in interest income on advances and investments was primarily driven by changes in yields.
We recorded a net loss of $1.4 million on our derivatives and hedging activities in first quarter 2014, compared to a net gain of $611,000 in the same period in 2013. The change was primarily the result of temporary ineffectiveness of our fair value hedges and changes in the fair value of swaptions that were economically hedging our assets and liabilities. Operating expenses increased by $1.5 million for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to increases in compensation and benefits expense, which were partially offset by decreases in our occupancy costs and other operating expenses.
Net Interest Income
Net interest income is the primary performance measure for our ongoing operations. Net interest income is affected by changes in the average balance (volume) and in the average yield (rate) of our interest-earning assets and interest-bearing liabilities. These changes are influenced by economic factors, our investment and funding strategies, and changes in our products and services. Interest rates, yield-curve shifts, and changes in market conditions are the primary economic factors affecting net interest income.
Our net interest income derives from the following sources:

•
net interest-rate spread, which is the difference between the interest earned on advances, investments, and mortgage loans, and the interest accrued or paid on the consolidated obligations, deposits, and other borrowings funding those assets; and

•	earnings from capital, which is the interest earned from investing our members' capital and retained earnings.
The sum of our net interest-rate spread and our earnings from capital, when expressed as a percentage of the average balance of interest-earning assets, equals our net interest margin. When we evaluate our net interest income and net interest margin, we exclude the provision/(benefit) for credit losses, as this amount is not a component of net interest spread or earnings on capital.

The following table summarizes the average rates of various interest-rate indices for the three months ended March 31, 2014 and 2013 that impacted our interest-earning assets and interest-bearing liabilities and such indices' ending rates as of March 31, 2014 and 2013 and December 31, 2013.

	Average Rate for the Three Months Ended		Ending Rate as of
Market Instrument	March 31, 2014	March 31, 2013	March 31, 2014	December 31, 2013	March 31, 2013
(in percentages)
Federal funds effective rate	0.07	0.14	0.06	0.07	0.09
3-month Treasury bill	0.04	0.08	0.03	0.07	0.07
1-month LIBOR	0.16	0.20	0.15	0.17	0.20
3-month LIBOR	0.24	0.29	0.23	0.25	0.28
2-year U.S. Treasury note	0.36	0.25	0.42	0.38	0.24
5-year U.S. Treasury note	1.59	0.81	1.72	1.74	0.76
10-year U.S. Treasury note	2.76	1.93	2.72	3.03	1.85

The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2014 and 2013. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$10,566,794	$16,272	0.62	$9,221,594	$17,155	0.75
Mortgage loans	780,056	10,264	5.34	1,019,591	13,300	5.29
Investments *	25,502,014	41,820	0.67	25,562,814	40,490	0.64
Other interest-earning assets	60,880	7	0.05	35,325	13	0.15
Total interest-earning assets	36,909,744	68,363	0.75	35,839,324	70,958	0.80
Other assets *	130,359			38,557
Total assets	$37,040,103			$35,877,881
Interest-bearing liabilities:
Consolidated obligations	$33,435,713	36,186	0.44	$32,129,308	36,335	0.46
Deposits	394,668	30	0.03	494,663	44	0.04
Mandatorily redeemable capital stock	1,743,206	441	0.10	1,186,391	—	—
Other borrowings	116	—	0.06	121	—	0.15
Total interest-bearing liabilities	35,573,703	36,657	0.42	33,810,483	36,379	0.44
Other liabilities	292,287			435,360
Capital	1,174,113			1,632,038
Total liabilities and capital	$37,040,103			$35,877,881
Net interest income		$31,706			$34,579

Interest-rate spread		$29,231	0.33		$30,562	0.36
Earnings from capital		2,475	0.02		4,017	0.03
Net interest margin		$31,706	0.35		$34,579	0.39

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

For the three months ended March 31, 2014, our average assets increased by $1.2 billion, compared to the same period in 2013. Average advances increased by $1.3 billion for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to advance activity that occurred in early 2013. For the three months ended March 31, 2014, compared to the same period in 2013, the average yield on our interest earning assets declined by 5 basis points, while the average cost of our interest-bearing liabilities decreased by 2 basis points. These changes were the reasons for the decrease in our interest-rate spread of 3 basis points, to 33 basis points, for the three months ended March 31, 2014, compared to the same period in 2013, and were primarily due to generally lower yields on advances and a lower average balance of mortgage loans, which have higher yields.
Earnings from capital declined by $1.5 million, to $2.5 million for the three months ended March 31, 2014, compared to the same period in 2013. This decline was primarily due to our repurchases of capital stock over the last four quarters, which reduced the average amount of capital available for investment, and to lower yields on our short-term investments in first quarter 2014, which declined by 1 basis point, to 2 basis points, for the three months ended March 31, 2014, compared to the same period in 2013.
The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014 vs. 2013 Increase (Decrease)
Changes in Volume and Rate	Volume *	Rate *	Total
(in thousands)
Interest income:
Advances	$2,304	$(3,187)	$(883)
Investments	(96)	1,426	1,330
Mortgage loans	(3,151)	115	(3,036)
Other loans	6	(12)	(6)
Total interest income	(937)	(1,658)	(2,595)
Interest expense:
Consolidated obligations	1,446	(1,595)	(149)
Deposits	(8)	(6)	(14)
Mandatorily redeemable capital stock	—	441	441
Total interest expense	1,438	(1,160)	278
Change in net interest income excluding provision/(benefit) for credit losses	$(2,375)	$(498)	$(2,873)

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Interest income decreased for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to lower interest income on mortgage loans and advances, which was partially offset by higher interest income on investments. These changes are discussed in more detail below.

Interest Income
The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the three months ended March 31, 2014, from the same period in 2013.

	For the Three Months Ended March 31,
Interest Income	2014	2013	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$16,251	$16,991	(4.4)
Prepayment fees on advances, net	21	164	(87.2)
Subtotal	16,272	17,155	(5.1)
Investments	41,820	40,490	3.3
Mortgage loans	10,264	13,300	(22.8)
Interest-bearing deposits and other	7	13	(46.2)
Total interest income	$68,363	$70,958	(3.7)

Interest income decreased for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to significant decreases in average yields on advances and average balances of mortgage loans, partially offset by increases in the average balance of advances and average yields on investments.
Advances
Interest income from advances decreased by 5.1% for the three months ended March 31, 2014, compared to the same period in 2013. For the three months ended March 31, 2014, interest income resulting from our increased average advance balance was more than offset by the decrease in average yield. Our average advances balance increased by 14.6%, to $10.6 billion, for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to the effect of advance activity in early 2013 from former member Bank of America Oregon, N.A. The average yield on advances, including prepayment fees on advances, decreased by 13 basis points, to 0.62%, for the three months ended March 31, 2014, compared to the same period in 2013.
The average yield on advances, excluding prepayment fees, for the three months ended March 31, 2014 was 0.62%, compared to 0.75% for the same period in 2013.
Prepayment Fees on Advances
For the three months ended March 31, 2014, we recorded net prepayment fee income of $21,000, compared to $164,000 for the same period in 2013. Borrowers prepaid advances totaling $9.3 million for the three months ended March 31, 2014, compared to $21.5 million for the same period in 2013. Prepayment fees on hedged advances were partially offset by the cost of terminating interest-rate exchange agreements hedging those advances. See Note 6 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional detail on gross and net prepayment fees.
Investments
Interest income from investments, which includes short-term investments and AFS and HTM investments, increased by 3.3% for the three months ended March 31, 2014, compared to the same period in 2013. Average investments decreased by $60.8 million, to $25.5 billion, for the three months ended March 31, 2014, compared to the same period in 2013, but the average yield on investments increased by 3 basis points, to 0.67%, between those periods, primarily due to the accretion of previously recorded OTTI credit losses due to increased yields on previously impaired PLMBS with significant increases in cash flow.
As part of our quarterly OTTI assessment, we analyze the cash flows of previously impaired PLMBS securities with no additional OTTI credit losses. If there is a significant increase in the expected cash flows of such a security, we adjust the yield on the security on a prospective basis. This adjusted yield is used to calculate the amount to be recognized into interest income over the remaining life of the PLMBS in order to match the amount and timing of future cash flows expected to be collected. As shown in the table below, we have adjusted a number of securities' yields in order to recognize the effect of favorable expected future cash flows and this recovery has become a material component in our investment income in recent periods. As of March

31, 2014, the amortized cost of our PLMBS included $367.0 million of OTTI credit losses, of which $115.1 million of unaccreted discount will be accreted back to investment interest income on a level-yield basis due to adjustments to yields resulting from significant improvements in the cash flows of the securities.
The following table provides additional details into the components of investment interest income for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
Components of Investment Interest Income	2014	2013
(in thousands, except percentages)
Non-MBS	$13,955	$13,137
MBS:
GSE and other U.S. agency	18,280	17,210
PLMBS:
Coupon and purchase premium amortization/discount accretion	3,885	6,191
Amount of net OTTI credit losses accreted during the period (1)	5,700	3,952
Total PLMBS	9,585	10,143
Total MBS	27,865	27,353
Total investment interest income	$41,820	$40,490

(1)
Net OTTI credit losses accreted during the period include accretion related to increases in yields due to significantly improved cash flows and OTTI credit loss present value accretion of $359,000 and $439,000 for the three months ended March 31, 2014 and 2013.

Mortgage Loans
Interest income from mortgage loans held for portfolio decreased by 22.8% for the three months ended March 31, 2014, compared to the same period in 2013. The decrease was primarily due to the effect of continuing repayments of principal on the average balance of mortgage loans held for portfolio. The average balance of our mortgage loans held for portfolio decreased by $239.5 million, to $780.1 million, for the three months ended March 31, 2014, compared to the same period in 2013. The yield on our mortgage loans held for portfolio increased by 5 basis points, to 5.34%, for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to the recognition of unamortized premiums and unaccreted discounts due to mortgage loan repayments.
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our March 31, 2014 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses was insufficient to absorb the expected credit losses on our mortgage loan portfolio. Accordingly, for the three months ended March 31, 2014, we recorded a provision for credit losses of $236,000. We recorded a benefit for credit losses of $41,000 for the same period in 2013.
Interest Expense
The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three months ended March 31, 2014 from the same period in 2013.

	For the Three Months Ended March 31,
Interest Expense	2014	2013	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligation discount notes	$2,347	$4,502	(47.9)
Consolidated obligation bonds	33,839	31,833	6.3
Deposits	30	44	(31.8)
Mandatorily redeemable capital stock	441	—	N/A
Total interest expense	$36,657	$36,379	0.8

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
Consolidated Obligation Discount Notes
Interest expense on consolidated obligation discount notes decreased by 47.9% for the three months ended March 31, 2014, compared to the same period in 2013. This decrease in interest expense on consolidated obligation discount notes was primarily due to a significantly lower average balance and lower cost of funds for the three months ended March 31, 2014, compared to the same period in 2013. The average balance of our consolidated obligation discount notes decreased by $4.5 billion, to $15.4 billion, and the average cost of funds on these notes decreased by 3 basis points, to 0.06%, during the three months ended March 31, 2014, compared to the same period in 2013.
Consolidated Obligation Bonds
Interest expense on consolidated obligation bonds increased by 6.3% for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to a significant increase in the average balance of consolidated obligation bonds outstanding partially offset by a significant decrease in yields for the three months ended March 31, 2014, compared to the same period in 2013. Overall, the average balance of consolidated obligation bonds increased by $5.8 billion, to $18.1 billion, and the average yield declined by 29 basis points, to 0.76%, for the three months ended March 31, 2014, compared to the same period in 2013.
Deposits
Interest expense on deposits decreased by 31.8%, to $30,000, for the three months ended March 31, 2014, compared to the same period in 2013. The decrease was due to a decline in the average balance of deposits of $100.0 million, to $394.7 million, and the average interest rates paid on deposits for the three months ended March 31, 2014 declined by 1 basis point to 0.03% from the same period in 2013. Deposit levels generally vary based on our members' liquidity levels and market conditions, as well as the interest rates we pay on our deposits.
Mandatorily Redeemable Capital Stock
Dividends on mandatorily redeemable capital stock, which are recorded as interest expense, totaled $441,000 for the three months ended March 31, 2014. We paid no such dividends on capital stock in first quarter 2013.
Effect of Derivatives and Hedging on Income
We use derivatives to manage our exposure to changes in interest rates and to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions and financial management strategies. We often use derivatives to hedge fixed interest-rate advances and consolidated obligations by effectively converting the fixed interest rates to short-term variable interest rates (generally one- or three-month LIBOR). For example, when we fund a variable interest-rate advance with a fixed interest-rate consolidated obligation, we may enter into an interest-rate exchange agreement that effectively converts the fixed interest-rate consolidated obligation to a variable interest rate and locks in the spread between the consolidated obligation and the advance. In this example, net (loss) gain on derivatives and hedging activities would reflect only the impact on interest expense as a result of the hedging of the consolidated obligation and would exclude the impact of the changes on interest income as a result of interest-rate changes on the variable interest-rate advance because the advance is not hedged. To the extent that we hedge our interest-rate risk on such transactions, only the hedged side of the transaction is reflected in net gain on derivatives and hedging activities.
Our use of derivatives decreased our income by $2.2 million for the three months ended March 31, 2014, compared to increasing it by $12.3 million for the same period in 2013. The effect on income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances, (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates, and (3) converting fixed interest rates on AFS investments to variable interest rates. See Note 9 in "Item 1. Financial Statements—Condensed Notes to Financial Statements"

for income and expense impacts by hedged item type for the three months ended March 31, 2014 and 2013, "—Financial Condition as of March 31, 2014 and December 31, 2013—Derivative Assets and Liabilities," and "—Other (Loss) Income" below for additional information on our outstanding derivatives.
Other (Loss) Income
Other (loss) income includes the credit portion of OTTI loss, net loss on financial instruments held under fair value option, net realized gain on sale of AFS securities, net (loss) gain on derivatives and hedging activities, net realized gain (loss) on early extinguishment of consolidated obligations, and other miscellaneous income (including service fees) not included in net interest income. Because of the type of financial activity reported in this category, other (loss) income can be volatile from period to period. For instance, net (loss) gain on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves, and the credit portion of OTTI loss is highly dependent upon the performance of collateral underlying our PLMBS as well as our OTTI modeling assumptions.
The following table presents the components of our other (loss) income and the percentage change for the three months ended March 31, 2014 from the same period in 2013.

	For the Three Months Ended March 31,
Other (Loss) Income	2014	2013	Percent Increase/(Decrease)
(in thousands, except percentages)
Net OTTI loss, credit portion	$(3)	$(342)	(99.1)
Net loss on financial instruments held under fair value option	(90)	(422)	(78.7)
Net realized gain on sale of AFS securities	—	903	(100.0)
Net (loss) gain on derivatives and hedging activities	(1,434)	611	(334.7)
Net realized gain (loss) on early extinguishment of consolidated obligations	63	(299)	121.1
Other, net	799	251	218.3
Total other (loss) income	$(665)	$702	(194.7)

Total other (loss) income decreased by $1.4 million for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to an increase in net losses of $2.0 million on derivatives and hedging activities and a decrease of $903,000 in net realized gain on sale of AFS securities. Improvements of $362,000 in net realized gain (loss) on early extinguishment of consolidated obligations, $339,000 in credit-related OTTI losses, $548,000 in other, net, partially offset the impact of the unfavorable changes relating to derivatives and hedging activities and sale of AFS securities. The increase in other, net is primarily due to gains on the sale of REO properties, which increased by $407,000 for the three months ended March 31, 2014, compared to the same period in 2013.
Credit Portion of OTTI Loss
We recorded $3,000 of additional credit losses on our PLMBS for the three months ended March 31, 2014, compared to $342,000 of such credit losses for the same period in 2013. See “—Financial Condition as of March 31, 2014 and December 31, 2013—Investments," "—Critical Accounting Policies and Estimates—OTTI of Securities," and Note 5 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information regarding our other-than-temporarily impaired securities.
Net Loss on Financial Instruments Held Under Fair Value Option
For the three months ended March 31, 2014, we recorded net losses of $90,000 on our consolidated obligation bonds and discount notes on which we elected the fair value option, compared to a net loss of $422,000 for the same period in 2013.
Net Realized Gain on Sale of AFS Securities
During the three months ended March 31, 2013, we sold one AFS security. The proceeds of the sale were $41.8 million and resulted in a net gain of $903,000. We sold no AFS securities during the three months ended March 31, 2014.

Net (Loss) Gain on Derivatives and Hedging Activities
For the three months ended March 31, 2014, we recorded a decrease of $2.0 million in our net (loss) gain on derivatives and hedging activities, compared to the same period in 2013. The following table presents the components of net (loss) gain on derivatives and hedging activities for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
Net (Loss) Gain on Derivatives and Hedging Activities	2014	2013
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$(907)	$273
Total net (loss) gain related to fair value hedge ineffectiveness	(907)	273
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(89)	371
Interest-rate swaptions	(1,161)	—
Net interest settlements	919	(33)
Offsetting transactions:
Interest-rate swaps	(196)	—
Total net (loss) gain related to derivatives not designated as hedging instruments	(527)	338
Net (loss) gain on derivatives and hedging activities	$(1,434)	$611

The decrease in the net gain on derivatives and hedging activities for the three months ended March 31, 2014, compared to the same period in 2013, was primarily due to the effects of our interest-rate swaption, of which there was no similar activity in 2013.
See “—Effect of Derivatives and Hedging on Income," "Financial Condition—Derivative Assets and Liabilities,” and Note 9 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information.
Net Realized Gain (Loss) on Early Extinguishment of Consolidated Obligations
From time to time, we early extinguish consolidated obligations by exercising our rights to call consolidated obligations or by reacquiring such consolidated obligations on the open market. We early extinguish debt primarily to economically reduce the relative cost of our consolidated obligation debt in future periods, particularly when the future yield of the replacement debt is expected to be lower than the yield for the extinguished debt. Net realized gain (loss) on early extinguishment of consolidated obligations increased by $362,000, to $63,000, for the three months ended March 31, 2014, compared to the same period in 2013.
We continue to review our consolidated obligations portfolio for opportunities to call or otherwise extinguish debt, lower our interest expense, or better match the duration of our liabilities to that of our assets.

Other Expense
Other expense includes operating expenses, FHFA and Office of Finance assessments, and other miscellaneous expenses. The following table presents the components of our other expense and the percentage change for the three months ended March 31, 2014 from the three months ended March 31, 2013.

	For the Three Months Ended March 31,
Other Expense	2014	2013	Percent Increase/(Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$9,304	$7,548	23.3
Occupancy cost	1,509	1,931	(21.9)
Other operating	6,662	6,475	2.9
FHFA	779	867	(10.1)
Office of Finance	595	679	(12.4)
Other	39	61	(36.1)
Total other expense	$18,888	$17,561	7.6

Total other expense increased by $1.3 million, to $18.9 million, for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to higher compensation and benefits expense, partially offset by lower occupancy cost. Compensation and benefits increased in first quarter 2014 by $1.8 million, compared to the same period in 2013, primarily due to additional compensation and benefits expense related to employees hired in 2013 and costs relating to the bank's incentive compensation accruals as a result of higher-than-estimated 2013 performance award payments. Occupancy cost in first quarter 2013 was temporarily higher due to expenses related to the relocation of the bank's headquarters in second quarter 2013.
FHFA and Office of Finance expenses represent costs allocated to us by those entities calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding compared to the FHLBank System as a whole.
Assessments
Our assessments for AHP are calculated as 10% of our net earnings before assessments and dividends recorded as interest expense. We recorded $1.2 million of AHP assessments for the three months ended March 31, 2014, compared to $1.8 million for the same period in 2013.

Critical Accounting Policies and Estimates
Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. We base our estimates on historical experience and on other factors believed to be reasonable given the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Our significant accounting policies are summarized in “Part II. Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates” included in our 2013 10-K. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include determination of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization of premiums and accretion of discounts, and determination of allowances for credit losses. With the exception of changes in the significant inputs used to measure credit losses on our PLMBS determined to be other-than-temporarily impaired for the three months ended March 31, 2014, as discussed below, there were no significant changes to our critical accounting policies or to the judgments, assumptions, and estimates, as described in our 2013 10-K, during the three months ended March 31, 2014.

Determination of OTTI of Securities
The following table presents a summary of the significant inputs used to evaluate our PLMBS for OTTI for the three months ended March 31, 2014, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown. We had one security determined to be further impaired during the three months ended March 31, 2014, and recorded $3,000 of additional credit losses in first quarter 2014.

	Significant Inputs Used to Measure Credit Losses on PLMBS For the Three Months Ended March 31, 2014			As of March 31, 2014
	Cumulative Voluntary Prepayment Rates (1)	Cumulative Default Rates (1)	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average	Weighted Average	Weighted Average	Weighted Average
(in percentages)
Prime:
2008	13.4	13.9	37.0	21.4
2005	8.8	14.2	31.8	23.9
2004 and prior	13.6	25.8	39.7	12.6
Total prime	13.0	20.7	38.0	16.6
Alt-A:
2008	10.8	30.8	42.4	27.2
2007	6.0	49.1	43.8	16.9
2006	5.1	47.7	45.8	16.1
2005	6.9	32.6	39.1	24.0
2004 and prior	9.7	10.2	31.7	18.8
Total Alt-A	6.6	44.7	43.7	18.7
Total PLMBS	7.2	42.1	43.1	18.5

(1)	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

In addition to evaluating our PLMBS under a base-case (or best estimate) scenario as discussed in Note 5 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” we also performed a cash flow analysis for each of these securities under a more stressful housing price scenario. This stress-test, or adverse-case, scenario was primarily based on a short-term housing price forecast that decreased five percentage points relative to the base case, followed by a recovery path that is 33.0% lower than the base-case scenario.

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
The following table represents the impact to credit-related OTTI for the three months ended March 31, 2014 for the more stressful housing price scenario described above, which assumes delayed recovery of the housing price index (HPI), compared to credit-related OTTI recorded using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	For the Three Months Ended March 31, 2014
	Actual Results - Base-Case HPI Scenario			Adverse HPI Scenario Results
PLMBS	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q1 2014 OTTI Credit Loss	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q1 2014 OTTI Credit Loss
(in thousands, except number of securities)
Alt-A *	1	$3,484	$(3)	4	$216,471	$(2,339)

*	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

As described in Note 5 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” in our quarterly OTTI assessment, we evaluate each of our securities with a fair value less than amortized cost to determine whether there is any OTTI credit loss (i.e., the present value of the cash flows expected to be collected is less than the amortized cost basis). Any subsequent unfavorable changes in the amount and timing of cash flows expected to be collected could result in additional OTTI losses if, at subsequent evaluation dates, the fair value of our affected securities is less than their amortized cost.
As part of our quarterly OTTI assessment, we also identify previously impaired securities with no additional OTTI credit losses in the quarter. If there is a significant increase in a security's expected cash flows, we adjust the yield on the security on a prospective basis. This adjusted yield is used to calculate the amount to be recognized into interest income over the remaining life of the security in order to match the amount and timing of future cash flows expected to be collected. As of March 31, 2014, the balance of the credit loss component of our PLMBS determined to be other-than-temporarily impaired was $367.0 million. Based on our first quarter 2014 OTTI analysis, the portion of this balance that will be accreted to interest income over the remaining lives of the PLMBS is $115.1 million. See Note 5 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on changes in the balance of the credit loss components on our PLMBS.
Recently Issued and Adopted Accounting Guidance
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
The following table summarizes our total statement of condition risk measures as of March 31, 2014 and December 31, 2013.

	As of	As of
Primary Risk Measures	March 31, 2014	December 31, 2013
Effective duration of equity	(0.22)	0.03
Effective convexity of equity	(4.30)	(3.24)
Effective key-rate-duration-of-equity mismatch	1.08	1.09
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(0.97)%	(1.25)%
- 100 basis point shock scenario	(1.72)%	(1.34)%
+ 200 basis point shock scenario	(3.02)%	(3.67)%
- 200 basis point shock scenario	(3.65)%	(3.66)%
+ 250 basis point shock scenario	(4.35)%	(5.16)%
- 250 basis point shock scenario	(4.42)%	(4.43)%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of March 31, 2014, the effective duration of equity reflected the change in interest rates and changes in our hedging activity compared to those of December 31, 2013. The decrease in the effective convexity of equity as of March 31, 2014 from December 31, 2013 was primarily caused by the change in the convexity profile of our consolidated obligations, partially offset by the change in convexity of the derivatives hedging the consolidated obligations. Effective key-rate-duration-of-equity mismatch decreased slightly as of March 31, 2014 from December 31, 2013, primarily due to the changes in the composition of our statements of condition.
The estimated change in our market value-of-equity sensitivity resulting from the plus and minus 100-, 200-, and 250-basis point changes in interest rates between March 31, 2014 and December 31, 2013 was the result of our negative effective convexity of equity profile, which is discussed above.
To isolate the effects of credit/liquidity associated with a portion of our PLMBS, we disaggregate our assets, liabilities, and interest-rate exchange agreements into: (1) a credit/liquidity portfolio and (2) a risk management portfolio. The credit/liquidity portfolio contains our PLMBS collateralized by Alt-A mortgage loans along with the liabilities funding those PLMBS and any associated derivatives as well as the credit basis difference in the risk management portfolio. The risk management portfolio contains our remaining operations, primarily consisting of our advances, short-term investments, mortgage loans held for portfolio, and mortgage-backed investments not collateralized by Alt-A mortgage loans, along with the funding and hedges associated with these assets (after removing the credit basis difference associated with the consolidated obligations and interest-rate exchange agreements in hedging relationships). This disaggregation allows us to more accurately measure and manage interest-rate risk in the risk management portfolio. Similarly, the credit/liquidity portfolio, after inclusion of the credit basis difference, allows even more accurate identification of the credit/liquidity effects of this portfolio on our market-risk measures and our market value leverage ratio. We believe that this segregation provides greater transparency, a more granular assessment of market risk, and a means to more effectively manage our risks.

Our risk management policy limits apply only to the risk management portfolio risk measures. We were in compliance with these risk management policy limits as of March 31, 2014 and December 31, 2013. The following table summarizes the portfolio's risk measures and respective limits as of March 31, 2014 and December 31, 2013.

	As of	As of	Risk Measure
Risk Management Portfolio Risk Measures and Limits	March 31, 2014	December 31, 2013	Limit
Effective duration of equity	0.88	1.02	+/-4.00
Effective convexity of equity	(0.94)	(0.49)	-5.00
Effective key-rate-duration-of-equity mismatch	1.35	1.09	+4.00
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(1.36)%	(1.57)%	-4.00%
- 100 basis point shock scenario	0.15%	1.01%	-4.00%
+ 200 basis point shock scenario	(3.22)%	(3.71)%	-8.00%
- 200 basis point shock scenario	(1.30)%	(0.19)%	-8.00%
+ 250 basis point shock scenario	(4.29)%	(4.90)%	-10.00%
- 250 basis point shock scenario	(2.00)%	(0.85)%	-10.00%
The changes in the effective duration of equity, effective convexity, effective key-rate-duration-of-equity mismatch, and estimated changes in our market value-of-equity sensitivity resulting from the plus and minus 100-, 200-, and 250-basis point changes in interest rates of our interest-rate risk management portfolio as of March 31, 2014 from that as of December 31, 2013 primarily reflect changes in interest rates during first quarter 2014.
Instruments that Address Market Risk
Consistent with FHFA regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, and swaptions, only to reduce the interest-rate exposure inherent in otherwise unhedged asset and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations—Financial Condition as of March 31, 2014 and December 31, 2013—Derivative Assets and Liabilities" for additional information.

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
Under the supervision and with the participation of the Seattle Bank's management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), management of the Seattle Bank evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2014, the end of the period covered by this report. Based on this evaluation, the president and chief executive officer and chief accounting and administrative officer have concluded that the Seattle Bank's disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting
The president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's internal control over financial reporting performs similar functions as a principal financial officer), conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2014, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. It was determined that there were no changes in internal control over financial reporting in the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Seattle Bank's internal control over financial reporting.

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
PLMBS Legal Proceedings
The Seattle Bank is currently involved in a number of legal proceedings against various entities relating to our purchases and subsequent impairment of certain PLMBS. These proceedings are described in “Part I. Item 3. Legal Proceedings” in our 2013 10-K and below. As was previously reported, in December of 2009, the Seattle Bank filed 11 complaints in the Superior Court of Washington for King County relating to PLMBS that the Seattle Bank purchased from various dealers and financial institutions in an aggregate original principal amount of approximately $4 billion. The Seattle Bank's complaints under Washington State law request rescission of its purchases of the securities and repurchases of the securities by the defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the securities received by the Seattle Bank. The Seattle Bank asserts that the defendants made untrue statements and omitted important information in connection with their sales of the securities to the Seattle Bank.
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
Although several other FHLBanks have entered into agreements to settle certain of their similar legal proceedings against various entities, the Seattle Bank has not entered into any such agreements as of the date of this report.
Consent Arrangement
For additional information relating to the Seattle Bank's Amended Consent Arrangement with the FHFA, see "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Consent Arrangement" and Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.

ITEM 1A. RISK FACTORS
Our 2013 10-K includes a detailed discussion of our risk factors. There have been no material changes from the risk factors disclosed in the “Part I. Item 1A. Risk Factors” section of our 2013 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
We currently lease 2,920 square feet of space in the Seattle area as a disaster recovery facility under a ten-year lease with an original expiration date of February 2013, having an 18-month extension option. We exercised the option, extending the term through August 31, 2014. On April 30, 2014, we executed an option to extend the lease term of this facility for an additional six months, with an expiration date of February 28, 2015.
ITEM 6. EXHIBITS

Exhibit No.	Exhibits

10.1 *
Change of Control Agreement between the Federal Home Loan Bank of Seattle and Michael L. Wilson, effective as of March 17, 2014 (incorporated by reference to Exhibit 10.17 to the Form 10-K filed with the SEC on March 18, 2014).

10.2 *
Form of Change of Control Agreement between the Federal Home Loan Bank of Seattle and executive officers, excluding the president and chief executive officer, effective as of March 17, 2014 (incorporated by reference to Exhibit 10.18 to the Form 10-K filed with the SEC on March 18, 2014).

10.3 *	Federal Home Loan Bank of Seattle Executive Incentive Compensation Plan as of January 14, 2014.
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Compensation benefit related exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Michael L. Wilson	Dated:	May 8, 2014
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	May 8, 2014
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer
(Principal Accounting Officer *)

*
The Chief Accounting and Administrative Officer for purposes of the Seattle Bank's disclosure controls and procedures and internal control over financial reporting performs similar functions as a principal financial officer.

LIST OF EXHIBITS

Exhibit No.	Exhibits

10.1 *
Change of Control Agreement between the Federal Home Loan Bank of Seattle and Michael L. Wilson, effective as of March 17, 2014 (incorporated by reference to Exhibit 10.17 to the Form 10-K filed with the SEC on March 18, 2014).

10.2 *
Form of Change of Control Agreement between the Federal Home Loan Bank of Seattle and executive officers, excluding the president and chief executive officer, effective as of March 17, 2014 (incorporated by reference to Exhibit 10.18 to the Form 10-K filed with the SEC on March 18, 2014).

10.3 *	Federal Home Loan Bank of Seattle Executive Incentive Compensation Plan as of January 14, 2014.
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Compensation benefit related exhibit.