Form 10-Q
period 2014-06-30
Federal Home Loan Bank of Seattle
filed 2014-08-07
CIK 1329701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐ No  ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of July 31, 2014, the Federal Home Loan Bank of Seattle had outstanding 966,165 shares of its Class A capital stock and 23,999,166 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
June 30, 2014

PART I.

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION (Unaudited)

	As of	As of
	June 30, 2014	December 31, 2013
(in thousands, except par value)
Assets
Cash and due from banks	$248	$1,459,261
Deposits with other Federal Home Loan Banks (FHLBanks)	163	106
Securities purchased under agreements to resell	3,000,000	1,500,000
Federal funds sold	6,159,500	5,013,000
Investment securities:
Available-for-sale (AFS) securities (Note 3)	7,022,681	6,601,503
Held-to-maturity (HTM) securities (fair values of $9,350,642 and $9,434,285) (Note 4)	9,303,434	9,431,473
Total investment securities	16,326,115	16,032,976
Advances (Note 6)	10,214,333	10,935,294
Mortgage loans held for portfolio, net (includes $1,257 and $934 of allowance for credit losses) (Notes 7 and 8)	723,465	797,620
Accrued interest receivable	48,385	47,643
Premises, software, and equipment, net	14,788	16,386
Derivative assets, net (Note 9)	48,566	54,494
Other assets	13,288	13,534
Total Assets	$36,548,851	$35,870,314
Liabilities
Deposits	$422,563	$410,112
Consolidated obligations (Note 10):
Discount notes (includes $0 and $999,890 at fair value under fair value option)	17,220,299	14,989,009
Bonds (includes $499,956 and $500,020 at fair value under fair value option)	15,893,911	17,413,887
Total consolidated obligations	33,114,210	32,402,896
Mandatorily redeemable capital stock (MRCS) (Note 11)	1,635,217	1,747,690
Accrued interest payable	62,107	62,892
Affordable Housing Program (AHP) payable	20,556	20,338
Derivative liabilities, net (Note 9)	74,076	51,583
Other liabilities	33,079	36,504
Total liabilities	35,361,808	34,732,015
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 8,167 and 8,777	816,713	877,736
Class A capital stock putable ($100 par value) - issued and outstanding shares: 413 and 452	41,286	45,241
Total capital stock	857,999	922,977
Retained earnings:
Unrestricted	256,089	236,204
Restricted	55,972	50,886
Total retained earnings	312,061	287,090
Accumulated other comprehensive income (loss) (AOCI)	16,983	(71,768)
Total capital	1,187,043	1,138,299
Total Liabilities and Capital	$36,548,851	$35,870,314

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
(in thousands)
Interest Income
Advances	$15,894	$17,871	$32,145	$34,862
Prepayment fees on advances, net	1,468	1,516	1,489	1,680
Interest-bearing deposits	10	18	17	31
Securities purchased under agreements to resell	380	1,776	608	3,885
Federal funds sold	1,915	2,493	3,589	5,631
AFS securities	15,795	10,693	32,830	20,332
HTM securities	23,102	23,222	45,985	48,826
Mortgage loans held for portfolio	9,995	12,723	20,259	26,023
Total interest income	68,559	70,312	136,922	141,270
Interest Expense
Consolidated obligations - discount notes	2,148	3,211	4,495	7,713
Consolidated obligations - bonds	32,383	32,988	66,222	64,821
Deposits	31	33	61	77
Mandatorily redeemable capital stock	436	—	877	—
Total interest expense	34,998	36,232	71,655	72,611
Net Interest Income	33,561	34,080	65,267	68,659
Less: Provision (benefit) for credit losses	121	12	357	(29)
Net Interest Income after Provision (Benefit) for Credit Losses	33,440	34,068	64,910	68,688
Other Income (Loss)
Net amount of other-than-temporary impairment (OTTI) loss reclassified from AOCI	(1,626)	—	(1,629)	(342)
Net OTTI loss, credit portion (Note 5)	(1,626)	—	(1,629)	(342)
Net gain (loss) on financial instruments under fair value option (Note 12)	44	(158)	(46)	(580)
Net realized gain on sale of AFS securities	—	—	—	903
Net gain (loss) on derivatives and hedging activities (Note 9)	3,843	(601)	2,409	10
Net realized loss on early extinguishment of consolidated obligations	(276)	(276)	(213)	(575)
Other, net	776	339	1,575	590
Total other income (loss)	2,761	(696)	2,096	6
Other Expense
Operating:
Compensation and benefits	8,677	7,521	17,981	15,069
Other operating	9,830	9,045	18,001	17,451
Federal Housing Finance Agency (FHFA)	584	527	1,363	1,394
Office of Finance	634	597	1,229	1,276
Other, net	39	4,107	78	4,168
Total other expense	19,764	21,797	38,652	39,358
Income before Assessments	16,437	11,575	28,354	29,336
Assessments
AHP	1,687	1,158	2,923	2,934
Total assessments	1,687	1,158	2,923	2,934
Net Income	$14,750	$10,417	$25,431	$26,402

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
(in thousands)
Net income	$14,750	$10,417	$25,431	$26,402
Other comprehensive income:
Net unrealized gain (loss) on AFS securities	13,948	(29,103)	28,928	(20,431)
Unrealized gain (loss) on OTTI AFS securities:
Net change in fair value of OTTI securities	25,824	39,469	56,694	133,756
Reclassification of non-credit portion included in net income	1,626	—	1,629	342
Reclassification of net gain on sale of AFS securities included in net income	—	—	—	(903)
Total unrealized gain on OTTI AFS securities	27,450	39,469	58,323	133,195
Net non-credit portion of OTTI gain on HTM securities:
Accretion of non-credit portion	748	804	1,488	1,622
Total net non-credit portion of OTTI gain on HTM securities	748	804	1,488	1,622
Pension benefits	7	15	12	30
Total comprehensive income	$56,903	$21,602	$114,182	$140,818

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL (Unaudited)

For the Six Months Ended June 30, 2014 and 2013	Class A Capital Stock (1)		Class B Capital Stock (1)		Total Capital Stock (1)		Retained Earnings			AOCI	Total Capital
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted (Note 11)	Restricted (Note 11)	Total
(amounts and shares in thousands)
Balance, December 31, 2012	1,092	$109,222	14,630	$1,463,045	15,722	$1,572,267	$187,511	$38,597	$226,108	$(226,468)	$1,571,907
Proceeds from issuance of capital stock	—	—	49	4,879	49	4,879	—	—	—	—	4,879
Repurchases of capital stock	(92)	(9,247)	(134)	(13,432)	(226)	(22,679)	—	—	—	—	(22,679)
Net shares reclassified to MRCS	(489)	(48,903)	(5,827)	(582,663)	(6,316)	(631,566)	—	—	—	—	(631,566)
Comprehensive income	—	—	—	—	—	—	21,122	5,280	26,402	114,416	140,818
Balance, June 30, 2013	511	$51,072	8,718	$871,829	9,229	$922,901	$208,633	$43,877	$252,510	$(112,052)	$1,063,359
Balance, December 31, 2013	452	$45,241	8,777	$877,736	9,229	$922,977	$236,204	$50,886	$287,090	$(71,768)	$1,138,299
Proceeds from issuance of capital stock	—	—	209	20,935	209	20,935	—	—	—	—	20,935
Repurchases of capital stock	(39)	(3,927)	(63)	(6,367)	(102)	(10,294)	—	—	—	—	(10,294)
Net shares reclassified to MRCS	—	(28)	(756)	(75,591)	(756)	(75,619)	—	—	—	—	(75,619)
Cash dividends	—	—	—	—	—	—	(460)	—	(460)	—	(460)
Comprehensive income	—	—	—	—	—	—	20,345	5,086	25,431	88,751	114,182
Balance, June 30, 2014	413	$41,286	8,167	$816,713	8,580	$857,999	$256,089	$55,972	$312,061	$16,983	$1,187,043

(1) Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2014	2013
(in thousands)
Operating Activities
Net income	$25,431	$26,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(12,141)	(10,069)
Net OTTI loss, credit portion	1,629	342
Net realized gain on sale of AFS securities	—	(903)
Net change in fair value adjustments on financial instruments under fair value option	46	580
Net change in derivatives and hedging activities	13,794	(1,164)
Net realized loss on early extinguishment of consolidated obligations	213	575
Net realized (gain) loss on disposal of premises and equipment	(3)	4,009
Provision (benefit) for credit losses	357	(29)
Other adjustments	217	512
Net change in:
Accrued interest receivable	(741)	6,349
Other assets	3,032	10,575
Accrued interest payable	(785)	2,996
Other liabilities	(2,731)	345
Total adjustments	2,887	14,118
Net cash provided by operating activities	28,318	40,520
Investing Activities
Net change in:
Interest-bearing deposits	(16,835)	(35,283)
Deposits with other FHLBanks	(57)	33
Securities purchased under agreements to resell	(1,500,000)	(400,000)
Federal funds sold	(1,146,500)	948,400
Premises, software and equipment	(833)	(8,799)
AFS securities:
Proceeds from long-term	909,852	697,130
Proceeds from sales of long-term	—	41,799
Purchases of long-term	(1,144,283)	(1,179,759)
HTM securities:
Net (increase) decrease in short-term	(161,043)	975
Proceeds from long-term	549,307	1,303,493
Purchases of long-term	(260,681)	(1,558,870)
Advances:
Proceeds	17,418,266	21,728,104
Made	(16,688,854)	(24,155,471)
Mortgage loans:
Principal collected	72,025	143,391
Net cash used in investing activities	(1,969,636)	(2,474,857)

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	For the Six Months Ended June 30,
	2014	2013
(in thousands)
Financing Activities
Net change in:
Deposits	$(9,444)	$(55,312)
Net (payments) proceeds on derivative contracts with financing elements	(3,230)	25,713
Net proceeds from issuance of consolidated obligations:
Discount notes	391,923,121	481,934,782
Bonds	5,042,425	11,913,689
Payments for maturing and retiring consolidated obligations:
Discount notes	(389,691,258)	(487,552,117)
Bonds	(6,601,398)	(3,787,720)
Proceeds from issuance of capital stock	20,935	4,879
Payments for repurchase of MRCS	(188,092)	(27,163)
Payments for repurchase of capital stock	(10,294)	(22,679)
Cash dividends paid	(460)	—
Net cash provided by financing activities	482,305	2,434,072
Net change in cash and due from banks	(1,459,013)	(265)
Cash and due from banks at beginning of the period	1,459,261	454
Cash and due from banks at end of the period	$248	$189

Supplemental Disclosures
Interest paid	$72,440	$69,615
AHP payments, net	$2,705	$1,597
Transfers of mortgage loans to real estate owned (REO)	$1,687	$1,558

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 1—Basis of Presentation, Use of Estimates, Change in Accounting Principle
Basis of Presentation
These unaudited financial statements and condensed notes should be read in conjunction with the audited financial statements and related notes for the years ended December 31, 2013, 2012, and 2011 included in the 2013 annual report on Form 10-K (2013 10-K) of the Federal Home Loan Bank of Seattle (Seattle Bank). These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Article 10 of the Securities and Exchange Commission's (SEC) Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair statement of the financial condition, operating results, and cash flows for the interim periods have been included. Our financial condition as of June 30, 2014 and the operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the condition or results that may be expected as of or for the year ending December 31, 2014.
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
Change in Accounting Principle
Change in Amortization and Accretion Method of Deferred Premiums and Discounts on Mortgage Loans Held for Portfolio
Effective October 1, 2013, we changed our method of accounting for the amortization and accretion of premiums and discounts on our mortgage loans held for portfolio to the contractual interest method. Historically, we deferred and amortized premiums and accreted discounts as interest income using the retrospective interest method, which used both actual prepayment experience and estimates of future principal repayments in calculating the estimated lives of the assets. While both the retrospective interest and contractual interest methods are acceptable under GAAP, we believe the contractual interest method is preferable to the retrospective interest method for recognizing the remaining net unamortized premiums on our mortgage loans held for portfolio because: (1) the contractual method represents the base accounting model articulated in GAAP applicable to accounting for the amortization of premiums and the accretion of discounts, whereas the retrospective method is only permitted by the guidance in narrowly defined circumstances; and (2) changing our methodology to the contractual method for amortizing premiums and accreting discounts on mortgage loans held for portfolio will increase consistency of practice across the FHLBank System and enhance financial reporting in the FHLBank System Combined Financial Report. For additional information on the change in our amortization and accretion method, see Note 2 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2013 10-K.
The change to the contractual interest method for amortizing premiums and accreting discounts on our mortgage loans has been reported through retroactive application of the change in accounting principle to all periods presented and resulted in a decrease of $131,000 and an increase of $145,000 to net income for the three and six months ended June 30, 2013, compared to the net income previously reported in our filed quarterly report for those periods.

The following table illustrates the impact of the change in amortization and accretion methodology on our previously reported financial statements as of and for the three and six months ended June 30, 2013.

	For the Three Months Ended June 30, 2013
	Previous Method	As Computed Under the New Method	Effect of Change
(in thousands)
Statement of income:
Interest income - mortgage loans held for portfolio	$12,868	$12,723	$(145)
Net interest income after provision (benefit) for credit losses	34,213	34,068	(145)
Income before assessments	11,720	11,575	(145)
Assessments	1,172	1,158	(14)
Net income	10,548	10,417	(131)
Statement of comprehensive income:
Net income	10,548	10,417	(131)
Total comprehensive income	21,733	21,602	(131)

	As of and for the Six Months Ended June 30, 2013
	Previous Method	As Computed Under the New Method	Effect of Change
(in thousands)
Statement of condition:
Mortgage loans held for portfolio, net	$914,450	$912,484	$(1,966)
AHP payable	19,650	19,667	17
Total retained earnings	254,493	252,510	(1,983)
Statement of income:
Interest income - mortgage loans held for portfolio	25,861	26,023	162
Net interest income after provision (benefit) for credit losses	68,526	68,688	162
Income before assessments	29,174	29,336	162
Assessments	2,917	2,934	17
Net income	26,257	26,402	145
Statement of comprehensive income:
Net income	26,257	26,402	145
Total comprehensive income	140,673	140,818	145
Statement of capital:
Total retained earnings, as of December 31, 2012	228,236	226,108	(2,128)
Net income	26,257	26,402	145
Total retained earnings, as of June 30, 2013	254,493	252,510	(1,983)
Statement of cash flows:
Operating activities:
Net income	26,257	26,402	145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(9,907)	(10,069)	(162)
Net change in other liabilities	328	345	17
Total adjustments	14,263	14,118	(145)

Note 2—Recently Issued or Adopted Accounting Guidance
Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure
On June 12, 2014 the Financial Accounting Standards Board (FASB) issued amended guidance for repurchase-to-maturity transactions and repurchase financing arrangements and requires enhanced disclosures about repurchase agreements and similar transactions. The new standard eliminates sale accounting treatment for repurchase-to-maturity transactions, which now must be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the guidance requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will also result in secured borrowing accounting for the repurchase agreement. This guidance also requires a transferor to disclose additional information about certain transactions, including those in which it retains substantially all of the exposure to the economic returns of the underlying transferred asset over the transaction’s term. This guidance is effective for interim and annual periods beginning on or after December 15, 2014 (January 1, 2015 for the Seattle Bank). We are evaluating the effect on our financial condition, results of operations, and cash flows, but we do not expect the impact to be material.
Revenue from Contracts with Customers
On May 28, 2014, the FASB and the International Accounting Standards Board jointly issued a converged standard on the recognition of revenue from contracts with customers to improve the financial reporting of revenue and improve comparability of financial statements globally. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance applies to all contracts with customers except those that are within the scope of other standards, such as financial instruments and other contractual rights and obligations, guarantees (other than product or service warranties), insurance contracts, and leases. This standard is effective for annual reporting periods beginning after December 15, 2016 (January 1, 2017 for the Seattle Bank), including interim periods within that reporting period and may be adopted under either a full retrospective method, retrospectively to each prior reporting period presented; or a transition method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We are evaluating the impact on our financial condition, results of operations, and cash flows, but we do not expect the effect to be material.
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, such collateralized mortgage loans should be reclassified to REO when either: (1) the creditor obtains legal title to the residential real estate upon completion of a foreclosure, or (2) the borrower conveys all interest in the residential real estate to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This guidance is effective for interim and annual periods beginning on or after December 15, 2014 (January 1, 2015 for the Seattle Bank), and may be adopted under either the modified retrospective transition method or the prospective transition method. We are evaluating the impact on our financial condition, results of operations, and cash flows, but we do not expect the effect to be material.
Joint and Several Liability Arrangements
On February 28, 2013, the FASB issued guidance for recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The guidance became effective and was adopted on January 1, 2014. The adoption of this guidance did not affect our financial condition, results of operations, or cash flows.
Framework for Adversely Classifying Certain Assets
On April 9, 2012, the FHFA issued an advisory bulletin (AB), AB 2012-02, that establishes a standard and uniform methodology for classifying loans, REO, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. This guidance is generally consistent with the Uniform Retail Credit

Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adverse classification requirements were implemented on January 1, 2014, and the charge-off requirements of AB 2012-02 are effective January 1, 2015. We are currently assessing the charge-off provisions of AB 2012-02 and have not yet determined their effect on our financial condition, results of operations, or cash flows.
Note 3—AFS Securities
Major Security Types
The following tables summarize our AFS securities as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-Mortgage-Backed Securities (MBS):
Other U.S. agency obligations (2)	$3,839,133	$—	$5,834	$(4,853)	$3,840,114
Government-sponsored enterprise (GSE) obligations (3)	1,875,136	—	13,518	(907)	1,887,747
Total non-MBS	5,714,269	—	19,352	(5,760)	5,727,861
MBS:
Residential private-label MBS (PLMBS) (4)	1,277,926	(36,984)	53,878	—	1,294,820
Total	$6,992,195	$(36,984)	$73,230	$(5,760)	$7,022,681

	As of December 31, 2013
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
Other U.S. agency obligations (2)	$3,406,201	$—	$10,931	$(13,969)	$3,403,163
GSE obligations (3)	1,932,353	—	1,817	(14,115)	1,920,055
Total non-MBS	5,338,554	—	12,748	(28,084)	5,323,218
MBS:
Residential PLMBS (4)	1,319,714	(62,478)	21,049	—	1,278,285
Total	$6,658,268	$(62,478)	$33,797	$(28,084)	$6,601,503

(1)	Includes unpaid principal balance, accretable discounts and premiums, fair value hedge accounting adjustments, and OTTI charges recognized in earnings.

(2)
Consists of obligations issued or guaranteed by one or more of the following: U.S. Agency for International Development (U.S. AID), Private Export Funding Corporation, and Export-Import Bank of the U.S.

(3)
Consists of obligations issued by one or more of the following: Federal Farm Credit Bank, Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae), and Tennessee Valley Authority.

(4)
Amounts reported in "Gross Unrealized Gains" for Residential PLMBS represent net unrealized gains in fair value of previously other-than-temporarily impaired AFS securities above the amount of impairment losses recorded.

The amortized cost basis of our PLMBS classified as AFS includes credit-related OTTI losses of $360.5 million and $374.1 million as of June 30, 2014 and December 31, 2013. Of these amounts, as of June 30, 2014 and December 31, 2013, unaccreted discount of $111.1 million and $115.2 million will be accreted back to investment interest income on a level-yield basis due to adjustments to yields resulting from significant improvements in the expected cash flows of the securities. In addition, as of June 30, 2014 and December 31, 2013, the amortized cost basis and fair values of our non-MBS securities reflected unfavorable fair value hedge basis adjustments of $43.7 million and $138.8 million. The portion of the change in fair value of the AFS securities related to the risk being hedged is recorded in "Other Income (Loss)" as "Net gain (loss) on derivatives and hedging activities" together with the change in the fair value of the related derivatives. The remainder of the change in fair value of the hedged AFS securities, as well as the change in fair value of our non-hedged AFS securities, is recorded in AOCI as " Unrealized Gain (Loss) on AFS securities."

As of June 30, 2014 and December 31, 2013, we held $492.3 million and $485.1 million of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock, including MRCS, or members with representatives serving on our Board of Directors (Board). See Note 13 for additional information concerning these related parties.
Unrealized Losses on AFS Securities
The following tables summarize our AFS securities in an unrealized loss position as of June 30, 2014 and December 31, 2013, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of June 30, 2014
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$1,899,581	$(4,533)	$458,365	$(320)	$2,357,946	$(4,853)
GSE obligations	292,609	(56)	74,717	(851)	367,326	(907)
Total non-MBS	2,192,190	(4,589)	533,082	(1,171)	2,725,272	(5,760)
MBS:
Residential PLMBS *	33,608	(944)	566,742	(36,040)	600,350	(36,984)
Total	$2,225,798	$(5,533)	$1,099,824	$(37,211)	$3,325,622	$(42,744)

	As of December 31, 2013
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$1,384,795	$(13,969)	$—	$—	$1,384,795	$(13,969)
GSE obligations	1,288,451	(14,115)	—	—	1,288,451	(14,115)
Total non-MBS	2,673,246	(28,084)	—	—	2,673,246	(28,084)
MBS:
Residential PLMBS *	11,505	(852)	737,911	(61,626)	749,416	(62,478)
Total	$2,684,751	$(28,936)	$737,911	$(61,626)	$3,422,662	$(90,562)

*     Includes investments for which a portion of OTTI has been recognized in AOCI.

Redemption Terms
The amortized cost basis and fair value, as applicable, of non-MBS AFS securities by contractual maturity as of June 30, 2014 and December 31, 2013 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities due to call or prepayment rights.

	As of June 30, 2014		As of December 31, 2013
Year of Maturity	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-MBS:
Due in less than one year	$99,291	$99,283	$46,119	$46,128
Due after one year through five years	839,371	841,034	900,850	902,287
Due after five years through 10 years	2,079,333	2,083,547	993,790	990,061
Due after 10 years	2,696,274	2,703,997	3,397,795	3,384,742
Total non-MBS	5,714,269	5,727,861	5,338,554	5,323,218
Total MBS	1,277,926	1,294,820	1,319,714	1,278,285
Total	$6,992,195	$7,022,681	$6,658,268	$6,601,503

Interest-Rate Payment Terms
The following table summarizes the amortized cost of our AFS securities by interest-rate payment terms as of June 30, 2014 and December 31, 2013.

	As of	As of
Amortized Cost of AFS Securities by Interest-Rate Payment Terms	June 30, 2014	December 31, 2013
(in thousands)
Non-MBS:
Fixed	$3,680,029	$3,599,757
Variable	2,034,240	1,738,797
Total non-MBS	5,714,269	5,338,554
MBS:
Variable	1,277,926	1,319,714
Total	$6,992,195	$6,658,268

Proceeds from and Net Gain on Sales of AFS Securities
During the six months ended June 30, 2013, we sold one AFS security. The proceeds of the sale were $41.8 million and resulted in a net gain of $903,000. We sold no AFS securities during the six months ended June 30, 2014.
Credit Risk
A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities, are included in Note 5.

Note 4—HTM Securities
Major Security Types
The following tables summarize our HTM securities as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCI	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Commercial paper	$25,000	$—	$25,000	$—	$—	$25,000
Certificates of deposit	402,000	—	402,000	8	—	402,008
Other U.S. agency obligations (3)	18,030	—	18,030	161	(4)	18,187
State or local housing obligations	1,936,101	—	1,936,101	2,471	(2,423)	1,936,149
Total non-MBS	2,381,131	—	2,381,131	2,640	(2,427)	2,381,344
MBS:
Residential:
Other U.S. agency (3)	95,464	—	95,464	195	—	95,659
GSE (4)	5,097,665	—	5,097,665	52,050	(4,478)	5,145,237
PLMBS	400,781	(12,930)	387,851	8,959	(14,411)	382,399
Commercial (multi-family):
GSE (5)	1,341,323	—	1,341,323	4,769	(89)	1,346,003
Total MBS	6,935,233	(12,930)	6,922,303	65,973	(18,978)	6,969,298
Total	$9,316,364	$(12,930)	$9,303,434	$68,613	$(21,405)	$9,350,642

	As of December 31, 2013
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCI	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit	$266,000	$—	$266,000	$15	$—	$266,015
Other U.S. agency obligations (3)	19,168	—	19,168	192	(2)	19,358
State or local housing obligations	1,718,173	—	1,718,173	1,777	(8,557)	1,711,393
Total non-MBS	2,003,341	—	2,003,341	1,984	(8,559)	1,996,766
MBS:
Residential:
Other U.S. agency (3)	109,429	—	109,429	215	—	109,644
GSE (4)	5,544,762	—	5,544,762	31,669	(8,909)	5,567,522
PLMBS	439,476	(14,418)	425,058	8,111	(18,743)	414,426
Commercial (multi-family):
GSE (5)	1,348,883	—	1,348,883	—	(2,956)	1,345,927
Total MBS	7,442,550	(14,418)	7,428,132	39,995	(30,608)	7,437,519
Total	$9,445,891	$(14,418)	$9,431,473	$41,979	$(39,167)	$9,434,285

(1)	Includes unpaid principal balance, accretable discounts and unamortized premiums, and OTTI charges recognized in earnings.

(2)	Represents the difference between fair value and carrying value.

(3)	Consists of obligations or securities issued by one or more of the following: Government National Mortgage Association, Small Business Administration (SBA) and U.S. AID.

(4)	Consists of securities issued by Freddie Mac and Fannie Mae.

(5)	Consists of Fannie Mae Delegated Underwriting and Servicing MBS.

The amortized cost basis of our HTM MBS investments determined to be other-than-temporarily impaired includes $753,000 and $769,000 of credit-related OTTI losses as of June 30, 2014 and December 31, 2013.
As of June 30, 2014 and December 31, 2013, we held $155.0 million and $146.3 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding MRCS or members with representatives serving on our Board. See Note 13 for additional information concerning these related parties.
Unrealized Losses on HTM Securities
The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2014 and December 31, 2013. The gross unrealized losses include OTTI charges recognized in AOCI and gross unrecognized holding losses.

	As of June 30, 2014
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$717	$(3)	$847	$(1)	$1,564	$(4)
State or local housing obligations	555,401	(303)	218,736	(2,120)	774,137	(2,423)
Total non-MBS	556,118	(306)	219,583	(2,121)	775,701	(2,427)
MBS:
Residential:
GSEs	678,706	(1,349)	651,140	(3,129)	1,329,846	(4,478)
PLMBS	11,265	(13)	333,148	(27,328)	344,413	(27,341)
Commercial (multi-family):
GSEs	72,053	(89)	—	—	72,053	(89)
Total MBS	762,024	(1,451)	984,288	(30,457)	1,746,312	(31,908)
Total	$1,318,142	$(1,757)	$1,203,871	$(32,578)	$2,522,013	$(34,335)

	As of December 31, 2013
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$13	$—	$920	$(2)	$933	$(2)
State or local housing obligations	529,874	(8,472)	2,160	(85)	532,034	(8,557)
Total non-MBS	529,887	(8,472)	3,080	(87)	532,967	(8,559)
MBS:
Residential:
GSEs	1,790,531	(8,381)	78,405	(528)	1,868,936	(8,909)
PLMBS	39,603	(294)	346,694	(32,867)	386,297	(33,161)
Commercial (multi-family):
GSEs	1,345,927	(2,956)	—	—	1,345,927	(2,956)
Total MBS	3,176,061	(11,631)	425,099	(33,395)	3,601,160	(45,026)
Total	$3,705,948	$(20,103)	$428,179	$(33,482)	$4,134,127	$(53,585)

Redemption Terms
The amortized cost basis, carrying value, and fair value, as applicable, of non-MBS HTM securities by contractual maturity as of June 30, 2014 and December 31, 2013 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities due to call or prepayment rights.

	As of June 30, 2014			As of December 31, 2013
Year of Maturity	Amortized Cost Basis	Carrying Value *	Fair Value	Amortized Cost Basis	Carrying Value *	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$467,750	$467,750	$467,801	$286,720	$286,720	$286,753
Due after one year through five years	245,594	245,594	245,676	238,016	238,016	238,137
Due after five years through 10 years	398,575	398,575	398,679	330,175	330,175	330,255
Due after 10 years	1,269,212	1,269,212	1,269,188	1,148,430	1,148,430	1,141,621
Total non-MBS	2,381,131	2,381,131	2,381,344	2,003,341	2,003,341	1,996,766
Total MBS	6,935,233	6,922,303	6,969,298	7,442,550	7,428,132	7,437,519
Total	$9,316,364	$9,303,434	$9,350,642	$9,445,891	$9,431,473	$9,434,285

*	Carrying value of HTM securities represents amortized cost after adjustment for non-credit-related impairment recognized in AOCI.
Interest-Rate Payment Terms
The following table summarizes our HTM securities by interest-rate payment terms as of June 30, 2014 and December 31, 2013.

	As of	As of
Amortized Cost of HTM Securities by Interest-Rate Payment Terms	June 30, 2014	December 31, 2013
(in thousands)
Non-MBS:
Fixed	$477,371	$339,106
Variable	1,903,760	1,664,235
Total non-MBS	2,381,131	2,003,341
MBS:
Fixed	1,324,938	1,425,778
Variable	5,610,295	6,016,772
Total MBS	6,935,233	7,442,550
Total	$9,316,364	$9,445,891
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
Assessment for OTTI
We evaluate each of our AFS and HTM investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider (1) whether we intend to sell each such investment security and (2) whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, for our PLMBS, we perform a cash flow analysis to determine whether the entire amortized cost basis of an impaired security, including all previously recognized OTTI losses, will be recovered. If we do not expect to recover the entire amount, the security is considered to be other-than-temporarily impaired or further impaired. We then evaluate the OTTI to determine the amount of credit loss to be recognized in earnings, which is limited to the amount of each security's unrealized loss.
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
OTTI Credit Loss
In performing a detailed cash flow analysis, we identify the most reasonable estimate of the cash flows expected to be collected from a security. If this estimate results in a present value of expected cash flows (discounted at the security's current effective yield) that is less than the amortized cost basis of the security (i.e., a credit loss exists), an OTTI is considered to have occurred. For our variable interest-rate PLMBS, we use a spread-adjusted forward interest-rate curve to project the future estimated cash flows. We then use the current effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows.
We update our estimate of future estimated cash flows on a quarterly basis. At each quarter-end, we perform our OTTI cash flow analyses using third-party models that consider individual borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future mortgage servicer actions and changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSA), which are based upon an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 4.0% to an increase of 9.0% over the twelve-month period beginning April 1, 2014. For the vast majority of markets, the projected short-term housing price changes ranged from a decrease of 2.0% to an increase of 4.0%.
Previously, home price projections following the short-term period were projected to recover using one of five different recovery paths. Starting this quarter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.
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
Based on our analysis, we recorded $1.6 million of additional OTTI credit losses in second quarter 2014 on three securities that had previously been determined to be other-than-temporarily impaired. No additional securities were determined to be other-than-temporarily impaired during second quarter 2014. We have the intent and ability to hold our other-than-temporarily impaired securities until their fair values exceed their amortized cost bases.
For those securities for which an OTTI was determined to have occurred during the three months ended June 30, 2014, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. Credit enhancement is defined as the percentage of credit subordination, excess spread or over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Loss For the Three Months Ended June 30, 2014			As of June 30, 2014
	Cumulative Voluntary Prepayment Rates *	Cumulative Default Rates *	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average			Weighted Average
(in percentages)
Alt-A:
2006	5.0	51.9	43.2	15.2
2005	14.4	32.6	41.2	0.5
Total Alt-A	5.2	51.3	43.1	14.8

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.
The additional OTTI credit losses recorded in the second quarter of 2014 were also attributable, in part, to changes in mortgage servicer practices, as decreases in advanced principal and interest from servicers on delinquent loans have reduced current payments on certain securities causing reductions in projected cash flows.
The following table summarizes key information as of June 30, 2014 for the PLMBS on which we have recorded OTTI charges during the life of the security (i.e., impaired through June 30, 2014).

	As of June 30, 2014
	HTM Securities (1)				AFS Securities (1)
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Prime (2)	$1,073	$1,073	$1,030	$1,043	$—	$—	$—
Alt-A PLMBS (2)	82,608	81,893	69,006	77,351	1,638,462	1,277,926	1,294,820
Total	$83,681	$82,966	$70,036	$78,394	$1,638,462	$1,277,926	$1,294,820

(1)	This table does not include all HTM and AFS securities that are in an unrealized loss position as of June 30, 2014; only those with OTTI charges during the life of the security are included.

(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following table summarizes the credit loss components of our OTTI losses on both AFS and HTM securities recognized in earnings for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Credit Loss Component of OTTI Loss	2014	2013 (1)	2014	2013 (1)
(in thousands)
Balance before cumulative actual cash losses, beginning of period	$389,163	$408,984	$394,860	$431,841
Additions:
Additional OTTI credit losses on securities on which an OTTI loss was previously recognized (2)	1,626	—	1,629	342
Total additional credit losses recognized in period noted	1,626	—	1,629	342
Reductions:
Securities sold and matured during the period(3)	—	—	—	(19,247)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (amount recognized in interest income in period noted)(4)	(5,908)	(4,186)	(11,608)	(8,138)
Balance before cumulative actual cash losses, end of period	384,881	404,798	$384,881	$404,798
Cumulative actual cash losses	(23,640)	(14,598)	(23,640)	(14,598)
Balance after cumulative actual cash losses, end of period	$361,241	$390,200	$361,241	$390,200

(1)
Certain line items for the three and six months ended June 30, 2013 have been revised on a prospective basis due to an error that we evaluated and determined to be not material. As a result, for the three months ended June 30, 2013, “Balance before cumulative actual cash losses, beginning of period” decreased from $410.8 million to $409.0 million; “Increases in cash flows expected to be collected, recognized over the remaining life of the securities” increased from $778,000 to $4.2 million; and "Balance before cumulative actual cash losses, end of period" decreased from $410.1 million to $404.8 million. For the six months ended June 30, 2013, “Balance before cumulative actual cash losses, beginning of period” increased from $430.1 million to $431.8 million; “Securities sold and matured during the period” increased from $19.0 million to $19.2 million; “Increases in cash flows expected to be collected, recognized over the remaining life of the securities” increased from $1.3 million to $8.1 million; and "Balance before cumulative actual cash losses, end of period" decreased from $410.1 million to $404.8 million. In addition, we enhanced our disclosure to separate cumulative actual cash losses from securities sold and matured during the period.

(2)	Relates to securities that were determined to be other-than-temporarily impaired prior to the beginning of the period.

(3)	Represents reductions related to securities sold or that matured during the period and are no longer held at the end of the period.

(4)
As of June 30, 2014, the amortized cost of our PLMBS included $361.2 million of OTTI credit losses. Of this amount, as of June 30, 2014, an unaccreted discount of $111.1 million will be accreted back to investment interest income on a level-yield basis due to adjustments to yields resulting from significant improvements in the cash flows of the securities.

All Other AFS and HTM Securities
Certain of our remaining AFS and HTM investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace and interest-rate volatility in the U.S. mortgage and credit markets. Based on current information, we determined that, for these investments, the underlying collateral or the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery. As a result, we do not consider any of our other investments to be other-than-temporarily impaired as of June 30, 2014.
Note 6—Advances
Redemption Terms
We offer a wide range of fixed and variable interest-rate advance products with different maturities, interest rates, payment terms, and optionality. Fixed interest-rate advances generally have maturities ranging from one day to 30 years.

Variable interest-rate advances generally have maturities ranging from one to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR). We had advances outstanding at interest rates ranging from 0.17% to 8.22% as of June 30, 2014 and December 31, 2013.
The following table summarizes our advances outstanding as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014		As of December 31, 2013
Advances Outstanding - Terms-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$3,272,003	0.38	$2,710,387	0.37
Due after one year through two years	2,804,766	1.04	2,312,099	0.77
Due after two years through three years	1,034,223	2.15	2,760,738	1.15
Due after three years through four years	1,063,193	3.41	1,007,201	3.73
Due after four years through five years	538,087	2.01	753,393	2.30
Thereafter	1,387,295	2.83	1,283,703	2.87
Total par value	10,099,567	1.49	10,827,521	1.40
Commitment fees	(344)		(370)
Premium on advances	7,091		7,743
Discount on advances	(5,961)		(6,649)
Hedging adjustments	113,980		107,049
Total	$10,214,333		$10,935,294

We offer advances to members that may be prepaid on specified dates without incurring prepayment or termination fees (e.g., callable advances and choice advances, advances on which the interest-rate resets at specified intervals based on a spread to our short-term cost of funds and which may be prepaid at any repricing date without incurring a prepayment fee). As of June 30, 2014, we had no callable advances and $125.0 million of choice advances outstanding. As of December 31, 2013, we had no callable or choice advances outstanding. Other advances, including symmetrical prepay advances, may only be prepaid subject to a fee sufficient to make us economically indifferent to a borrower's decision to prepay an advance or maintain the advance until contractual maturity. In the case of our standard advance products, the fee cannot be less than zero; however, the symmetrical prepayment advance removes this floor, resulting in a potential payment to the borrower under certain circumstances. We hedge these advances to ensure that we remain economically indifferent to the borrower's decision to prepay such an advance. Symmetrical prepay advances outstanding as of June 30, 2014 and December 31, 2013 totaled $484.7 million and $442.5 million.
We also offer putable and convertible advances. With a putable advance, we effectively purchase a put option from the member that allows us the right to terminate the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase sufficiently above the interest rate that existed when the putable advance was issued. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $870.0 million and $910.5 million as of June 30, 2014 and December 31, 2013. Convertible advances allow us to convert an advance from one interest-payment term structure to another. When issuing convertible advances, we may purchase put options from a member that allow us to convert the variable interest-rate advance to a fixed interest-rate advance at the current market rate after an agreed-upon lockout period. The fixed interest rate on a convertible advance is determined at origination. We had no variable-to-fixed interest-rate advances outstanding that had not converted to fixed interest rates as of June 30, 2014 and December 31, 2013.

The following table summarizes our advances by next put/convert date as of June 30, 2014 and December 31, 2013.

	As of	As of
Par Value of Advances Outstanding by Next Put/Convert Date	June 30, 2014	December 31, 2013
(in thousands)
Due in one year or less	$4,172,519	$3,665,903
Due after one year through two years	2,466,750	2,217,599
Due after two years through three years	860,223	2,376,722
Due after three years through four years	804,693	685,201
Due after four years through five years	538,087	728,393
Thereafter	1,257,295	1,153,703
Total par value	$10,099,567	$10,827,521
The following table summarizes our advances by interest-rate payment terms as of June 30, 2014 and December 31, 2013.

	As of	As of
Par Value of Advances Outstanding by Interest-Rate Payment Terms	June 30, 2014	December 31, 2013
(in thousands)
Fixed:
Due in one year or less	$1,455,258	$1,757,568
Due after one year	5,202,564	5,107,133
Total fixed	6,657,822	6,864,701
Variable:
Due in one year or less	1,816,745	952,820
Due after one year	1,625,000	3,010,000
Total variable	3,441,745	3,962,820
Total par value	$10,099,567	$10,827,521

Credit Risk Exposure and Security Terms
Our potential credit risk from advances is concentrated in commercial banks and savings institutions. The following table provides the par value of advances and percent of total par value of outstanding advances of our top five borrowers (at the holding company level) as of June 30, 2014 and December 31, 2013. Due to the number of member institutions that are part of larger holding companies, we believe this aggregation provides greater visibility into borrowing activity at the Seattle Bank than would a listing of advances by individual member institutions.

	As of June 30, 2014		As of December 31, 2013
Top Five Borrowers by Holding Company Advances Outstanding	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America Corporation (1)	$3,071,533	30.4	$3,826,598	35.4
Washington Federal, Inc.	1,930,000	19.1	1,930,000	17.8
Umpqua Holdings Corporation (2)	1,050,016	10.4	not in top 5	not in top 5
Sterling Financial Corporation (2)	—	—	1,144,870	10.6
Glacier Bancorp, Inc.	602,113	6.0	834,940	7.7
HomeStreet, Inc.	384,090	3.8	446,590	4.1
Total	$7,037,752	69.7	$8,182,998	75.6
(1) Nonmember borrower as of April 1, 2013.

(2)	In April 2014, Sterling Financial Corporation and Umpqua Holdings Corporation, two of the larger members and borrowers of the Seattle Bank, merged.
As of June 30, 2014 and December 31, 2013, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers as listed above was approximately 28 months.
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
We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. See Note 13 for additional information on borrowers holding at least 10% of our total outstanding capital stock, including MRCS, or members with representatives serving on our Board.
For information on our credit risk on advances and allowance for credit losses, see Note 8.
Prepayment Fees
We record prepayment fees received from members on prepaid advances net of fair value basis adjustments related to hedging activities, unamortized premiums, deferred fees, and other adjustments on those advances where prepaid advances were deemed extinguished. The net amount of prepayment fees is reflected as interest income in our statements of income.

The following table presents our gross prepayment fees, adjustments, net prepayment fees, and the amount of advance principal prepaid for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
(in thousands)
Gross prepayment fees	$2,750	$3,468	$2,830	$4,265
Less: Adjustments	1,282	1,952	1,341	2,585
Net prepayment fees	$1,468	$1,516	$1,489	$1,680
Advance principal prepaid	$32,226	$117,700	$41,569	$139,183
Note 7—Mortgage Loans
Mortgage Loans Held for Portfolio
We historically purchased single-family mortgage loans originated or acquired by participating members in our Mortgage Purchase Program (MPP), and we have not purchased any mortgage loans since 2006. These mortgage loans are guaranteed or insured by federal agencies or credit-enhanced by the participating members.
Effective October 1, 2013, we changed our method of accounting for the amortization and accretion of premiums and discounts on our mortgage loans held for portfolio to the contractual interest method. The change to the contractual interest method of amortization has been reported through retroactive application of the change in accounting principle to all periods impacted. For additional information and the impact of the change in amortization and accretion method on our financial statements as of and for the three and six months ended June 30, 2013, see Note 1.
The following tables summarize our mortgage loans held for portfolio as of June 30, 2014 and December 31, 2013.

	As of	As of
Mortgage Loans Held for Portfolio	June 30, 2014	December 31, 2013
(in thousands)
Real Estate:
Fixed interest-rate, medium-term*, single-family	$32,142	$39,240
Fixed interest-rate, long-term*, single-family	693,240	759,891
Total unpaid principal balance	725,382	799,131
Premiums	3,453	3,950
Discounts	(3,941)	(4,407)
Deferred loan costs, net	(172)	(120)
Mortgage loans held for portfolio before allowance for credit losses	724,722	798,554
Less: Allowance for credit losses on mortgage loans	(1,257)	(934)
Total mortgage loans held for portfolio, net	$723,465	$797,620

*	Medium-term is defined as a term of 15 years or less; long-term is defined as a term greater than 15 years.

	As of	As of
Unpaid Principal Balance of Mortgage Loans Held for Portfolio	June 30, 2014	December 31, 2013
(in thousands)
Government-guaranteed/insured	$68,366	$75,148
Conventional	657,016	723,983
Total unpaid principal balance	$725,382	$799,131

As of June 30, 2014 and December 31, 2013, approximately 77% of our outstanding mortgage loans had been purchased from our former member, Washington Mutual Bank, F.S.B. (which was acquired by JPMorgan Chase Bank, N.A., a nonmember).
We do not intend to resume purchasing mortgage loans under the MPP. For information on our credit risk on mortgage loans and allowance methodology for credit losses, see Note 8.
MPF Xtra® Product

In July 2013, we began offering the MPF Xtra product to our members. The MPF Xtra product is offered under the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago. (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago.) The MPF Xtra product provides participating Seattle Bank members an alternative for selling mortgage loans into the secondary market. When using the MPF Xtra product, mortgage loans from participating members (i.e., participating financial institutions, or PFIs) are first sold to the FHLBank of Chicago, which, acting as a loan aggregator, concurrently sells the loans to Fannie Mae, enabling smaller lenders to benefit from the same competitive pricing that larger national lenders receive when selling into the secondary market. The Seattle Bank never owns or has custody of the mortgage loans. Through a purchase price adjustment, the FHLBank of Chicago receives a transaction fee for its administrative activities for the loans sold to Fannie Mae, and we receive a nominal fee from the FHLBank of Chicago for facilitating the sale of loans by Seattle Bank PFIs through the MPF Xtra product. During the three and six months ended June 30, 2014, Seattle Bank PFIs delivered $5.7 million and $7.7 million of mortgage loans to the FHLBank of Chicago. The fees received by the FHLBank of Chicago and the fees we earned on the mortgage loans sold through the MPF Xtra product were not material for three and six months ended June 30, 2014.
The credit risk on the mortgage loans sold through the MPF Xtra product is transferred to Fannie Mae. We may be required to compensate the FHLBank of Chicago for losses incurred to repurchase a loan from Fannie Mae if all of the following occur: 1) a loan sold through the MPF Xtra product defaults; 2) the loan fails to meet underwriting guidelines; and 3) our PFI fails. We have a quality control process in place to ensure loans comply with underwriting guidelines and we monitor our PFIs' financial condition on an ongoing basis. As a result, we believe the likelihood of a loss from the MPF Xtra product is remote and, consequently, we have not recorded any allowance for credit losses for this product.
Note 8—Allowance for Credit Losses
We have established a credit-loss allowance methodology for each of our asset portfolios: credit products, which include our advances, letters of credit, and other products; mortgage loans held for portfolio, including government-guaranteed and conventional mortgage loans; securities purchased under agreements to resell; and federal funds sold. See Note 9 "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2013 10-K for a description of our allowance methodologies for each portfolio.
Credit Products
We consider the payment status, collateral types and concentrations, and our borrowers' financial condition to be primary indicators of credit quality for our credit products. As of June 30, 2014 and December 31, 2013, we had rights to collateral on a borrower-by-borrower basis with a value in excess of our outstanding extensions of credit. As of June 30, 2014 and December 31, 2013, we had no credit products that were past due, on nonaccrual status, or considered impaired.
Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis, and the repayment history on credit products, we have not incurred any credit losses on credit products outstanding as of June 30, 2014 and December 31, 2013. Accordingly, we have not recorded any allowance for credit losses for this asset portfolio. In addition, as of June 30, 2014 and December 31, 2013, no liability was recorded to reflect an allowance for credit losses for credit exposures not recorded on the statements of condition. For additional information on credit exposure on unrecorded commitments, see Note 14.
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
Allowance for Credit Losses on Mortgage Loans Held for Portfolio

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans held for portfolio for the three and six months ended June 30, 2014 and 2013, as well as the recorded investment in mortgage loans by impairment methodology as of June 30, 2014 and 2013.

	As of and For the Three Months Ended June 30,		As of and For the Six Months Ended June 30,
Allowance for Credit Losses - Conventional Mortgage Loans	2014	2013	2014	2013
(in thousands)
Balance, beginning of period	$1,141	$2,153	$934	$2,326
Less: Charge-offs (1)	(5)	—	(34)	(132)
Provision (benefit) for credit losses	121	12	357	(29)
Balance, end of period - collectively evaluated for impairment	$1,257	$2,165	$1,257	$2,165
Recorded investments of mortgage loans, end of period (2):
Individually evaluated for impairment			$16,828	$13,667
Collectively evaluated for impairment			$642,068	$821,802

(1)
For the six months ended June 30, 2014 and 2013, includes zero and $37,000 of charge-offs on troubled debt restructurings (TDRs), which reduced the carrying value of the individually evaluated impaired mortgage loans.

(2)
Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

As a result of our June 30, 2014 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses was not sufficient to absorb the expected credit losses on our mortgage loan portfolio. Accordingly, we recorded a provision for credit losses of $121,000 and $357,000 for the three and six months ended June 30, 2014. We recorded a provision for credit losses of $12,000 and a benefit for credit losses of $29,000 for the same periods in 2013.
In addition to PMI and LRA, we formerly maintained supplemental mortgage insurance (SMI) to cover losses on our conventional mortgage loans over and above the losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Under FHFA regulation, SMI from an insurance provider rated "AA" or equivalent by a NRSRO must be obtained, unless this requirement is waived by the regulator. In 2008, because the credit rating on our SMI provider was lowered from "AA-" to "A", we cancelled our SMI policies. We remain in technical violation of the regulatory requirement to provide SMI on our MPP conventional mortgage loans.

Credit Quality Indicators
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans held for portfolio as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014			As of December 31, 2013
Recorded Investment (1) in Delinquent Mortgage Loans	Conventional	Government-Guaranteed	Total	Conventional	Government-Guaranteed	Total
(in thousands, except percentages)
Mortgage loans:
Past due 30-59 days delinquent and not in foreclosure	$18,275	$7,797	$26,072	$20,156	$8,963	$29,119
Past due 60-89 days delinquent and not in foreclosure	6,080	1,949	8,029	8,378	3,427	11,805
Past due 90 days or more delinquent (2)	26,840	8,041	34,881	31,042	9,923	40,965
Total past due	51,195	17,787	68,982	59,576	22,313	81,889
Total current loans	607,701	51,267	658,968	666,633	53,601	720,234
Total mortgage loans	$658,896	$69,054	$727,950	$726,209	$75,914	$802,123
Accrued interest - mortgage loans	$2,908	$320	$3,228	$3,217	$352	$3,569
Other delinquency statistics:
In process of foreclosure included above (2) (3)	$22,193	None	$22,193	$24,026	None	$24,026
Serious delinquency rate (4)	4.1%	11.6%	4.8%	4.3%	13.1%	5.1%
Past due 90 days or more still accruing interest	$—	$8,041	$8,041	$—	$9,923	$9,923
Loans in non-accrual status (5)	$26,840	None	$26,840	$34,214	None	$34,214
REO(6)	$2,185	None	$2,185	$3,419	None	$3,419

(1)	Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct writedowns. The recorded investment excludes any valuation allowance.

(2)
Includes conventional mortgage loans classified as TDRs. As of June 30, 2014, $6.9 million of our $16.8 million recorded investment in TDRs was 90 days or more past due and in the process of foreclosure, with the remaining $9.9 million recorded investment in TDRs between zero and 89 days delinquent. As of December 31, 2013, $6.7 million of our $12.6 million recorded investment in TDRs was 90 days or more past due and in the process of foreclosure, with the remaining $5.9 million recorded investment in TDRs between zero and 89 days delinquent.

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

Individually Evaluated Mortgage Loans

The following table presents our average recorded investment balances and related interest income recognized on our individually evaluated mortgage loans for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,
	2014		2013
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
Conventional mortgage loans	$15,545	$134	$13,865	$—

	For the Six Months Ended June 30,
	2014		2013
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
Conventional mortgage loans	$14,554	$202	$13,482	$—
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
The following table presents our post-modification recorded investment at modification date for mortgage loans classified as TDR during the three and six months ended June 30, 2014 and 2013. Our pre-modification recorded investment in TDRs was not materially different from the post-modification recorded investment amount due to the minimal change in terms of modified loans.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
TDRs - Recorded Investment Balance at Modification Date	2014	2013	2014	2013
(in thousands)
Conventional mortgage loans	$1,943	$465	$4,329	$2,421
The following table presents the recorded investment balances of performing and non-performing mortgage loans classified as TDRs as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014			As of December 31, 2013
TDRs - Performing and Non-Performing	Performing	Non-performing	Total	Performing	Non-performing	Total
(in thousands)
Conventional mortgage loans	$9,945	$6,883	$16,828	$5,912	$6,659	$12,571

As of June 30, 2014, our TDRs were comprised of 92 mortgage loans discharged in bankruptcy proceedings and 16 mortgage loans with modified terms (i.e., recapitalization of past due principal and interest payments) agreed to by both the Seattle Bank and the mortgage loan holder. During the second quarter of 2014, we refined our processes for identification of TDRs and for characterization of defaulted TDRs. As a result, included in the number of mortgage loans discharged in bankruptcy proceedings as of June 30, 2014, were 12 mortgage loans with aggregate recorded investment balances of $2.1 million and modification dates prior to the second quarter of 2014. Additionally, under the refined methodology, during the six months ended June 30, 2014 and 2013, we had $2.3 million and $2.4 million recorded investment balances of loans that had been classified as TDRs within the previous twelve-month period that experienced a default. A borrower is considered to have defaulted on a TDR if the borrower's contractually due principal or interest is 60 days or more past due at any time during the period presented.
REO
We had $2.2 million and $3.4 million of REO recorded in "Other assets" on our statements of condition as of June 30, 2014 and December 31, 2013.
Federal Funds Sold and Securities Purchased Under Agreements to Resell
These investments are generally short-term (primarily overnight), and the recorded balance approximates fair value. We invest in federal funds with counterparties that are considered be of investment quality by the Seattle Bank, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of June 30, 2014 and December 31, 2013 were repaid or are expected to be repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with counterparties that are considered to be of investment quality by the Seattle Bank. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities purchased under agreements to resell as of June 30, 2014 and December 31, 2013.
Note 9—Derivatives and Hedging Activities
Nature of Business Activity
We are exposed to interest-rate risk primarily from the effect of interest-rate changes on our interest-earning assets and the funding sources that finance these assets. Consistent with FHFA regulation, we enter into interest-rate exchange agreements (derivatives) to manage the interest-rate exposures inherent in otherwise unhedged asset and funding positions, to achieve our risk-management objectives, and to reduce our cost of funds. We generally use interest-rate swaps, options, swaptions, and interest-rate caps and floors in our interest-rate risk management. For more information on the types of derivatives we use, see Note 10 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2013 10-K. To mitigate the risk of loss, we monitor the risk to our interest income, net interest margin, and average maturity of interest-earning assets and interest-bearing liabilities. FHFA regulations and our risk management policy prohibit the speculative use of derivatives and limit credit risk arising from these instruments. The use of derivatives is an integral part of our financial and risk management strategy.
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
Application of Derivatives
We use derivatives in the following ways: (1) by designating them as a fair value hedge of an associated financial instrument or firm commitment and (2) in asset/liability management as an economic or offsetting hedge. Economic hedges are primarily used to manage mismatches between the coupon features of our assets and liabilities. For example, we may use derivatives to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of our assets or to adjust the interest-rate sensitivity of advances, investments, or mortgages to approximate more closely the interest-rate sensitivity of our liabilities. We review our hedging strategies periodically and change our hedging techniques or adopt new hedging strategies as appropriate.
We document, at inception, all relationships between derivatives designated as hedging instruments and hedged items, including our risk management objectives and strategies for undertaking the various hedging transactions and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to: (1) assets or liabilities on the statements of condition or (2) firm commitments. We also formally assess (both at the hedge relationship's inception and at least quarterly thereafter) whether the derivatives in fair value hedging relationships have been effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. We generally use regression analysis to assess the effectiveness of our hedging relationships.
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
The following tables summarize the notional amounts and the fair values of our derivatives, including the effect of qualifying netting arrangements and cash collateral as of June 30, 2014 and December 31, 2013. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of June 30, 2014
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$18,531,230	$150,556	$261,183
Interest-rate caps or floors	10,000	—	—
Total derivatives designated as hedging instruments	18,541,230	150,556	261,183
Derivatives not designated as hedging instruments:
Interest-rate swaps	992,761	16,089	15,802
Interest-rate swaptions	825,000	1,130	980
Total derivatives not designated as hedging instruments	1,817,761	17,219	16,782
Total derivatives before netting and collateral adjustments:	$20,358,991	167,775	277,965
Netting adjustments *		(119,209)	(119,209)
Cash collateral and related accrued interest		—	(84,680)
Total netting and collateral adjustments		(119,209)	(203,889)
Derivative assets and derivative liabilities as reported on the statements of condition		$48,566	$74,076

	As of December 31, 2013
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$20,808,725	$240,887	$288,271
Interest-rate caps or floors	10,000	1	—
Total derivatives designated as hedging instruments	20,818,725	240,888	288,271
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,979,583	4,235	3,291
Interest-rate swaptions	400,000	3,424	25
Total derivatives not designated as hedging instruments	2,379,583	7,659	3,316
Total derivatives before netting and collateral adjustments:	$23,198,308	248,547	291,587
Netting adjustments *		(172,158)	(172,158)
Cash collateral and related accrued interest		(21,895)	(67,846)
Total netting and collateral adjustments		(194,053)	(240,004)
Derivative assets and derivative liabilities as reported on the statements of condition		$54,494	$51,583

*	Amounts represent the effect of legally enforceable netting arrangements that allow the Seattle Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member or counterparty.

The following table presents the components of "Net gain (loss) on derivatives and hedging activities" as presented in the statements of income for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Gain (Loss) on Derivatives and Hedging Activities	2014	2013	2014	2013
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$2,142	$(1,671)	$1,235	$(1,398)
Total net gain (loss) related to fair value hedge ineffectiveness	2,142	(1,671)	1,235	(1,398)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	2,160	136	2,071	507
Interest-rate swaptions	(1,455)	918	(2,616)	918
Net interest settlements	812	16	1,731	(17)
Offsetting transactions:
Interest-rate swaps	184	—	(12)	—
Total net gain related to derivatives not designated as hedging instruments	1,701	1,070	1,174	1,408
Net gain (loss) on derivatives and hedging activities	$3,843	$(601)	$2,409	$10

The following tables present, by type of hedged item, the (loss) gain on derivatives and the related hedged items in fair value hedging relationships, and the impact of those derivatives on our net interest income for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30, 2014
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(11,872)	$11,251	$(621)	$(21,657)
AFS securities	(47,273)	46,269	(1,004)	(14,502)
Consolidated obligation bonds	36,941	(33,177)	3,764	32,459
Consolidated obligation discount notes	—	3	3	—
Total	$(22,204)	$24,346	$2,142	$(3,700)

	For the Three Months Ended June 30, 2013
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$91,650	$(89,418)	$2,232	$(21,193)
AFS securities	88,410	(83,947)	4,463	(7,947)
Consolidated obligation bonds	(165,541)	157,181	(8,360)	37,543
Consolidated obligation discount notes	10	(16)	(6)	1
Total	$14,529	$(16,200)	$(1,671)	$8,404

	For the Six Months Ended June 30, 2014
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(11,365)	$9,624	$(1,741)	$(42,904)
AFS securities	(96,897)	93,471	(3,426)	(29,396)
Consolidated obligation bonds	53,050	(46,677)	6,373	63,399
Consolidated obligation discount notes	(75)	104	29	74
Total	$(55,287)	$56,522	$1,235	$(8,827)

	For the Six Months Ended June 30, 2013
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$115,977	$(113,351)	$2,626	$(42,898)
AFS securities	103,161	(95,577)	7,584	(15,220)
Consolidated obligation bonds	(200,432)	188,832	(11,600)	74,021
Consolidated obligation discount notes	2	(10)	(8)	1
Total	$18,708	$(20,106)	$(1,398)	$15,904

(1)	These amounts are reported in "Other Income (Loss)" under "Net gain (loss) on derivatives and hedging activities".

(2)	The periodic net interest settlements on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.
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
    Certain of our bilateral derivative agreements include provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating were lowered by a major credit rating agency, we might be required to deliver additional collateral on certain derivative agreements in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position as of June 30, 2014 and December 31, 2013 was $158.8 million and $119.4 million, for which we posted collateral of $84.7 million and $67.8 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level (from "AA" to "A") as of June 30, 2014 and December 31, 2013, we would have been required to deliver up to an additional $44.8 million and $31.2 million of collateral to our bilateral derivative counterparties.
For cleared derivatives, the clearinghouse determines initial margin requirements and, generally, credit ratings are not factored into the initial margin. However, clearing members may require additional initial margin to be posted based on credit events, including, but not limited to, credit rating downgrades. We were not required to post additional initial margin by our clearing members as of June 30, 2014.

Offsetting of Derivative Assets and Derivative Liabilities

We present derivative instruments, related cash collateral (including initial and variation margin received or pledged), and associated accrued interest, on a net basis by clearing member (if applicable) and by counterparty when it has met the netting requirements.
The following table presents, as of June 30, 2014 and December 31, 2013, the fair value of gross and net derivative assets and liabilities meeting netting requirements, including the related collateral received from or pledged to counterparties. As of June 30, 2014 and December 31, 2013, we had no derivative instruments not meeting netting requirements.

	As of June 30, 2014		As of December 31, 2013
Offsetting of Derivative Assets and Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(in thousands)
Derivative instruments meeting netting requirements:
Gross recognized amount
Bilateral derivatives	$155,372	$236,588	$218,613	$285,603
Cleared derivatives	12,403	41,377	29,934	5,984
Total gross recognized amount	167,775	277,965	248,547	291,587
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(130,449)	(162,512)	(189,877)	(234,020)
Cleared derivatives	11,240	(41,377)	(4,176)	(5,984)
Total gross amounts of netting adjustments and cash collateral	(119,209)	(203,889)	(194,053)	(240,004)
Net amounts after offsetting adjustments:
Bilateral derivatives	24,923	74,076	28,736	51,583
Cleared derivatives	23,643	—	25,758	—
Total net amounts after offsetting adjustments	48,566	74,076	54,494	51,583
Non-cash collateral received or pledged not offset:
Cannot be sold or repledged: *
Bilateral derivatives	14,252	—	16,632	—
Total collateral that cannot be sold or repledged *	14,252	—	16,632	—
Net unsecured amount:
Bilateral derivatives	10,671	74,076	12,104	51,583
Cleared derivatives	23,643	—	25,758	—
Total net unsecured amount	$34,314	$74,076	$37,862	$51,583

*	Non-cash collateral consists of GSE and U.S. Treasury securities at fair value.
Note 10—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and consolidated obligation discount notes, are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the FHFA authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. For a discussion of the joint and several liability regulation, see Note 12 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2013 10-K. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2014 and through the filing date of this report, we do not believe that it is probable that we will be asked to do so. The par amounts of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were $800.0 billion and $766.8 billion as of June 30, 2014 and December 31, 2013. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf and becomes the primary obligor for the proceeds it receives.

Consolidated Obligation Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds and have original maturities of one year or less. These notes are generally issued at less than their face amount and are redeemed at par value when they mature. The following table summarizes our outstanding consolidated obligation discount notes as of June 30, 2014 and December 31, 2013.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate *
(in thousands, except interest rates)
As of June 30, 2014	$17,220,299	$17,221,112	0.04
As of December 31, 2013	$14,989,009	$14,990,400	0.08

*	Represents a bond equivalent yield.
Consolidated Obligation Bonds
Redemption Terms
The following table summarizes our outstanding consolidated obligation bonds by contractual term-to-maturity as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014		As of December 31, 2013
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$3,681,000	1.12	$6,001,500	1.05
Due after one year through two years	2,679,660	0.96	1,584,660	0.92
Due after two years through three years	1,819,000	0.77	2,318,500	1.03
Due after three years through four years	2,878,650	1.33	1,565,000	1.59
Due after four years through five years	1,408,640	3.41	2,036,650	1.72
Thereafter	3,301,675	2.60	3,819,810	2.90
Total par value	15,768,625	1.61	17,326,120	1.57
Premiums	3,259		3,846
Discounts	(8,787)		(8,940)
Hedging adjustments	130,858		92,841
Fair value option valuation adjustments	(44)		20
Total	$15,893,911		$17,413,887

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. We become the primary obligor on consolidated obligation bonds we accept as transfers from other FHLBanks. As of June 30, 2014 and December 31, 2013, we had consolidated obligation bonds outstanding that were transferred from the FHLBank of Chicago with par values of $10.0 million and $132.0 million and unamortized net premium balances of $2,000 and $242,000. We transferred no consolidated obligation bonds to other FHLBanks for the six months ended June 30, 2014 and 2013.
Consolidated obligation bonds outstanding are issued with either fixed interest-rate coupon payment terms or variable interest-rate coupon payment terms that use a variety of indices for interest-rate resets, including LIBOR. To meet the expected specific needs of certain investors in consolidated obligation bonds, both fixed interest-rate consolidated obligation bonds and variable interest-rate consolidated obligation bonds may contain features that result in complex coupon payment terms and call or put options. When these consolidated obligation bonds are issued, we typically enter into derivatives containing features that effectively offset the terms and embedded options, if any, of the consolidated obligation bond.

Our consolidated obligation bonds outstanding by call feature consisted of the following as of June 30, 2014 and December 31, 2013.

Par Value of Consolidated Obligation Bonds by Call Feature	As of June 30, 2014	As of December 31, 2013
(in thousands)
Non-callable	$8,513,270	$11,278,270
Callable	7,255,355	6,047,850
Total par value	$15,768,625	$17,326,120

The following table summarizes our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of June 30, 2014 and December 31, 2013.

Par Value of Consolidated Obligation Bonds - Earlier of Term-to-Maturity or Next Call Date	As of June 30, 2014	As of December 31, 2013
(in thousands)
Due in one year or less	$10,921,355	$11,919,350
Due after one year through two years	2,329,660	1,609,660
Due after two years through three years	349,000	1,653,500
Due after three years through four years	290,000	250,000
Due after four years through five years	751,640	316,000
Thereafter	1,126,970	1,577,610
Total par value	$15,768,625	$17,326,120
The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment type as of June 30, 2014 and December 31, 2013.

Par Value of Consolidated Obligation Bonds Outstanding - Interest-Rate Payment Types	As of June 30, 2014	As of December 31, 2013
(in thousands)
Fixed	$12,161,920	$14,456,920
Step-up	2,351,705	1,714,200
Variable	1,035,000	925,000
Capped variable	200,000	200,000
Range	20,000	30,000
Total par value	$15,768,625	$17,326,120
We elect, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation discount notes and bonds with original maturities of one year or less to assist in mitigating potential income statement volatility that can arise from derivatives not designated as hedging instruments. Prior to entering into a short-term consolidated obligation bond or discount note trade, we perform a preliminary evaluation of the effectiveness of the bond or discount note and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we may elect the fair value option on the consolidated obligation bond or discount note. We had $500.0 million outstanding consolidated obligation bonds and no discount notes on which we elected the fair value option as of June 30, 2014. As of December 31, 2013, we had $1.0 billion par value of outstanding consolidated obligation discount notes and $500.0 million par value of outstanding consolidated obligation bonds on which we elected the fair value option. See Note 12 for additional information on these consolidated obligations.
Concessions on Consolidated Obligations
Unamortized concessions included in "Other assets" on our statements of condition were $2.9 million and $3.0 million as of June 30, 2014 and December 31, 2013. The amortization of these types of concessions included in consolidated obligation interest expense totaled $606,000 and $1.1 million for the three and six months ended June 30, 2014, compared to $617,000 and $1.1 million for the same periods in 2013.

Note 11—Capital
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value per share (1)	$100	$100
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (2)	Yes
Statutory redemption period (3)	6 months	5 years
Total outstanding balance (including MRCS):
June 30, 2014	$96,616	$2,396,600
December 31, 2013	$112,062	$2,558,605

(1)	Par value also represents the per share issue, redemption, repurchase, and transfer price between members.

(2)	Effective June 1, 2009, the Board suspended the issuance of Class A capital stock.

(3)
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
Only Class B capital stock can be used to meet the membership stock purchase requirement. Subject to the limitations specified in the Capital Plan, a member may use Class B capital stock or Class A capital stock to meet its activity stock purchase requirement. Under the Capital Plan, the Board may set the members' advance stock purchase requirement between 2.5% and 6.0% of a member’s outstanding principal balance of advances. For the six months ended June 30, 2014 and 2013, the member activity stock purchase requirement was 4.5%. In addition, subject to the Seattle Bank’s approval, the Capital Plan allows the transfer of excess stock between unaffiliated members pursuant to the requirements of the Capital Plan.
Our Capital Plan provides for an excess stock pool, which comprises the aggregate amount of excess capital stock (i.e., stock not being used for membership or activity requirements) held by all of our shareholders. The excess stock pool enables a member, when receiving advances from us, to satisfy its advance stock purchase requirement by relying on capital that is associated with total outstanding excess stock rather than purchasing additional stock in the Seattle Bank. A member may utilize the excess stock pool under the following circumstances: (1) the member owns no additional stock that can be used to capitalize new advances or renew existing advances, (2) the new advance or renewal of an existing advance has a term to maturity of one year or less, (3) the member is utilizing no more than 25.0% of the total amount of the excess stock pool, and (4), the aggregate amount of all stock from the excess stock pool being used by our members to capitalize advances does not exceed 50.0% of the excess stock pool. As of June 30, 2014, members were using the excess stock pool to support $75.8 million in outstanding advances.
The Gramm Leach Bliley Act (GLB Act) made FHLBank membership voluntary for all members. Generally, members can redeem Class A capital stock by giving six months’ written notice and can redeem Class B capital stock by giving five years’ written notice, subject to certain restrictions. Any member that withdraws from membership may not be re-admitted to membership in any FHLBank until five years from the divestiture date for all capital stock that is held as a condition of membership unless the institution has cancelled its notice of withdrawal prior to the expiration of the redemption period. This restriction does not apply if the member is transferring its membership from one FHLBank to another.
Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to a liability when a member submits a written request for redemption of excess capital stock, formally gives notice of intent to withdraw from membership, or otherwise attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership. Reclassifications are recorded at fair value on the date the written redemption request is received or the effective date of attaining nonmember status. On a quarterly basis, we evaluate the outstanding excess stock balances (i.e., stock not being used to fulfill either membership or activity stock requirements) of members with outstanding redemption requests and adjust the amount of capital stock classified as a liability accordingly. We reclassify capital stock subject to redemption from a liability to equity if a member cancels its written request for redemption of excess capital stock.

The following table presents a summary of our MRCS activity for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
MRCS Activity	2014	2013	2014	2013
(in thousands)
Balance, beginning of period	$1,661,957	$1,224,828	$1,747,690	$1,186,204
Capital stock transferred to MRCS, net	71,954	577,613	80,411	631,566
Repurchases of MRCS	(93,902)	(11,834)	(188,092)	(27,163)
Cancellation of redemption requests	(4,792)	—	(4,792)	—
Balance, end of period	$1,635,217	$1,790,607	$1,635,217	$1,790,607
In April 2014, our Board approved waiving the redemption cancellation fee for members submitting a request to cancel outstanding stock redemption requests prior to June 30, 2014. During second quarter 2014, six members cancelled their redemption request for $5.1 million ($4.8 million of which was classified as MRCS) of previously outstanding capital stock.
The following table presents the amount of MRCS by year of scheduled redemption as of June 30, 2014. The year of redemption in the table reflects (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of June 30, 2014
MRCS - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$1,386	$20,049
One year through two years	—	30,388
Two years through three years	—	17,276
Three years through four years	—	429,830
Thereafter	—	214,184
Past contractual redemption date due to remaining activity (1)	221	36,885
Past contractual redemption date due to regulatory action (2)	53,723	831,275
Total	$55,330	$1,579,887

(1)
Represents MRCS that is past the end of the contractual redemption period because there is activity outstanding to which the MRCS relates. Year of redemption assumes payments of advances and mortgage loans at final maturity.

(2)	See "Consent Arrangements" below for discussion of the Seattle Bank's MRCS restrictions.

In April 2013, as a result of a corporate restructuring, Bank of America Oregon, N.A., our then largest borrower, merged into its parent, BANA. At that time, Bank of America Oregon, N.A. ceased to be a member of the Seattle Bank, and all outstanding advances and capital stock were assumed by BANA, a nonmember. Class B capital stock totaling $584.1 million was transferred from equity to MRCS liability. The balance in MRCS is primarily due to the transfer of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase Bank, N.A., a nonmember, and the transfer of Bank of America, Oregon, N.A.'s capital stock. Of the Class A and Class B MRCS shown in the table above, these former members' stock comprises $1.2 billion of the Class B balance as of June 30, 2014.
Capital Concentration
As of June 30, 2014 and December 31, 2013, two former members, BANA and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.), held a combined total of 47% and 49% of our total outstanding capital stock, including MRCS.
Stock Repurchases and Redemptions
Although we continue to be restricted from unlimited repurchases and redemptions of capital stock under the terms of the Amended Consent Arrangement (see Consent Arrangements below), in September 2012, we implemented an excess capital stock repurchase program, with FHFA non-objection, to repurchase up to $25 million of excess capital per quarter. Also, in February 2014, we implemented an additional excess capital stock redemption program, with FHFA non-objection, to redeem up to $75 million per quarter of excess capital stock on which the redemption waiting period has been satisfied. Under these programs, in first half 2014, we repurchased $47.8 million and redeemed $149.7 million, of excess capital stock. Since implementing the programs, we have repurchased a total of $342.2 million of excess capital stock. Further, we repurchased $3.0 million, including $826,000 in the first half of 2014, of excess Class B stock that had been purchased by members on or after October 27, 2010 for activity purposes (which type of repurchase we are not limited in amount.)

The following table presents the amount of excess capital stock repurchases, redemptions, and excess Class B capital stock originally purchased on or after October 27, 2010 for activity purposes for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Capital Stock Repurchases	2014	2013	2014	2013
(in thousands)
Excess capital stock repurchase program:
Capital stock classified as equity	$4,769	$12,128	$9,468	$20,925
Capital stock classified as MRCS	19,004	11,834	38,353	27,163
Excess capital stock repurchases	23,773	23,962	47,821	48,088
Excess capital stock redemptions	74,898	—	149,739	—
Excess capital stock for activity purposes	216	353	826	1,754
Total	$98,887	$24,315	$198,386	$49,842
In July 2014, following FHFA non-objection, we announced that we will repurchase up to $100 million of excess capital stock during third quarter 2014. We will repurchase, on a pro-rata basis, up to $25 million of excess capital stock from across our shareholder base and redeem up to $75 million of excess capital stock on which the redemption waiting period has been satisfied.
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
Voting
Each member has the right to vote its capital stock for the election of directors to the Seattle Bank's Board, subject to certain limitations on the maximum number of shares that can be voted, as set forth in applicable laws and regulations.
Dividends
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings, unless otherwise prohibited. On February 19, 2014 and April 17, 2014, our Board declared a $0.025 per share cash dividend based on fourth quarter 2013 and first quarter 2014 net income. The dividends, which were paid on February 28, 2014 and April 30, 2014 based on average Class A and Class B stock outstanding during fourth quarter 2013 and first quarter 2014, totaled $672,000 and $665,000, $231,000 and $229,000 of which were recorded as dividends on capital stock and $441,000 and $436,000 of which were recorded as interest expense on MRCS on our statements of income. We declared and paid no dividends on our Class A or Class B capital stock during first half 2013.
In addition, on July 16, 2014, our Board declared a $0.025 per share cash dividend, based on second quarter 2014 net income. The dividend, which was paid on July 31, 2014, totaled $644,000, $232,000 of which was recorded as dividends on capital stock and $412,000 of which was recorded as interest expense on MRCS and was based on average Class A and Class B stock outstanding during second quarter 2014.
FHFA regulations limit an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of its total assets. As of June 30, 2014, we had excess capital stock of $1.8 billion, or 4.9%, of our total assets.
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

Total regulatory capital does not include AOCI, but does include MRCS. The FHFA may require us to maintain capital levels in excess of the regulatory minimums described above.
The following table presents our regulatory capital requirements compared to our actual capital positions as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014		As of December 31, 2013
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,305,731	$2,708,661	$1,362,625	$2,845,695
Regulatory capital-to-assets ratio	4.00%	7.68%	4.00%	8.25%
Total regulatory capital	$1,461,954	$2,805,277	$1,434,813	$2,957,757
Leverage capital-to-assets ratio	5.00%	11.38%	5.00%	12.21%
Leverage capital	$1,827,443	$4,159,608	$1,793,516	$4,380,605
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
In December 2013, we submitted our strategic plan to the FHFA, identifying the steps we would take to achieve certain CMA asset benchmarks. Key components of our plan include identifying opportunities to increase advances with both existing and new members and developing programs to increase other CMA assets. We expect that the FHFA's approval of this strategic plan (or a subsequent version of the plan) would satisfy the Amended Consent Arrangement requirement related to the growth of our CMA assets. However, on July 31, 2014, the FHFA requested the FHLBanks select executive-level staff from various FHLBanks to serve on a joint FHFA/FHLBank core mission working group whose objective would be to evaluate the CMA of each FHLBank and narrow core mission benchmarks and targets by the end of 2014. We currently are evaluating how this process will affect the requirement related to our CMA assets referenced above and FHFA approval of our strategic plan generally. If we fail to submit a plan acceptable to the FHFA or fall short in the execution of a plan accepted by the FHFA, we could be subject to imposition of additional requirements or conditions by the FHFA, any of which could adversely impact our financial condition and results of operations. The Amended Consent Arrangement will remain in effect until modified or terminated by the FHFA and does not prevent the FHFA from taking any other action affecting the Seattle Bank that, at the sole discretion of the FHFA, it deems appropriate in fulfilling its supervisory responsibilities.
Retained Earnings
Capital Agreement
In 2011, each of the 12 FHLBanks entered into the Joint Capital Enhancement Agreement, as amended (Capital Agreement), which is intended to enhance the capital position of each FHLBank. Under the Capital Agreement, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends. In compliance with our amended Capital Plan, we allocated $5.1 million and $5.3 million of net income to restricted retained earnings and $20.3 million and $21.1 million to unrestricted retained earnings for the six months ended June 30, 2014 and 2013. We reported total retained earnings of $312.1 million as of June 30, 2014, compared to $287.1 million as of December 31, 2013.
Accumulated Other Comprehensive Income (Loss)
The following tables present the net change in AOCI for the three and six months ended June 30, 2014 and 2013.

Net Change in AOCI for the Three Months Ended June, 2014 and 2013	Unrealized Gain (Loss) on AFS Securities (Note 3)	Unrealized Gain (Loss) on OTTI AFS Securities (Notes 3 and 5)	Non-credit Portion of OTTI Losses on HTM Securities (Notes 4 and 5)	Pension Benefits *	Total AOCI
(in thousands)
Balance, March 31, 2013	$24,765	$(130,335)	$(16,798)	$(869)	$(123,237)
Other comprehensive income (loss) before reclassifications:
Net change in fair value	(29,103)	39,469	—	—	10,366
Accretion of non-credit loss	—	—	804	—	804
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement	—	—	—	15	15
Net current period other comprehensive (loss) income	(29,103)	39,469	804	15	11,185
Balance, June 30, 2013	$(4,338)	$(90,866)	$(15,994)	$(854)	$(112,052)
Balance, March 31, 2014	$(356)	$(10,556)	$(13,678)	$(580)	$(25,170)
Other comprehensive income (loss) before reclassifications:
Net change in fair value	13,948	25,824	—	—	39,772
Accretion of non-credit loss	—	—	748	—	748
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI	—	1,626	—	—	1,626
Amortization - pension and postretirement	—	—	—	7	7
Net current period other comprehensive income	13,948	27,450	748	7	42,153
Balance, June 30, 2014	$13,592	$16,894	$(12,930)	$(573)	$16,983

Net Change in AOCI for the Six Months Ended June, 2014 and 2013	Unrealized Gain (Loss) on AFS Securities (Note 3)	Unrealized Gain (Loss) on OTTI AFS Securities (Notes 3 and 5)	Non-credit Portion of OTTI Losses on HTM Securities (Notes 4 and 5)	Pension Benefits *	Total AOCI
(in thousands)
Balance, December 31, 2012	$16,093	$(224,061)	$(17,616)	$(884)	$(226,468)
Other comprehensive income (loss) before reclassifications:
Net change in fair value	(20,431)	133,756	—	—	113,325
Accretion of non-credit loss	—	—	1,622	—	1,622
Reclassifications from other comprehensive income (loss) to net income:
Net realized gain on securities	—	(903)	—	—	(903)
Non-credit OTTI to credit OTTI	—	342	—	—	342
Amortization - pension and postretirement	—	—	—	30	30
Net current period other comprehensive (loss) income	(20,431)	133,195	1,622	30	114,416
Balance, June 30, 2013	$(4,338)	$(90,866)	$(15,994)	$(854)	$(112,052)
Balance, December 31, 2013	$(15,336)	$(41,429)	$(14,418)	$(585)	$(71,768)
Other comprehensive income (loss) before reclassifications:
Net change in fair value	28,928	56,694	—	—	85,622
Accretion of non-credit loss	—	—	1,488	—	1,488
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI	—	1,629	—	—	1,629
Amortization - pension and postretirement	—	—	—	12	12
Net current period other comprehensive income	28,928	58,323	1,488	12	88,751
Balance, June 30, 2014	$13,592	$16,894	$(12,930)	$(573)	$16,983

* Amortization of pension and post-retirement benefits is recorded in "Compensation and benefits" on the statements of income.
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
For instruments carried at fair value, we review the fair value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. We had no transfers between fair value hierarchies for the six months ended June 30, 2014 and 2013.
Fair Value Summary Tables
The Fair Value Summary Tables below do not represent an estimate of the overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities. The following tables summarize the carrying value, fair values, and the level within the fair value hierarchy of our financial instruments as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$248	$248	$248	$—	$—	$—
Deposits with other FHLBanks	163	163	163	—	—	—
Securities purchased under agreements to resell	3,000,000	3,000,000	—	3,000,000	—	—
Federal funds sold	6,159,500	6,159,552	—	6,159,552	—	—
AFS securities	7,022,681	7,022,681	—	5,727,861	1,294,820	—
HTM securities	9,303,434	9,350,642	—	8,968,243	382,399	—
Advances (1)	10,214,333	10,283,964	—	10,283,964	—	—
Mortgage loans held for portfolio, net	723,465	765,150	—	765,150	—	—
Accrued interest receivable	48,385	48,385	—	48,385	—	—
Derivative assets	48,566	48,566	—	167,775	—	(119,209)
Other assets (rabbi trust)	2,866	2,866	2,866	—	—	—
Financial liabilities:
Deposits	422,563	422,480	—	422,480	—	—
Consolidated obligations:
Discount notes (2)	17,220,299	17,219,932	—	17,219,932	—	—
Bonds (3)	15,893,911	16,069,132	—	16,069,132	—	—
MRCS	1,635,217	1,635,217	1,635,217	—	—	—
Accrued interest payable	62,107	62,107	—	62,107	—	—
Derivative liabilities	74,076	74,076	—	277,965	—	(203,889)

	As of December 31, 2013
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$1,459,261	$1,459,261	$1,459,261	$—	$—	$—
Deposit with other FHLBanks	106	106	106	—	—	—
Securities purchased under agreements to resell	1,500,000	1,500,000	—	1,500,000	—	—
Federal funds sold	5,013,000	5,013,058	—	5,013,058	—	—
AFS securities	6,601,503	6,601,503	—	5,323,218	1,278,285	—
HTM securities	9,431,473	9,434,285	—	9,019,859	414,426	—
Advances (1)	10,935,294	10,974,912	—	10,974,912	—	—
Mortgage loans held for portfolio, net	797,620	824,206	—	824,206	—	—
Accrued interest receivable	47,643	47,643	—	47,643	—	—
Derivative assets	54,494	54,494	—	248,547	—	(194,053)
Other assets (rabbi trust)	2,894	2,894	2,894	—	—	—
Financial liabilities:
Deposits	410,112	410,087	—	410,087	—	—
Consolidated obligations:
Discount notes (2)	14,989,009	14,989,092	—	14,989,092	—	—
Bonds (3)	17,413,887	17,493,408	—	17,493,408	—	—
MRCS	1,747,690	1,747,690	1,747,690	—	—	—
Accrued interest payable	62,892	62,892	—	62,892	—	—
Derivative liabilities	51,583	51,583	—	291,587	—	(240,004)

(1)	Carrying value includes $4.3 billion and $4.1 billion par value of hedged advances whose carrying value includes a hedging adjustment as of June 30, 2014 and December 31, 2013.

(2)
Carrying value includes $1.0 billion par value of consolidated obligation discount notes recorded at fair value under the fair value option and $1.5 billion par value of hedged consolidated obligation discount notes whose carrying value included a hedging adjustment as of December 31, 2013. No consolidated obligation discount notes were hedged or recorded under the fair value option as of June 30, 2014.

(3)
Carrying value includes $500.0 million par value of consolidated obligation bonds recorded at fair value under the fair value option as of June 30, 2014 and December 31, 2013 and $10.3 billion and $12.3 billion par value of hedged consolidated obligation bonds whose carrying value includes a hedging adjustment.

The fair value of commitments to extend credit for advances and commitments to issue consolidated obligations were immaterial as of June 30, 2014 and December 31, 2013.

Valuation Techniques and Significant Inputs
Outlined below are our valuation methodologies that involve Level 3 measurements or that have been enhanced during the first six months of 2014. See Note 17 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2013 10-K for information concerning valuation techniques and significant inputs for our other financial assets and financial liabilities.
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
During the first quarter of 2014, in conjunction with the other FHLBanks, we conducted reviews of the four pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies, and control procedures for agency MBS and PLMBS.
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
As of June 30, 2014, four prices were received for a majority of our MBS and the final prices for those securities were computed by averaging the prices received as discussed above. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or in those instances where there were outliers or significant yield variances, our additional analyses), we believe our final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and, given the lack of significant market activity for PLMBS, that the fair value measurements of these securities are classified appropriately as Level 3 within the fair value hierarchy.
As an additional step, we reviewed the final fair value estimates of our PLMBS holdings as of June 30, 2014 for reasonableness using an implied yield test. We calculated an implied yield for each of our PLMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the FHLBanks' OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any material adjustments to the fair value estimates were necessary.
Mortgage Loans Held for Portfolio
Consistent with past practice, we enhance our valuation processes when more detailed market information becomes available to us. As a result of recent changes in federal policies and mortgage-lending standards, we have incorporated additional considerations into our valuation process for our mortgage loans held for portfolio, including conformance to current GSE underwriting standards.
Fair Value Measurements
The following tables present, for each hierarchy level, our assets and liabilities that are measured at fair value on a recurring or non-recurring basis on our statements of condition as of June 30, 2014 and December 31, 2013. We measure TDRs, REO, and certain HTM securities at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., HTM securities are remeasured when an OTTI charge is recognized; TDRs and REO are remeasured as a result of becoming impaired). The estimated fair value of REO is based on the current property value, as provided by a third party vendor, adjusted for estimated selling costs.

	As of June 30, 2014
Fair Value Measurements	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral *
(in thousands)
Recurring fair value measurements:
AFS securities:
PLMBS	$1,294,820	$—	$—	$1,294,820	$—
Other U.S. agency obligations	3,840,114	—	3,840,114	—	—
GSE obligations	1,887,747	—	1,887,747	—	—
Derivative assets	48,566	—	167,775	—	(119,209)
Other assets (rabbi trust)	2,866	2,866	—	—	—
Total recurring assets at fair value	$7,074,113	$2,866	$5,895,636	$1,294,820	$(119,209)
Consolidated obligations:
Bonds	$499,956	$—	$499,956	$—	$—
Derivative liabilities	74,076	—	277,965	—	(203,889)
Total recurring liabilities at fair value	$574,032	$—	$777,921	$—	$(203,889)
Non-recurring fair value measurements:
REO	$1,045	$—	$—	$1,045	$—
Total non-recurring assets at fair value	$1,045	$—	$—	$1,045	$—

	As of December 31, 2013
Fair Value Measurements	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral *
(in thousands)
Recurring fair value measurements:
AFS securities:
PLMBS	$1,278,285	$—	$—	$1,278,285	$—
Other U.S. agency obligations	3,403,163	—	3,403,163	—	—
GSE obligations	1,920,055	—	1,920,055	—	—
Derivative assets	54,494	—	248,547	—	(194,053)
Other assets (rabbi trust)	2,894	2,894	—	—	—
Total recurring assets at fair value	$6,658,891	$2,894	$5,571,765	$1,278,285	$(194,053)
Consolidated obligations:
Discount notes	$999,890	$—	$999,890	$—	$—
Bonds	500,020	—	500,020	—	—
Derivative liabilities	51,583	—	291,587	—	(240,004)
Total recurring liabilities at fair value	$1,551,493	$—	$1,791,497	$—	$(240,004)
Non-recurring fair value measurements:
REO	$1,980	$—	$—	$1,980	$—
Total non-recurring assets at fair value	$1,980	$—	$—	$1,980	$—

*
Amounts that are subject to netting arrangements, other agreements, or operation of law that meet netting requirements and also cash collateral and related accrued interest held or placed with the same clearing member or counterparty.

The following table presents a reconciliation of our AFS PLMBS that are measured at fair value on our statements of condition on a recurring basis using significant unobservable inputs for the three and six months ended June 30, 2014 and 2013.

	AFS PLMBS
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Fair Value Measurements Using Significant Unobservable Inputs	2014	2013	2014	2013
(in thousands)
Balance, beginning of period	$1,292,047	$1,300,501	$1,278,285	$1,293,764
Gain on sale of AFS securities	—	—	—	903
OTTI credit loss recognized in earnings	(1,626)	—	(1,629)	(342)
Credit loss accretion and related interest income	5,900	4,177	11,592	8,121
Unrealized gain on OTTI AFS securities	27,450	39,469	58,323	133,195
Sales	—	—	—	(41,799)
Settlements	(28,951)	(47,943)	(51,751)	(97,638)
Balance, end of period	$1,294,820	$1,296,204	$1,294,820	$1,296,204

Fair Value Option
The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, and unrecognized firm commitments not previously carried at fair value. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and firm commitments, with the changes in fair value recognized in net income. Interest income and interest expense on advances and consolidated obligations carried at fair value are recognized solely on the par value or face amount. Any transaction fees or costs are immediately recognized into other expense.
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

The following tables present the activity on our consolidated obligation bonds and discount notes on which we elected the fair value option for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Obligation Bonds on Which Fair Value Option Has Been Elected	2014	2013	2014	2013
(in thousands)
Balance, beginning of the period	$—	$749,979	$500,020	$499,986
New transactions elected for fair value option	500,000	500,000	500,000	750,000
Maturities and terminations	—	(500,000)	(500,000)	(500,000)
Net change in fair value adjustments on financial instruments held under fair value option	(44)	(58)	(64)	(65)
Balance, end of the period	$499,956	$749,921	$499,956	$749,921

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Obligation Discount Notes on Which Fair Value Option Has Been Elected	2014	2013	2014	2013
(in thousands)
Balance, beginning of the period	$—	$1,349,802	$999,890	$1,249,442
New transactions elected for fair value option	—	250,000	—	350,000
Maturities and terminations	—	(1,250,000)	(1,000,000)	(1,250,000)
Net change in fair value adjustments on financial instruments held under fair value option	—	216	110	645
Unaccreted premium/discount	—	(137)	—	(206)
Balance, end of the period	$—	$349,881	$—	$349,881

For items recorded under the fair value option, only the related contractual interest income or contractual interest expense is recorded as part of net interest income on the statements of income. The changes in fair value for instruments on which the fair value option has been elected are recorded as “Net gain (loss) on financial instruments under fair value option” in the statements of income. We determined that no instrument-specific credit-risk adjustments to the fair values of our consolidated obligation bonds and discount notes recorded under the fair value option were required as of June 30, 2014 and December 31, 2013.
The following tables present the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for consolidated obligation bonds and discount notes, as applicable, for which the fair value option has been elected as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over (Under) Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation bonds	$500,000	$499,956	$(44)

	As of December 31, 2013
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over (Under) Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation discount notes	$1,000,000	$999,890	$(110)
Consolidated obligation bonds	500,000	500,020	20
Total	$1,500,000	$1,499,910	$(90)
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
For member transactions related to concentration: of investments in AFS securities purchased from members or affiliates of certain members, see Note 3; of HTM securities purchased from members or affiliates of members, see Note 4; associated with advances, see Note 6; associated with mortgage loans held for portfolio, see Note 7; and associated with capital stock, see Note 11.
Transactions with Related Parties
For purposes of these financial statements, we define related parties as those members and former members and their affiliates with capital stock outstanding in excess of 10% of our total outstanding capital stock and MRCS. We also consider entities where a member or an affiliate of a member has an officer or director who is a director on the Board of the Seattle Bank to meet the definition of a related party. Transactions with such members are entered into in the normal course of business and are subject to the same eligibility and credit criteria and the same terms and conditions as other similar transactions, and we do not believe that they involve more than the normal risk of collectability. The Board has imposed certain restrictions on the repurchase of capital stock held by members who have officers or directors on our Board.
The following tables set forth significant outstanding balances as of June 30, 2014 and December 31, 2013, and the income effect for the three and six months ended June 30, 2014 and 2013, resulting from related party transactions.

Balances with Related Parties	As of June 30, 2014	As of December 31, 2013
(in thousands)
Assets:
Federal funds sold	$—	$215,000
AFS securities	492,262	485,094
HTM securities	154,993	146,286
Advances (par value)	3,399,210	4,081,877
Mortgage loans held for portfolio	562,516	616,191
Liabilities and capital:
Deposits	6,940	3,078
MRCS	1,239,103	1,374,802
Class B capital stock	85,946	88,025
Class A capital stock	1,172	1,212
Accumulated other comprehensive income (loss)	21,647	(4,952)
Other:
Notional amount of derivatives	6,322,541	6,302,913

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Income and Expense with Related Parties	2014	2013	2014	2013
(in thousands)
Income (loss):
Advances, net *	$(4,069)	$(4,234)	$(7,974)	$(9,350)
Securities purchased under agreements to resell	—	932	—	1,583
Federal funds sold	—	111	39	290
AFS securities	3,211	2,522	6,287	5,000
HTM securities	392	714	793	1,473
Mortgage loans held for portfolio	7,871	9,890	15,875	20,289
Net OTTI loss, credit portion	(12)	—	(12)	(158)
Total	$7,393	$9,935	$15,008	$19,127

*	Includes prepayment fee income and the effect of associated derivatives with related parties or their affiliates hedging advances with both related parties and non-related parties.

Transactions with Other FHLBanks
From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. We had no transactions with other FHLBanks during the three and six months ended June 30, 2014. We made no loans to other FHLBanks and borrowed $13.0 million from other FHLBanks with maturities of one day, during the three and six months ended June 30, 2013.
As of June 30, 2014 and December 31, 2013, we had $163,000 and $106,000 on deposit with the FHLBank of Chicago for shared FHLBank System expenses and MPF Xtra program fees.
In December 2013, we entered into a three-month, renewable $150.0 million letter of credit participation with the FHLBank of Atlanta, which matured during first quarter 2014 and was not renewed. The fees earned on the letter of credit participation were not material for the six months ended June 30, 2014.
In 2013, we began offering the MPF Xtra product to our members. Through a purchase price adjustment, the FHLBank of Chicago receives a transaction fee for its administrative activities for the loans sold to Fannie Mae, and we receive a nominal fee from the FHLBank of Chicago for facilitating the sale of loans by Seattle Bank PFIs through the MPF Xtra product. During the three and six months ended June 30, 2014, Seattle Bank PFIs delivered $5.7 million and $7.7 million of mortgage loans to the FHLBank of Chicago. The fees received by the FHLBank of Chicago and the fees we earned on the mortgage loans sold through the MPF Xtra product were not material for three and six months ended June 30, 2014.
We may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability of a consolidated obligation rather than have new debt issued on our behalf by the Office of Finance. For information on debt transfers to or from other FHLBanks, see Note 10.

Note 14—Commitments and Contingencies
The following table summarizes our commitments outstanding that are not recorded on our statements of condition as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014			As of December 31, 2013
Notional Amount of Unrecorded Commitments	Expire Within One Year	Expire After One Year	Total	Total
(in thousands)
Standby letters of credit outstanding (1)	$436,533	$21,589	$458,122	$490,866
Commitments to fund additional advances	1,000	—	1,000	200
Unsettled consolidated obligation bonds, at par (2)	1,055,000	—	1,055,000	315,000
Unsettled consolidated discount notes, at par	560,000	—	560,000	300,000
Other commitments (3)	—	—	—	302,000
Total	$2,052,533	$21,589	$2,074,122	$1,408,066

(1)	Excludes unconditional commitments to issue standby letters of credit of $10.0 million as of June 30, 2014 and December 31, 2013.

(2)	As of June 30, 2014 and December 31, 2013, $1.1 billion and $65.0 million of our unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

(3)
Includes $152.0 million of commitments to purchase investment securities and $150.0 million of letter of credit participation with FHLBank of Atlanta as of December 31, 2013. We had no similar commitments outstanding as of June 30, 2014.

Commitments to Extend Credit
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Seattle Bank and a member. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. As of June 30, 2014, the original terms of our outstanding standby letters of credit, including related commitments, ranged from 29 days to 7 years, including a final expiration in 2017.
In addition, we enter into commitments that legally bind us to fund additional advances. These commitments generally are for periods of up to 12 months. Unearned fees for standby letter of credit-related transactions are recorded in "Other liabilities" and totaled $142,000 and $306,000 as of June 30, 2014 and December 31, 2013. We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members and have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on our analyses and collateral requirements, we did not consider it necessary to record an allowance for credit losses on these commitments.
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
Note 15—Subsequent Events
On July 31, 2014, the Seattle Bank and the FHLBank of Des Moines (Des Moines Bank) announced that they had entered into an exclusivity arrangement regarding a potential merger of the two banks. A detailed due diligence process is underway as part of the discussions regarding a potential merger. There can be no assurance that the parties will continue to pursue a merger, reach agreeable terms and conditions, or complete a transaction. A merger would require, among other things, approval from the FHFA, as well as member-owners of the Seattle Bank and the Des Moines Bank.

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

•
regulatory requirements and restrictions, including those resulting from our entering into a Stipulation and Consent to the Issuance of a Consent Order with the FHFA, effective November 22, 2013 (together, with related understandings with the FHFA, the Amended Consent Arrangement), which superseded the previous Stipulation and Consent to the Issuance of a Consent Order and related understandings put in place in October 2010 (2010 Consent Arrangement);

•
actions taken by governmental entities, including the U.S. Congress, the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), the FHFA, or the Federal Deposit Insurance Corporation (FDIC), affecting housing finance reform, the Federal Home Loan Bank (FHLBank) System, or our core mission activity (CMA) assets, or other action that could affect the capital and credit markets or our business;

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

•	our inability to retain or timely hire key personnel;

•	changing accounting guidance, including changes relating to the recognition and measurement of financial instrument fair values, that could adversely affect our financial statements;

•	the need to make principal or interest payments for another FHLBank because of the joint and several liability of all FHLBanks for consolidated obligations; and

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
Overview
This discussion and analysis reviews our financial condition as of June 30, 2014 and December 31, 2013 and our results of operations for the three and six months ended June 30, 2014 and 2013. It should be read in conjunction with our financial statements and condensed notes for the three and six months ended June 30, 2014 and 2013 included in "Part I. Item 1. Financial Statements" in this report and our annual report on Form 10-K for the year ended December 31, 2013 (2013 10-K). In addition, the effect of our change to the contractual method for amortizing premiums and accreting discounts on our mortgage loans held for portfolio has been reported through retroactive application of the change in accounting principle to all periods presented. See Note 1 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for a tabular presentation of the effect of the change on our financial statements as of and for the three and six months ended June 30, 2013. Our financial condition as of June 30, 2014 and our results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the financial condition and results of operations that may be expected as of or for the year ending December 31, 2014 or for any other future dates or periods.
The Seattle Bank, one of 12 federally chartered FHLBanks, is a member-owned financial cooperative that serves regulated depositories, insurance companies, and community development financial institutions located within our district. Like other FHLBanks, our mission is to provide liquidity and funding to members and eligible non-shareholder housing associates, so they can meet the housing and other credit needs of their communities. We further fulfill our mission of supporting housing finance and economic development by investing in mortgage-backed securities (MBS) and debt obligations that increase our CMA assets (which include advances, certain housing finance agency obligations, and acquired member assets, such as mortgage loans) and provide for a profitable and stable cooperative. We also provide, through the Affordable Housing Program (AHP) and in cooperation with our members and other entities, direct subsidy grants and low- or no-interest loans to benefit communities and individuals with incomes at or below 80% of their area's median income.
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

Financial Condition and Results - Second Quarter 2014 Highlights
Second Quarter 2014 Market Conditions
U.S. economic indicators generally improved in the first half of 2014 from year-end 2013. Improving economic indicators included a lower unemployment rate, a moderate increase in household spending, and advancement in factory output measures. These improvements were tempered by the continued slow recovery of the housing sector. Although housing prices have recovered to a significant extent from lows reached during the recent recession, the housing market continued to be negatively impacted by, among other things, seasonality and adverse weather conditions in the first quarter of 2014 as well as rising mortgage interest rates compared to those experienced in 2012 and the first half of 2013.
As in 2013, short-term interest rates remained very low during the first half of 2014. In June 2014, the Federal Reserve's Federal Open Market Committee (FOMC) reaffirmed its view related to its monetary accommodations, indicating that it would continue to assess progress — both realized and expected — toward its objectives relating to employment and inflation. The FOMC also announced that, beginning in July 2014, it would further reduce its monthly purchases of U.S. Treasury securities and MBS by $10 billion per month, the fourth such reduction in 2014. The continued uncertainty around the timing of changes to the FOMC's monetary policy accommodations and the economic recovery in general have resulted in, and are expected to continue to result in, volatility in the financial markets.
Financial Condition and Operating Results
As of June 30, 2014, we had total assets of $36.5 billion, total outstanding regulatory capital stock of $2.5 billion, and retained earnings of $312.1 million, compared to total assets of $35.9 billion, total outstanding regulatory capital stock of $2.7 billion, and retained earnings of $287.1 million as of December 31, 2013.
Our outstanding advances decreased to $10.2 billion as of June 30, 2014, from $10.9 billion as of December 31, 2013, primarily due to the maturity of $750.0 million in Bank of America, N.A. (BANA) advances, partially offset by an increase in advances to our members in the second quarter of 2014. As of June 30, 2014, our investments increased to $25.5 billion, from $22.5 billion as of December 31, 2013, primarily due to a temporary shortage of overnight investment opportunities in the financial markets resulting in a temporary reduction in our investments at year-end 2013.
Net income for the three and six months ended June 30, 2014 was $14.8 million and $25.4 million, compared to $10.4 million and $26.4 million for the same periods in 2013. Net income for the three and six months ended June 30, 2014, compared to the same periods in 2013, was unfavorably impacted by lower net interest income after provision (benefit) for credit losses, higher operating expenses, and higher credit losses on PLMBS determined to be other-than-temporarily impaired during those periods. Net income for the three and six months ended June 30, 2014, compared to the same periods in 2013, was favorably impacted by the one-time write-off of software in the second quarter of 2013 without any similar activity in the first half of 2014, higher net gains on our derivatives and hedging activities, and higher accretion of previously recorded OTTI credit losses due to increased yields on previously impaired PLMBS with significant increases in expected cash flows. The accretion attributable to the increases in expected cash flows, which is recorded in investment income, totaled $5.9 million and $11.6 million for the three and six months ended June 30, 2014, compared to $4.2 million and $8.1 million for the same periods in 2013. See "Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013—Net Interest Income—Interest Income—Investments" for additional information.
Net interest income after provision (benefit) for credit losses for the three and six months ended June 30, 2014, decreased to $33.4 million and $64.9 million, from $34.1 million and $68.7 million for the same periods in 2013, primarily due to lower interest income on mortgage loans held for portfolio and advances, partially offset by increased interest income on investments. The change in interest income on mortgage loans held for portfolio was primarily driven by the continued decline in the average balances outstanding during the three- and six- month periods ended June 30, 2014, as the remaining mortgage loans in the portfolio continued to pay down. The changes in interest income on investments and advances were primarily yield driven.
We recorded net gains of $3.8 million and $2.4 million on our derivatives and hedging activities for the three and six months ended June 30, 2014, compared to a net loss of $601,000 and a net gain of $10,000 in the same periods in 2013. The change was primarily the result of temporary ineffectiveness of our fair value hedges. Other expenses decreased for the three and six months ended June 30, 2014, compared to the same periods in 2013, due to the impact of a one-time $4.0 million write-off of software in the second quarter of 2013. This decrease was partially offset by an increase in compensation and benefits expense and other operating expenses.

We repurchased $198.4 million of excess stock in the first half of 2014 and paid a $0.025 per share cash dividend in both February 2014 and April 2014. The dividends, totaling $1.3 million (including $877,000 of dividends relating to mandatorily redeemable capital stock (MRCS) recorded as interest expense on the statements of income), were based on fourth quarter 2013 and first quarter 2014 financial results and calculated based on average Class A and Class B stock outstanding during the fourth quarter of 2013 and the first quarter of 2014, as applicable.
In July 2014, based on the bank's second quarter 2014 financial results, our Board of Directors (Board) declared a $0.025 per share cash dividend, which was paid on July 31, 2014, based on average Class A and Class B stock outstanding during second quarter 2014. In addition, we announced that we will repurchase up to $100 million of excess capital stock during third quarter 2014.
For the remainder of 2014, we expect to face a number of ongoing challenges, including subdued advance demand, assuming our member financial institutions continue to experience high levels of liquidity and less-than-robust loan growth. Until those conditions change, our opportunities for advance growth will remain limited.
Consent Arrangements
We continue to address the requirements of the the Amended Consent Arrangement, which superseded the 2010 Consent Arrangement. In addition to continued compliance with the terms of the plans and policies adopted and implemented to address the 2010 Consent Arrangement, the Amended Consent Arrangement requires development and implementation of a plan acceptable to the FHFA to increase advances and other CMA assets as a percentage of the bank's consolidated obligations, Board monitoring for compliance with the terms of such plans and policies, and continued non-objection from the FHFA prior to repurchasing or redeeming any excess capital stock or paying dividends on the bank's capital stock. Further information regarding the Amended Consent Arrangement is included in "—Capital Resources and Liquidity" in this report.
Recent Seattle Bank Developments

On July 31, 2014, the Seattle Bank and the FHLBank of Des Moines (the Des Moines Bank) announced that they had entered into an exclusivity arrangement regarding a potential merger of the two banks. The combined bank would retain its unique business model and continue to operate as a member-driven cooperative. It would provide funding solutions for more than 1,500 member financial institutions in 13 states, as well as the U.S. territories of American Samoa and Guam and the Commonwealth of the Northern Mariana Islands. Should the banks merge, the combined bank is currently expected to be headquartered in Des Moines. A detailed due diligence process is underway as part of the discussions regarding a potential merger. There can be no assurance that the parties will continue to pursue a merger, reach agreeable terms and conditions, or complete a transaction. A merger would require, among other things, approval from the FHFA as well as member-owners of the Seattle Bank and the Des Moines Bank.
Recent Legislative and Regulatory Developments
The legislative and regulatory environments in which each FHLBank and its members operate continue to evolve as a result of regulations enacted pursuant to the Housing and Economic Recovery Act of 2008 (Housing Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010, and the reforms of the Basel Committee on Banking Supervision (Basel Committee). Further, we continue to monitor changes proposed as the U.S. Congress considers legislation to reform the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and other aspects of housing finance. Our business operations, funding costs, rights and obligations, and the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the six months ended June 30, 2014 are summarized below.
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
Other Significant Developments
Dodd-Frank Act - Stress Tests
The Dodd-Frank Act requires certain financial companies with total consolidated assets of more than $10 billion, that are regulated by a primary federal financial regulatory agency to conduct annual stress tests to determine whether the companies have the capital necessary to absorb losses under adverse economic conditions. In September 2013, our regulators, the FHFA, implemented annual stress testing for the FHLBanks as required by the Dodd-Frank Act. Consistent with regulatory requirements, we publicly disclosed on our website the results of the prescribed "severely adverse" stress test scenario in July 2014.
Securities and Exchange Commission (SEC) - Money Market Mutual Fund Reform
On June 19, 2013, the SEC proposed two alternatives for amending rules that govern money market mutual funds under the Investment Company Act of 1940 and on July 23, 2014 the SEC approved final regulations governing money market mutual funds. The final regulations do not change the existing regulatory treatment of FHLBank consolidated obligations as liquid assets. FHLBank discount notes continue to be included in the definition of “daily liquid assets” and “weekly liquid assets”, including FHLBank discount notes with a remaining maturity up to 60 days. At this point, any additional effects on demand for FHLBank consolidated obligations relating to these regulations are unknown.

Basel Committee - Proposed Liquidity Coverage Ratio
In October 2013, the financial regulators issued a proposed rule specifying a minimum liquidity coverage ratio (LCR) applicable to all internationally active banking organizations, bank holding companies, systemically important, non-bank financial institutions designated for Federal Reserve supervision, certain savings and loan holding companies, depository institutions with more than $250 billion in total assets or more than $10 billion in on-balance sheet foreign exposure, and such depository institutions’ consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. Among other things, the proposed rule defines various categories of high quality, liquid assets (HQLAs) for purposes of satisfying the LCR, and these HQLAs are further categorized into Level 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category. As proposed, FHLBank System consolidated obligations would be categorized as Level 2A HQLAs. This classification could impact investor demand for consolidated obligations.
Selected Financial Data

The following selected financial data for the Seattle Bank should be read in conjunction with “Part I. Item 1. Financial Statements,” included in this report, as well as the bank's 2013 10-K, including the financial statements and related notes for the years ended December 31, 2013, 2012, and 2011 (2013 Financial Statements). Our change to the contractual method for amortizing premiums and accreting discounts on our mortgage loans has been reported through retroactive application of the change in accounting principle to all periods impacted.

Selected Financial Data	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
(in millions, except percentages)
Statements of Condition (at period end)
Total assets (3)	$36,549	$36,055	$35,870	$37,238	$38,016
Investments (1)	25,486	25,313	22,546	25,452	25,488
Advances	10,214	9,860	10,935	10,800	11,447
Mortgage loans held for portfolio, net (2) (3)	724	761	798	841	913
Deposits and other borrowings	423	447	410	461	479
Consolidated obligations:
Discount notes	17,220	15,554	14,989	14,573	15,799
Bonds	15,894	16,780	17,414	18,915	18,429
Total consolidated obligations	33,114	32,334	32,403	33,488	34,228
Mandatorily redeemable capital stock	1,635	1,662	1,748	1,770	1,791
AHP payable (3)	21	21	20	20	20
Capital stock:
Class A capital stock - putable	41	42	45	48	51
Class B capital stock - putable	817	872	878	875	872
Total capital stock	858	914	923	923	923
Retained earnings:
Unrestricted (3)	256	245	236	225	208
Restricted (3)	56	53	51	48	44
Total retained earnings (3)	312	298	287	273	252
Accumulated other comprehensive income (loss) (AOCI)	17	(26)	(72)	(120)	(112)
Total capital (3)	1,187	1,186	1,138	1,076	1,063
Statements of Income (for the quarter ended)
Interest income (3)	$69	$68	$70	$71	$70
Net interest income after provision (benefit) for credit losses (3)	34	31	33	37	34
Other income (loss)	2	—	6	4	(2)
Other expense	20	19	23	18	21
Income before assessments (3)	16	12	16	23	11
Assessments (3)	2	1	2	2	1
Net income (3)	14	11	14	21	10

Selected Financial Data (continued)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
(in millions, except percentages)
Financial Statistics (as of and for the quarter ended) (3)
Return on average equity	4.81%	3.69%	5.01%	7.99%	3.79%
Return on average assets	0.16%	0.12%	0.15%	0.22%	0.11%
Average equity to average assets	3.38%	3.17%	2.96%	2.79%	2.95%
Regulatory capital ratio (4)	7.68%	7.97%	8.25%	7.97%	7.80%
Net interest margin (5)	0.37%	0.35%	0.36%	0.38%	0.37%
Market value of equity (MVE) to par value of capital stock (PVCS) ratio	112.55%	109.13%	107.67%	104.52%	103.95%
Return on PVCS vs. one-month London Interbank Offered Rate (LIBOR)	2.15%	1.47%	1.88%	2.91%	1.33%
CMA assets to consolidated obligations	38.88%	38.11%	41.51%	38.56%	39.83%
Dividends (for the quarter ended)
Cash dividends paid on capital stock (6)	$0.2	$0.2	$0.2	$0.2	$—
Cash dividends on MRCS recorded as interest expense	0.4	0.4	0.4	0.5	—
Annualized dividend rate: (7)	0.10%	0.10%	0.10%	0.10%	—%
Class A stock - putable	0.10%	0.10%	0.10%	0.10%	—%
Class B stock - putable	0.10%	0.10%	0.10%	0.10%	—%
Dividend payout ratio (8)	1.55%	2.16%	1.67%	1.09%	—%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, available-for-sale (AFS) and held-to-maturity (HTM) securities.
(2)
Mortgage loans held for portfolio, net includes allowance for credit losses of $1.3 million as of June 30, 2014, $1.1 million as of March 31, 2014, $934,000 as of December 31, 2013, $1.2 million as of September 30, 2013, and $2.2 million as of June 30, 2013.

(3)
The following line items reflect the retroactive application of our change in accounting principle to the contractual method for amortizing premiums and accreting discounts on our mortgage loans held for portfolio for all periods impacted: (1) Statements of Condition: mortgage loans held for portfolio, net, total assets, AHP payable, unrestricted retained earnings, restricted retained earnings, total retained earnings, and total capital; (2) Statements of Income: interest income, net interest income after provision (benefit) for credit losses, income before assessments, assessments, and net income; and (3) all financial statistics. For additional information and financial impact as of and for the three and six months ended June 30, 2013, see Note 1 in "Part I. Item 1. Financial Statements - Condensed Notes to Financial Statements."

(4)	Regulatory capital ratio is defined as period-end regulatory capital, which includes total capital stock, retained earnings, and MRCS, expressed as a percentage of period-end total assets.
(5)	Net interest margin is defined as net interest income for the period, expressed as a percentage of average earning assets for the period.
(6)
Cash dividends paid on capital stock were $229,000 for the quarter ended June 30, 2014, $231,000 for the quarter ended March 31, 2014, and $232,000 for the quarters ended December 31, 2013 and September 30, 2013. We paid no dividends in the second quarter of 2013.

(7)	Annualized dividend rate is dividends paid in cash and stock, divided by the average balance of capital stock eligible for dividends during the year.
(8)	Dividend payout ratio is defined as dividends in the period expressed as a percentage of net income in the period. Ratio excludes dividends on MRCS, which is recorded as interest expense.
Financial Condition as of June 30, 2014 and December 31, 2013
Our assets principally consist of advances, investments, and mortgage loans. Our advances balance and our advances as a percentage of total assets as of June 30, 2014 decreased to $10.2 billion and 28.0%, from $10.9 billion and 30.5%, as of December 31, 2013. As of June 30, 2014, our investments balance and investments as a percentage of total assets increased to $25.5 billion and 69.7%, from $22.5 billion and 62.9% as of December 31, 2013, primarily due to a temporary shortage of overnight investment opportunities in the financial markets resulting in a temporary reduction in our investments at year-end 2013. The balance of our mortgage loans outstanding continued to decline due to receipt of principal payments.
We obtain funding to support our business primarily through the issuance, by the Office of Finance as our agent, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.

The following table summarizes our major categories of assets, liabilities, and capital as a percentage of total assets as of June 30, 2014 and December 31, 2013.

	As of	As of
Major Categories of Assets, Liabilities, and Capital as a Percentage of Total Assets	June 30, 2014	December 31, 2013
(in percentages)
Assets
Advances *	28.0	30.5
Investments:
Short-term	26.2	18.9
CMA investments *	5.3	4.8
Other medium-/long-term	38.2	39.2
Subtotal	69.7	62.9
Mortgage loans *	2.0	2.2
Other assets	0.3	4.4
Total	100.0	100.0
Liabilities and Capital
Consolidated obligations	90.6	90.3
Deposits	1.2	1.1
MRCS	4.5	4.9
Other liabilities	0.5	0.5
Total capital	3.2	3.2
Total	100.0	100.0

*	CMA assets. CMA investments include certain housing finance agency obligations. Our ratio of CMA assets-to-consolidated obligations as of June 30, 2014 and December 31, 2013 was 38.9% and 41.5%.
We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.
Advances
As of June 30, 2014, total advances outstanding decreased by 6.6%, to $10.2 billion, from $10.9 billion as of December 31, 2013, primarily due to the maturity of $750.0 million in BANA advances, partially offset by an increase in advances to our members in the second quarter of 2014. Overall in the first half of 2014, our members' demand for advances continued to be negatively impacted by high levels of retail deposits and low retail loan activity.
The following table summarizes the par value of our advances outstanding by member type as of June 30, 2014 and December 31, 2013.

	As of	As of
Par Value of Advances by Member Type	June 30, 2014	December 31, 2013
(in thousands)
Commercial banks	$5,098,424	$5,223,766
Thrifts	973,137	991,831
Credit unions	667,778	524,644
Insurance companies	40,377	—
Total member advances	6,779,716	6,740,241
Housing associates	17,521	18,584
Nonmember borrowers	3,302,330	4,068,696
Total par value of advances	$10,099,567	$10,827,521

A large percentage of our advances is held by a limited number of borrowers. Changes in this group's borrowing decisions and ability to continue borrowing have affected and can still significantly affect the amount of our advances outstanding. We expect that our advances will be concentrated with our largest borrowers for the foreseeable future.
In April 2013, Bank of America Oregon, N.A., our then-largest borrower, merged into its parent, BANA. At that time, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's business activity with us will eventually decline to zero as the outstanding advances mature. As currently structured, approximately 98% of BANA's $3.1 billion in outstanding advances will mature in 2015 and 2016.
The following table provides the par value of outstanding advances and percentage of total par value of outstanding advances of our top five borrowers (at the holding company level) as of June 30, 2014 and December 31, 2013. Due to the number of member institutions that are part of larger holding companies, we believe this aggregation provides greater visibility into borrowing activity at the Seattle Bank than would a listing of advances by individual member institutions.

	As of June 30, 2014		As of December 31, 2013
Top Five Borrowers by Holding Company Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America Corporation (1)	$3,071,533	30.4	$3,826,598	35.4
Washington Federal, Inc.	1,930,000	19.1	1,930,000	17.8
Umpqua Holdings Corporation (2)	1,050,016	10.4	not in top 5	not in top 5
Sterling Financial Corporation (2)	—	—	1,144,870	10.6
Glacier Bancorp, Inc.	602,113	6.0	834,940	7.7
HomeStreet, Inc.	384,090	3.8	446,590	4.1
Total	$7,037,752	69.7	$8,182,998	75.6

(1)	Nonmember borrower as of April 1, 2013.
(2)	In April 2014, Sterling Financial Corporation and the holding company for Umpqua Bank, two of the larger members and borrowers of the Seattle Bank, merged.
As of June 30, 2014 and December 31, 2013, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers as listed above was approximately 28 months.
Fixed interest-rate and structured advances (i.e., advances that include optionality) as a percentage of total par value of advances increased to 66.0% as of June 30, 2014, compared to 63.4% as of December 31, 2013, primarily due to the maturity of $750.0 million of BANA variable interest-rate advances. The total par value and percentage to total advances of our outstanding advances maturing in one year or less increased to $3.3 billion and 32.4% as of June 30, 2014, from $2.7 billion and 25.0% as of December 31, 2013.

The following table summarizes our advance portfolio by product type as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014		As of December 31, 2013
Advances Outstanding by Product Type	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable interest-rate advances:
Cash management	$306,745	3.0	$202,820	1.9
Adjustable interest-rate	3,000,000	29.7	3,750,000	34.6
Choice	125,000	1.2	—	—
Capped floater	10,000	0.1	10,000	0.1
Fixed interest-rate advances:
Non-amortizing	4,812,594	47.7	5,068,758	46.8
Amortizing	430,498	4.3	382,927	3.5
Symmetrical prepayment:
Non-amortizing	462,500	4.6	442,500	4.1
Amortizing	22,214	0.2	—	—
Putable:
Non-knockout	600,016	5.9	635,516	5.9
Knockout	270,000	2.7	275,000	2.5
Floating-to-fixed convertible (after conversion date)	60,000	0.6	60,000	0.6
Total par value	$10,099,567	100.0	$10,827,521	100.0

The following table summarizes our advance portfolio by interest payment terms to maturity as of June 30, 2014.

	As of June 30, 2014
Interest Payment Terms to Maturity	Fixed	Variable	Total
(in thousands)
Due in one year or less	$1,455,258	$1,816,745	$3,272,003
Due after one year	5,202,564	1,625,000	6,827,564
Total par value	$6,657,822	$3,441,745	$10,099,567

The total weighted-average contractual interest rate on our outstanding advance portfolio increased to 1.49% as of June 30, 2014, from 1.40% as of December 31, 2013. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing).
Member Demand for Advances
Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, regulation, and our members' liquidity and wholesale funding needs. Our members regularly evaluate their other funding options relative to our advance products and pricing. Demand for advances increased in second quarter 2014 compared to the first quarter of 2014, due to growing retail loan demand and other factors. Because the timing and magnitude of potential increases in long-term interest rates and other economic factors are uncertain, we do not know when or by how much advance demand from our members may increase in future periods. In addition, we expect the balance of outstanding advances to continue to be negatively impacted by the April 2013 loss of our then-largest borrower, Bank of America Oregon, N.A., and its subsequent inability to borrow from the Seattle Bank and, potentially, from the April 2014 merger of the holding companies of Sterling Savings Bank and Umpqua Bank.
We periodically review our advance pricing structure to determine whether it remains competitive and complies with regulatory requirements. Our current advance pricing structure includes posted-rate pricing, both window and auction pricing, and differential pricing. Window pricing indications are published daily on our corporate website, and auction funding is typically available two times per week when the Seattle Bank participates in issuances of consolidated obligation discount notes through the Office of Finance as our agent. Although auction pricing borrowers can generally borrow at a lower interest rate than the window posted rates, borrowers do not know the interest rate of an auction-priced advance until the auction is complete. The differential pricing option, under which borrowers can request an advance rate lower than our posted rates, is administered by specified bank employees within parameters established by our asset and liability management committee (consisting of Seattle Bank employees) under authority delegated by our president and chief executive officer and overseen by the Board. The differential pricing option enables the bank to compete with lower interest-rate funding available to those members that have alternative wholesale funding and other funding sources that may be offering lower interest rates.
Our members' use of window pricing significantly increased during first half of 2014 compared to the same period in 2013, with aggregate offsetting decreases in differential and auction pricing, primarily due to more favorable pricing execution on the window pricing option and to the inability of Bank of America Oregon, N.A., a significant user of differentially priced advances, to enter into new advances following its withdrawal from membership in April 2013. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all of our members.
The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances, for the six months ended June 30, 2014 and 2013.

	For the Six Months Ended June 30,
Advance Pricing	2014	2013
(in percentages)
Posted-rate pricing:
Window	74.9	31.4
Auction	5.5	7.2
Differential pricing	19.6	61.4
Total	100.0	100.0

The demand for advances also may be affected by the manner in which members support their advances with capital stock, their ability to have capital stock repurchased or redeemed by us, and the dividends we may pay on our capital stock. In late 2012, we implemented an excess stock pool to encourage advance usage. As of June 30, 2014, $75.8 million of outstanding advances were obtained by members utilizing the excess stock pool. The excess stock pool program expires on December 31, 2016. See Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2013 10-K for additional information on the excess stock pool.
In September 2012, we implemented a quarterly excess capital stock repurchase program with FHFA non-objection. Also, in February 2014, we implemented an additional excess capital stock redemption program, with FHFA non-objection, to redeem up to $75 million per quarter of excess capital stock on which the redemption waiting period has been satisfied. Under these to programs, we have repurchased a total of $342.2 million of excess capital stock, including $197.5 million in first half 2014. Further, in July 2014, we announced that we will repurchase up to $100 million of excess capital stock during third quarter 2014.
Both in February 2014 and in April 2014, we paid a $0.025 per share cash dividend based on fourth quarter 2013 and first quarter 2014 financial results, as applicable, and calculated based on average Class A and Class B stock outstanding during the fourth quarter of 2013 and the first quarter of 2014. Further, in July 2014, our Board declared, with FHFA non-objection, a $0.025 per share cash dividend, which was paid on July 31, 2014.
Although we do not believe that the 2010 Consent Arrangement or the Amended Consent Arrangement, including the restrictions on our repurchasing or redeeming capital stock or paying dividends, has adversely affected our ability to meet our members' funding needs, they could do so in the future by, among other things, decreasing our members' willingness to use our advances. Further information regarding the Amended Consent Arrangement is included in "—Capital Resources and Liquidity" in this report.
Credit Risk
We assign each member institution an internal risk rating based on a number of factors, including levels of non-performing assets, profitability, and capital. We also assign a collateral control category (e.g., blanket, listing, or physical possession), which may be based on the risk rating. For those borrowers under the blanket pledge or listing collateral arrangements, we generally do not take control of collateral, other than pledged securities collateral. We generally will further secure our interests by taking physical possession (or control) of supporting collateral if we determine the financial or other condition of a member borrower so warrants. We take physical possession of collateral pledged by non-depository institutions (e.g., insurance companies and housing associates) to help ensure that an advance is as secure as the security interest in collateral pledged by depository institutions. As of June 30, 2014 and December 31, 2013, approximately 20% of our borrowers were on the physical possession collateral arrangement, representing approximately 4% of the par value of our outstanding advances. We have never incurred a credit loss on an advance.
Our members' borrowing capacity with the Seattle Bank depends on the collateral they pledge and is calculated as a percentage of the collateral's value. We periodically evaluate this percentage in the context of the value of the collateral in current market conditions. As of June 30, 2014 and December 31, 2013, we had unencumbered rights to collateral (i.e., loans and securities), on a borrower-by-borrower basis, with an estimated value in excess of all outstanding extensions of credit.
For additional information on advances, see Note 6 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
Investments
We maintain an investment portfolio for liquidity purposes and to generate income to support our operations and provide a return on our members' capital stock. Short-term investments generally include overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, commercial paper, and U.S. Treasury bills. Medium/long-term investments generally include: debentures and MBS issued or guaranteed by other GSEs, such as Fannie Mae or Freddie Mac; PLMBS (which we no longer acquire); securities issued or guaranteed by other U.S. government agencies, including the Export-Import Bank of the U.S. (Ex-Im Bank); and securities issued by state or local housing finance authorities. Our investment securities are classified either as AFS or HTM.
The table below presents the carrying values and yields of our AFS and HTM securities by major security type, as well as our other short-term investments as of June 30, 2014 and December 31, 2013. It also presents the contractual maturities of our AFS and HTM securities as of June 30, 2014. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of June 30, 2014					As of December 31, 2013
Investments by Security Type and Contractual Maturity	One Year or Less	After One Year through Five Years	After Five Years through 10 Years	After 10 Years	Total Carrying Value	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
Other U.S. agency obligations (1)	$—	$121,498	$1,470,879	$2,247,737	$3,840,114	$3,403,163
GSE obligations (2)	99,283	719,536	612,668	456,260	1,887,747	1,920,055
Total non-MBS	99,283	841,034	2,083,547	2,703,997	5,727,861	5,323,218
MBS:
PLMBS	—	—	—	1,294,820	1,294,820	1,278,285
Total AFS securities	$99,283	$841,034	$2,083,547	$3,998,817	$7,022,681	$6,601,503
Yield on AFS securities	0.33%	1.01%	1.51%	1.36%	1.35%	1.55%
HTM securities:
Non-MBS:
Commercial paper	$25,000	$—	$—	$—	$25,000	$—
Certificates of deposit	402,000	—	—	—	402,000	266,000
Other U.S. agency obligations (1)	—	2,119	5,925	9,986	18,030	19,168
State and local housing agency obligations	40,750	243,475	392,650	1,259,226	1,936,101	1,718,173
Total non-MBS	467,750	245,594	398,575	1,269,212	2,381,131	2,003,341

	As of June 30, 2014					As of December 31, 2013
Investments by Security Type and Contractual Maturity (continued)	One Year or Less	After One Year through Five Years	After Five Years through 10 Years	After 10 Years	Total Carrying Value	Total Carrying Value
(in thousands, except percentages)
HTM securities (continued):
MBS:
Residential:
Other U.S agency obligations (3)	$1	$—	$493	$94,970	$95,464	$109,429
GSE (4)	—	6,304	300,766	4,790,595	5,097,665	5,544,762
PLMBS	—	20,502	18,037	349,312	387,851	425,058
Commercial/multi-family:
GSE (5)	—	1	1,326,714	14,608	1,341,323	1,348,883
Total MBS	1	26,807	1,646,010	5,249,485	6,922,303	7,428,132
Total HTM securities	$467,751	$272,401	$2,044,585	$6,518,697	$9,303,434	$9,431,473
Yield on HTM securities	0.18%	0.90%	0.54%	1.20%	1.00%	1.04%
Securities purchased under agreements to resell	$3,000,000	$—	$—	$—	$3,000,000	$1,500,000
Federal funds sold	6,159,500	—	—	—	6,159,500	5,013,000
Total investments	$9,726,534	$1,113,435	$4,128,132	$10,517,514	$25,485,615	$22,545,976

(1)
Consists of obligations issued or guaranteed by one or more of the following: Ex-Im Bank, Small Business Administration (SBA), U.S. Agency for International Development, and Private Export Funding Corporation.

(2)	Consists of obligations issued or guaranteed by Federal Farm Credit Bank (FFCB), Freddie Mac, Fannie Mae, and Tennessee Valley Authority (TVA).

(3)	Consists of securities issued by Government National Mortgage Association.

(4)	Consists of securities issued by Fannie Mae and Freddie Mac.

(5)	Consists of Fannie Mae Delegated Underwriting and Servicing MBS.
As of June 30, 2014, our investments increased to $25.5 billion, from $22.5 billion as of December 31, 2013, primarily due to a temporary shortage of overnight investment opportunities in the financial markets resulting in a temporary reduction in our investments at year-end 2013.
GSE Debt Obligations
The following table summarizes the carrying value of our investments in GSE debt obligations as of June 30, 2014 and December 31, 2013.

	As of	As of
Carrying Value of Investments in GSE Debt Securities	June 30, 2014	December 31, 2013
(in thousands)
Freddie Mac	$451,972	$679,913
Fannie Mae	599,230	461,045
FFCB	422,931	408,655
TVA	413,614	370,442
Total	$1,887,747	$1,920,055

MBS Investments
Our MBS investments represented 293.0% and 297.0% of our regulatory capital as of June 30, 2014 and December 31, 2013. FHFA regulation limits our investments in MBS (including PLMBS) and mortgage-related asset-backed securities (such as those backed by home equity loans or SBA loans) by requiring that the total book value of such securities owned by us on the day we purchase the securities does not exceed 300% of our previous month-end regulatory capital. As of June 30, 2014 and December 31, 2013, our MBS investments included $2.2 billion and $2.4 billion in Freddie Mac MBS and $4.2 billion and $4.5 billion in Fannie Mae MBS. See “—Credit Risk” below for credit ratings relating to our MBS investments as of June 30, 2014 and December 31, 2013.

For the six months ended June 30, 2013, we sold one AFS security. The proceeds of that sale were $41.8 million and resulted in a net gain of $903,000. We sold no AFS securities during the six months ended June 30, 2014.
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
In addition, we are subject to regulatory limits on our unsecured portfolio. We limit our unsecured credit exposure to any counterparty based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. Our unsecured credit exposure to U.S. government-sponsored agencies or instrumentalities is generally limited to the lesser of 100% of our total regulatory capital or 100% of the capital of the government-sponsored agency or instrumentality. For other unsecured counterparties, the maximum allowable credit exposure is based on the counterparty's nationally recognized statistical rating organization (NRSRO) credit rating and a corresponding factor prescribed by regulation that is applied to the lower of the counterparty's Tier 1 capital and the Seattle Bank's regulatory capital.
The following table presents our unsecured credit exposure by type of investment as of June 30, 2014 and December 31, 2013. This table excludes those investments with implicit or explicit government guarantees and does not include related accrued interest receivable.

	As of	As of
Unsecured Credit Exposure by Investment Type	June 30, 2014	December 31, 2013
(in thousands)
Federal funds sold	$6,159,500	$5,013,000
Certificates of deposit	402,000	266,000
Commercial paper	25,000	—
Total	$6,586,500	$5,279,000
We are also prohibited by regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks without FHFA waiver. Our unsecured credit exposure to U.S. branches and agency offices of foreign commercial banks includes the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposure to domestic counterparties and U.S. subsidiaries of foreign commercial banks includes the risk that these counterparties have extended credit to foreign counterparties.

The following table presents our unsecured investments as of June 30, 2014 by contractual terms to maturity and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's headquarters or, as applicable, the domicile of the parent. We had no unsecured investments greater than 90 days as of June 30, 2014.

	Carrying Value as of June 30, 2014
Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty	Overnight	Two Days through 30 Days	31 Days through 90 Days	Total
(in thousands)
Domestic	$375,000	$427,000	$—	$802,000
U.S. subsidiaries of foreign commercial banks	79,500	—	—	79,500
Total	454,500	427,000	—	881,500
U.S. branches and agency offices of foreign commercial banks:
Canada	1,255,000	260,000	393,000	1,908,000
Netherlands	786,000	—	—	786,000
Sweden	—	655,000	—	655,000
Australia	—	—	805,000	805,000
Norway	505,000	—	—	505,000
Switzerland	194,000	66,000	—	260,000
Finland	786,000	—	—	786,000
Total	3,526,000	981,000	1,198,000	5,705,000
Total	$3,980,500	$1,408,000	$1,198,000	$6,586,500
The following table presents our unsecured investments as of June 30, 2014 by the counterparty credit ratings and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's headquarters or, as applicable, the domicile of the parent.

	Carrying Value as of June 30, 2014
Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty	AA	A	Total
(in thousands)
Domestic	$402,000	$400,000	$802,000
U.S. subsidiaries of foreign commercial banks	—	79,500	79,500
Total	402,000	479,500	881,500
U.S. branches and agency offices of foreign commercial banks:
Canada	393,000	1,515,000	1,908,000
Netherlands	786,000	—	786,000
Sweden	405,000	250,000	655,000
Australia	805,000	—	805,000
Norway	—	505,000	505,000
Switzerland	—	260,000	260,000
Finland	786,000	—	786,000
Total	3,175,000	2,530,000	5,705,000
Total	$3,577,000	$3,009,500	$6,586,500

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

Although we purchased additional credit enhancement on our PLMBS at acquisition, due to deteriorated credit quality of the collateral underlying these securities at various times, we have recorded OTTI credit losses in various periods. We monitor the market prices of our AFS PLMBS determined to be other-than-temporarily impaired for opportunities to limit our credit exposure.
The following tables summarize the carrying value of our investments by their credit ratings or the credit rating of the obligors, issuers, guarantors, or pledged collateral as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$—	$3,000,000	$—	$—	$3,000,000
Federal funds sold	—	3,175,000	2,984,500	—	—	—	6,159,500
Investment securities:
Commercial paper	—	—	25,000	—	—	—	25,000
Certificates of deposit	—	402,000	—	—	—	—	402,000
Other U.S. agency obligations	—	3,858,144	—	—	—	—	3,858,144
GSE obligations	—	1,887,747	—	—	—	—	1,887,747
State or local housing obligations	1,567,597	368,504	—	—	—	—	1,936,101
Total non-MBS	1,567,597	9,691,395	3,009,500	3,000,000	—	—	17,268,492
MBS:
Residential:
Other U.S. agency	—	95,464	—	—	—	—	95,464
GSE	—	5,097,665	—	—	—	—	5,097,665
PLMBS	—	73,781	8,480	82,043	1,516,465	1,902	1,682,671
Commercial (multi-family):
GSE	—	1,341,323	—	—	—	—	1,341,323
Total MBS	—	6,608,233	8,480	82,043	1,516,465	1,902	8,217,123
Total	$1,567,597	$16,299,628	$3,017,980	$3,082,043	$1,516,465	$1,902	$25,485,615

	As of December 31, 2013
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$—	$1,500,000	$—	$—	$1,500,000
Federal funds sold	—	2,224,000	2,789,000	—	—	—	5,013,000
Investment securities:
Certificates of deposit	—	—	266,000	—	—	—	266,000
Other U.S. agency obligations	—	3,422,331	—	—	—	—	3,422,331
GSE obligations	—	1,920,055	—	—	—	—	1,920,055
State or local housing obligations	1,346,495	371,678	—	—	—	—	1,718,173
Total non-MBS	1,346,495	7,938,064	3,055,000	1,500,000	—	—	13,839,559
MBS:
Residential:
Other U.S. agency	—	109,429	—	—	—	—	109,429
GSE	—	5,544,762	—	—	—	—	5,544,762
PLMBS	—	80,520	12,878	95,414	1,512,572	1,959	1,703,343
Commercial (multi-family):
GSE	—	1,348,883	—	—	—	—	1,348,883
Total MBS	—	7,083,594	12,878	95,414	1,512,572	1,959	8,706,417
Total	$1,346,495	$15,021,658	$3,067,878	$1,595,414	$1,512,572	$1,959	$22,545,976

The following table provides information on our PLMBS in unrealized loss positions as of June 30, 2014. The weighted-average collateral delinquency is the weighted-average percentage of the unpaid principal balances of the individual securities in the category that are 60 days or more past due.

	As of June 30, 2014
PLMBS	Unpaid Principal Balance	Amortized Cost Basis	Gross Unrealized Losses	Weighted-Average Collateral Delinquency
(in thousands, except percentages)
Prime:
First lien	$23,997	$23,930	$(1,082)	9.8%
Alt-A:
Option ARMs	699,103	625,281	(44,612)	31.3%
Alt-A and other	384,224	351,519	(18,631)	21.6%
Total PLMBS backed by Alt-A loans	1,083,327	976,800	(63,243)	27.9%
Total	$1,107,324	$1,000,730	$(64,325)	27.5%

The following table summarizes, among other things, the unpaid principal balance, amortized cost basis, gross unrealized loss, fair value, and OTTI losses, if applicable, of our PLMBS by collateral type, credit rating, and year of issuance, as of and for the six months ended June 30, 2014. In the table below, the original weighted-average credit enhancement is the weighted-average percentage of unpaid principal balances of subordinated tranches and over-collateralization in place at the time of purchase to absorb losses before our investments incur a loss. The weighted-average credit enhancement is the weighted-average percentage of unpaid principal balances of subordinated tranches and over-collateralization currently in place to absorb losses before our investments incur a loss.

	As of and for the Six Months Ended June 30, 2014
	Prime	Alt-A
PLMBS by Year of Securitization	2004 and prior	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AA	$8,235	$65,623	$63,414	$—	$—	$—	$2,209
A	8,044	—	—	—	—	—	—
BBB	26,199	57,880	—	—	—	10,303	47,577
Below investment grade:
BB	—	42,372	—	—	—	24,180	18,192
B	—	68,964	12,664	—	12,041	32,129	12,130
CCC	—	960,230	113,248	466,578	302,660	77,744	—
CC	—	504,336	136,860	227,946	139,530	—	—
C	—	242,384	—	242,384	—	—	—
D	—	53,769	—	39,264	—	14,505	—
Unrated	52	2,256	—	—	—	—	2,256
Total unpaid principal balance	$42,530	$1,997,814	$326,186	$976,172	$454,231	$158,861	$82,364
Amortized cost basis	$42,362	$1,636,345	$315,818	$754,228	$338,290	$145,840	$82,169
Gross unrealized losses	$(1,082)	$(63,243)	$(18,038)	$(20,101)	$(9,725)	$(12,895)	$(2,484)
Fair value	$41,572	$1,635,647	$305,684	$762,426	$350,089	$136,885	$80,563
OTTI:
Credit-related OTTI losses	$—	$(1,629)	$—	$—	$(1,621)	$(8)	$—
Non-credit-related OTTI losses	—	1,629	—	—	1,621	8	—
Total OTTI losses	$—	$—	$—	$—	$—	$—	$—
Percentage of fair value to unpaid principal balance	97.7%	81.9%	93.7%	78.1%	77.1%	86.2%	97.8%
Original weighted-average credit enhancement	2.8%	37.7%	35.3%	38.9%	45.8%	29.7%	5.1%
Weighted-average credit enhancement	14.9%	16.9%	25.1%	14.4%	14.6%	23.6%	12.5%
Weighted-average collateral delinquency	7.8%	30.4%	16.0%	33.1%	40.4%	26.0%	8.5%

As of June 30, 2014 and December 31, 2013, over 95% of our PLMBS were variable interest-rate securities collateralized by Alt-A residential mortgage loans.
OTTI Assessment
We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider whether we intend to sell each such security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired. Based on current information, we determined that, for our non-MBS investments and our U.S. agency and GSE MBS investments, the underlying collateral or the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, as of June 30, 2014, the declines in market value of our non-MBS investments and U.S. agency and GSE MBS investments are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery.
We recorded $1.6 million of additional OTTI credit losses on previously impaired PLMBS for the three and six months ended June 30, 2014. Credit-related OTTI charges are recorded in current-period earnings on the statements of income, and non-credit losses are recorded on the statements of condition in AOCI. Our AOCI improved to $17.0 million as of June 30, 2014, compared to an accumulated other comprehensive loss of $71.8 million as of December 31, 2013, primarily due to improvements in market prices of our AFS investments, including those determined to be other-than-temporarily impaired. See "Part I. Item 1. Statements of Comprehensive Income" and Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes

to Financial Statements" in this report for a tabular presentation of AOCI for the three and six months ended June 30, 2014 and 2013.
The following table summarizes key information as of June 30, 2014 for the PLMBS on which we recorded OTTI charges during the life of the security (i.e., impaired through June 30, 2014).

	As of June 30, 2014
	HTM Securities (1)				AFS Securities (1)
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Prime (2)	$1,073	$1,073	$1,030	$1,043	$—	$—	$—
Alt-A PLMBS (2)	82,608	81,893	69,006	77,351	1,638,462	1,277,926	1,294,820
Total	$83,681	$82,966	$70,036	$78,394	$1,638,462	$1,277,926	$1,294,820

(1)	This table does not include all HTM and AFS securities that are in an unrealized loss position as of June 30, 2014; only those with OTTI charges during the life of the security are included.
(2)	Classification based on originator's classification at the time of origination or by an NRSRO upon issuance of the PLMBS.

The credit losses on our other-than-temporarily impaired PLMBS are based on these securities’ expected performance over their contractual maturities, which averaged approximately 28 years as of June 30, 2014. Since acquisition, through June 30, 2014, five of our other-than-temporarily impaired securities have suffered actual cash losses totaling $23.6 million.

Additional information on our OTTI assessment process, including the significant inputs used to evaluate our PLMBS for OTTI for the three and six months ended June 30, 2014, are detailed in Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" and "—Critical Accounting Policies and Estimates" in this report. In addition to evaluating our PLMBS under a base-case scenario (as detailed in Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements"), we also perform a quarterly cash-flow analysis on our PLMBS under a more stressful scenario than we utilize in our OTTI assessment. The stress-test scenario and associated results do not represent our current expectations and, accordingly, should not be construed as a prediction of our future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical stress-test scenario provide a measure of the credit losses that we might incur if home price declines and subsequent recoveries are more adverse than those projected in our OTTI assessment. The results of this scenario are included in "—Critical Accounting Policies and Estimates" in this report.

Mortgage Loans
Mortgage Loans Held for Portfolio
The par value of our mortgage loans held for portfolio consisted of $657.0 million and $724.0 million in conventional mortgage loans and $68.4 million and $75.1 million in government-guaranteed mortgage loans as of June 30, 2014 and December 31, 2013. The portfolio balance decreased for the six months ended June 30, 2014, due to our receipt of $72.0 million in principal payments.
We have not purchased mortgage loans under the Mortgage Purchase Program (MPP) since 2006 and have sold no mortgage loans since 2011. Accordingly, the weighted-average FICO scores and loan-to-value ratios at origination (i.e., values of outstanding mortgage loans as a percentage of appraised values at origination) of the loans in our conventional mortgage loan portfolio are generally stable. As of June 30, 2014 and December 31, 2013, over 96% of our conventional mortgage loans had FICO scores at origination over 660 and over 93% of our conventional mortgage loan portfolio had loan-to-value ratios at origination of less than 80%.
As of June 30, 2014 and December 31, 2013, approximately 77% of our outstanding mortgage loans held for portfolio had been purchased from our former member, Washington Mutual Bank, F.S.B., which was subsequently acquired by JPMorgan Chase Bank, N.A., a nonmember institution.

Credit Risk
The following table provides a summary of the recorded investment in mortgage loans 90 days or more past due and still accruing interest, information on non-accrual loans, and the activity in our allowance for credit losses on mortgage loans held for portfolio as of and for the six months ended June 30, 2014 and 2013.

	As of and for the Six Months Ended June 30,
Past Due and Nonaccrual Mortgage Loan Data	2014	2013
(in thousands)
Total recorded investment in mortgage loans past due 90 days or more and still accruing interest	$8,041	$10,798
Non-accrual loans *	$26,840	$41,061
Allowance for credit losses on mortgage loans - collectively evaluated:
Balance, beginning of year	$934	$2,326
Charge-offs	(34)	(132)
Provision (benefit) for credit losses	357	(29)
Balance, end of period	$1,257	$2,165

*	A mortgage loan is placed in non-accrual status when the contractual principal or interest is 90 days or more past due.
Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, loans in process of foreclosure, and impaired loans. See Note 8 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" of this report for additional information on our mortgage loans that are delinquent or in foreclosure, troubled debt restructurings (TDRs), and our real estate owned (REO) as of June 30, 2014 and December 31, 2013.
With a delinquency rate of 11.6%, our government-guaranteed mortgage loans are exhibiting delinquency rates that are significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio. This is primarily due to the relative impact of individual mortgage delinquencies on the balance of our 802 outstanding government-guaranteed mortgage loans as of June 30, 2014. We rely on Federal Housing Administration insurance, which generally provides a 100% guarantee, to protect against credit losses on this portfolio and consequently, we do not record an allowance for credit losses on these loans. See Notes 8 and 9 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2013 10-K for additional information on our government-guaranteed mortgage loan portfolio.
We conduct a loss reserve analysis of our conventional mortgage loan portfolio on a quarterly basis. As a result of our June 30, 2014 analysis, we determined that the credit enhancement provided by our members in the form of the lender risk account (LRA) and our previously recorded allowance for credit losses was not sufficient to absorb the expected credit losses on our conventional mortgage loan portfolio. Accordingly, we recorded a provision for credit losses of $121,000 and $357,000 for the three and six months ended June 30, 2014. We recorded a provision for credit losses of $12,000 and a benefit of $29,000 for the three and six months ended June 30, 2013. Our allowance for credit losses for mortgage loans collectively evaluated for impairment totaled $1.3 million and $934,000 as of June 30, 2014 and December 31, 2013.
A mortgage loan is reported as a TDR when: (1) we grant concessions that we would not otherwise consider, for legal or economic reasons, and the concession is accepted by the borrower, or (2) when a mortgage loan is discharged in a bankruptcy proceeding and not reaffirmed by the borrower. We individually evaluate our TDRs for impairment when determining our allowance for credit losses and generally remove the credit loss amount from the general allowance for credit losses and record it as a reduction to the carrying value of the impaired mortgage loan. As of June 30, 2014 and December 31, 2013, the recorded investment of mortgage loans classified as TDRs was $16.8 million and $12.6 million. During the second quarter of 2014, we refined our processes for identification of TDRs. As a result, included in this June 30, 2014 recorded investment, are 12 mortgage loans with modification dates prior to the second quarter of 2014 and aggregate recorded investment balances of $2.1 million.
MPF Xtra® Product
On July 1, 2013, we began offering the MPF Xtra product to our members. The MPF Xtra product is offered under the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago. (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago). The MPF Xtra product provides participating Seattle

Bank members an alternative for selling mortgage loans into the secondary market. When using the MPF Xtra product, mortgage loans from participating members (i.e., participating financial institutions, or PFIs) are first sold to the FHLBank of Chicago, which, acting as a loan aggregator, concurrently sells the loans to Fannie Mae. The Seattle Bank never owns or has custody of the mortgage loans. We have a quality control process in place to ensure loans comply with underwriting guidelines, and we monitor our PFIs' financial condition on an ongoing basis. As a result, we believe the likelihood of a loss from the MPF Xtra product is remote and, consequently, we have not recorded any allowance for credit losses for this product.
Through a purchase price adjustment, the FHLBank of Chicago receives a transaction fee for its administrative activities for the loans sold to Fannie Mae and we receive a nominal fee from the FHLBank of Chicago for facilitating the sale of loans by Seattle Bank PFIs through the MPF Xtra product. In first half 2014, transaction fees received from the FHLBank of Chicago were not material.
Derivative Assets and Liabilities
We use derivatives to hedge advances, consolidated obligations, and certain AFS investments, and to manage the overall market risk of the assets and liabilities on our statements of condition. The principal derivatives we use are interest-rate exchange agreements, such as interest-rate swaps, caps, floors, and swaptions. We transact our derivative agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates also buy, sell, and distribute FHLBank consolidated obligations. We enter into derivative transactions with highly regulated financial institutions or broker-dealers (bilateral derivatives) or, for cleared derivatives, with an executing broker and cleared through a futures commission merchant (clearing member) that is a member of a derivatives clearing organization (clearinghouse). We are not a derivatives dealer and do not trade derivatives for profit.
We classify our interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and cash collateral by counterparty under qualifying netting arrangements. Subject to a netting arrangement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair values of derivatives are recorded directly through earnings. As of June 30, 2014 and December 31, 2013, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $48.6 million and $54.5 million and derivative liabilities of $74.1 million and $51.6 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, expirations and terminations of certain outstanding interest-rate exchange agreements, and our entry into new agreements during the first six months of 2014.
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

•
As economic hedges to manage risks in a group of assets or liabilities. For example, we purchase interest-rate caps as insurance for our consolidated obligations to protect against rising interest rates. As interest rates rise, the cost of issuing consolidated obligations increases. When interest rates rise above a pre-defined rate, we will begin to receive payments from our derivatives counterparty, thereby capping the effective cost of issuing the consolidated obligations.

The following table summarizes the notional amounts and fair values of our derivatives, including the effect of qualifying netting arrangements and cash collateral, as of June 30, 2014 and December 31, 2013. Changes in the notional amounts of derivatives generally reflect changes in our use of such instruments to reduce our interest-rate risk and lower our cost of funds.

	As of June 30, 2014		As of December 31, 2013
Derivative Instruments by Product	Notional Amount	Fair Value (Loss) Gain Position Excluding Accrued Interest	Notional Amount	Fair Value (Loss) Gain Position Excluding Accrued Interest
(in thousands)
Advances:
Fair value - existing cash item	$4,278,776	$(115,190)	$4,146,114	$(106,409)
Investments:
Fair value - existing cash item	2,908,339	(31,185)	2,857,277	67,350
Consolidated obligation bonds:
Fair value - existing cash item	11,354,115	30,673	12,315,990	(16,094)
Non-qualifying economic hedges	520,000	230	530,000	(77)
Total	11,874,115	30,903	12,845,990	(16,171)
Consolidated obligation discount notes:
Fair value - existing cash item	—	—	1,499,344	76
Non-qualifying economic hedges	—	—	999,583	57
Balance sheet:
Non-qualifying economic hedges	825,000	150	400,000	3,399
Offsetting positions:
Non-qualifying economic hedges	472,761	(40)	450,000	—
Total notional and fair value	$20,358,991	(115,362)	$23,198,308	(51,698)
Accrued interest at period end		5,172		8,658
Cash collateral held by counterparty - assets		84,680		67,846
Cash collateral held from counterparty - liabilities		—		(21,895)
Net derivative balance		$(25,510)		$2,911

Net derivative asset balance		$48,566		$54,494
Net derivative liability balance		(74,076)		(51,583)
Net derivative balance		$(25,510)		$2,911

The total notional amount of derivatives hedging advances increased by $132.7 million, to $4.3 billion as of June 30, 2014, from $4.1 billion as of December 31, 2013. The total notional amount of derivatives hedging investments of $2.9 billion was substantially unchanged as of June 30, 2014 from December 31, 2013. The total notional amount of derivatives hedging consolidated obligation bonds decreased by $1.0 billion, to $11.4 billion, as of June 30, 2014, from $12.3 billion as of December 31, 2013, primarily due to our increased use of consolidated obligation discount notes, a number of which were not hedged with derivatives, as a result of their relatively more favorable funding costs during this period.
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
We define "maximum counterparty credit risk" on our derivatives to be the estimated cost of replacing derivatives in a net asset position if the counterparty defaults. For this calculation, we assume the related non-cash collateral, if any, has no value. In determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of June 30, 2014 and December 31, 2013, our maximum counterparty credit risk, taking into consideration netting arrangements, was $24.9 million and $30.6 million, including $5.6 million and $7.2 million of net accrued interest receivable. We held no cash collateral from our counterparties as of June 30, 2014. We held $1.9 million of cash collateral from our counterparties for net credit risk exposures of $28.7 million as of December 31, 2013. We held $14.3 million and $16.6 million of securities collateral, consisting of GSE and U.S. Treasury securities, from our counterparties as of June 30, 2014 and December 31, 2013. We do not include the fair value of securities collateral from our counterparties in our derivative asset or liability balances on our statements of condition. Changes in maximum counterparty credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.
Certain of our bilateral derivative agreements include provisions that require us to maintain specified credit ratings from each of the major credit-rating agencies. If our rating were to fall below a specified credit rating, we would be in violation of these provisions, and the counterparties to our bilateral derivative agreements could request immediate and ongoing collateralization on derivatives in net liability positions or early terminate existing positions. The aggregate fair value of our bilateral derivative instruments with credit-risk related contingent features that were in a liability position as of June 30, 2014 was $158.8 million, for which we posted collateral of $84.7 million in the normal course of business. If the Seattle Bank's standalone credit rating had been lowered by one rating level (i.e., from "AA" to "A"), as of June 30, 2014, we would have been required to deliver up to $44.8 million of additional collateral to our derivative counterparties.
The following tables present by credit rating, as applicable, the total notional and credit exposure with those counterparties with which we had credit exposure (i.e., derivatives in a net asset position on our statements of condition) as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
(in thousands)
AA	$485,000	$946	$—	$946
A	2,407,455	23,977	14,252	9,725
Cleared derivatives *	3,602,703	23,643	—	23,643
Total	$6,495,158	$48,566	$14,252	$34,314

	As of December 31, 2013
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
(in thousands)
A	$6,127,013	$28,736	$16,632	$12,104
Cleared derivatives *	5,312,661	25,758	—	25,758
Total	$11,439,674	$54,494	$16,632	$37,862

*	Represents derivative transactions cleared with a clearinghouse. Exposure represents initial and variation margins, changes in fair value, and net interest receivable/payable.
The following table presents our derivative asset and liability positions as of June 30, 2014 by counterparty credit ratings, presented by the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's headquarters (or, as applicable, the domicile of its parent).

	As of June 30, 2014
Derivative Assets and Liabilities by Counterparty Credit Rating	Notional Amount	AA	A	BBB	Cleared Derivatives	Total
(in thousands)
Counterparties in net derivative asset positions:
Domestic	$6,470,158	$946	$23,853	$—	$23,643	$48,442
Total	6,470,158	946	23,853	—	23,643	48,442
U.S. branches and agency offices of foreign commercial banks
Switzerland	25,000	—	124	—	—	124
Total	25,000	—	124		—	124
Total counterparties in net derivative asset positions	$6,495,158	$946	$23,977	$—	$23,643	$48,566

Counterparties in net derivative liability positions:
Domestic	$6,065,831	$—	$19,189	$3,421	$—	$22,610
U.S. subsidiaries of foreign commercial banks	682,671	—	17,434	—	—	17,434
Total	6,748,502	—	36,623	3,421	—	40,044
U.S. branches and agency offices of foreign commercial banks
United Kingdom	4,069,571	—	4,582	—	—	4,582
Germany	2,287,760	—	19,976	—	—	19,976
Switzerland	758,000	—	9,474	—	—	9,474
Total	7,115,331	—	34,032	—	—	34,032
Total counterparties in net derivative liability positions	$13,863,833	$—	$70,655	$3,421	$—	$74,076
Total notional	$20,358,991
We believe that the credit risk on our bilateral and cleared derivative agreements is relatively modest because we transact with counterparties that are of high credit quality and have collateral and netting agreements in place with each counterparty.
Consolidated Obligations and Other Funding Sources
Our principal sources of funding are consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance as our agent and, to a significantly lesser extent, capital stock issuances, deposits, and other borrowings. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations for which we are the primary obligor.

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
The following table summarizes the carrying value of our consolidated obligations by type as of June 30, 2014 and December 31, 2013.

	As of	As of
Carrying Value of Consolidated Obligations	June 30, 2014	December 31, 2013
(in thousands)
Discount notes	$17,220,299	$14,989,009
Bonds	15,893,911	17,413,887
Total	$33,114,210	$32,402,896

The following table summarizes the outstanding balances, weighted-average interest rates, and highest outstanding monthly ending balance on our short-term debt (i.e., consolidated obligations with original maturities of one year or less from issuance date) as of and for the six months ended June 30, 2014 and the year ended December 31, 2013.

	As of June 30, 2014		As of December 31, 2013
	Consolidated Obligations		Consolidated Obligations
Short-Term Debt	Discount Notes	Bonds with Original Maturities of One Year or Less	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$17,221,112	$1,975,000	$14,990,400	$4,440,000
Weighted-average interest rate as of period end	0.04%	0.10%	0.08%	0.14%
Daily average outstanding for the period (par)	$15,661,028	$3,455,359	$16,832,830	$3,421,339
Weighted-average interest rate for the period	0.05%	0.13%	0.07%	0.15%
Highest outstanding balance at any month-end for the period	$17,221,112	$5,190,000	$21,095,990	$5,190,000

Consolidated Obligation Discount Notes
Our outstanding consolidated obligation discount notes increased by 14.9%, to a par amount of $17.2 billion as of June 30, 2014, from a par amount of $15.0 billion as of December 31, 2013. The increase in consolidated obligation discount notes reflected the increase in overnight and short-term investments for the six months ended June 30, 2014, as well as our shift to the use of short-term consolidated obligation discount notes due to their more favorable cost of funds during the period.
Consolidated Obligation Bonds
Outstanding consolidated obligation bonds for which the Seattle Bank was the primary obligor decreased by 9.0% to a par amount of $15.8 billion as of June 30, 2014, from a par amount of $17.3 billion as of December 31, 2013. The decrease in consolidated obligation bonds reflected our increased use of consolidated obligation discount notes to fund our short-term investments during the six months ended June 30, 2014.

The following table summarizes our consolidated obligation bonds by interest-rate type as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014		As of December 31, 2013
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$12,161,920	77.1	$14,456,920	83.4
Step-up *	2,351,705	14.9	1,714,200	9.9
Variable	1,035,000	6.6	925,000	5.3
Capped variable	200,000	1.3	200,000	1.2
Range	20,000	0.1	30,000	0.2
Total par value	$15,768,625	100.0	$17,326,120	100.0

*	The interest rates on step-up consolidated obligation bonds are fixed rates that increase at contractually specified dates.
Fixed interest-rate consolidated obligation bonds decreased by $2.3 billion, to $12.2 billion, as of June 30, 2014, from December 31, 2013, due to our shift from short-term consolidated obligation bonds to consolidated obligation discount notes during the six months ended June 30, 2014. Step-up consolidated obligation bonds increased by $0.6 billion, to $2.4 billion, as of June 30, 2014, from December 31, 2013, due to an increase in investor demand for this type of structure during the six months ended June 30, 2014.
The following table summarizes our outstanding consolidated obligation bonds by year of contractual term-to-maturity as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014		As of December 31, 2013
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$3,681,000	1.12	$6,001,500	1.05
Due after one year through two years	2,679,660	0.96	1,584,660	0.92
Due after two years through three years	1,819,000	0.77	2,318,500	1.03
Due after three years through four years	2,878,650	1.33	1,565,000	1.59
Due after four years through five years	1,408,640	3.41	2,036,650	1.72
Thereafter	3,301,675	2.60	3,819,810	2.90
Total par value	15,768,625	1.61	17,326,120	1.57
Premiums	3,259		3,846
Discounts	(8,787)		(8,940)
Hedging adjustments	130,858		92,841
Fair value option valuation adjustments	(44)		20
Total	$15,893,911		$17,413,887

The weighted-average interest rate on our consolidated obligation bonds increased to 1.61% as of June 30, 2014, from 1.57% as of December 31, 2013, primarily due to a decrease in the balance of the less-than-one-year term-to-maturity category.
Our callable consolidated obligation bonds outstanding increased by $1.2 billion, to $7.3 billion, as of June 30, 2014, compared to December 31, 2013. Callable consolidated obligation bonds as a percentage of total consolidated obligation bonds significantly increased as of June 30, 2014, to 46.0%, compared to 34.9% as of December 31, 2013, reflecting the favorable cost of structured funding and the decline in our overall consolidated obligation bond portfolio, as we shifted to more favorably priced consolidated obligation discount notes to fund our short-term investments during the period.

Other Funding Sources
Member deposits are a source of funds for the Seattle Bank that offers our members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us and, as a result, these balances fluctuate. Deposits increased by $12.5 million, to $422.6 million, as of June 30, 2014, compared to $410.1 million as of December 31, 2013. Demand deposits comprised the largest percentage of deposits, representing 69.6% and 68.2% of deposits as of June 30, 2014 and December 31, 2013. Deposit levels and types of deposits generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.
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
Capital Resources
Our total capital increased by $48.7 million, to $1.2 billion, as of June 30, 2014, from December 31, 2013, primarily due to improvements in the fair values of our AFS investments, including PLMBS previously determined to be other-than-temporarily impaired, and our net income for the six months ended June 30, 2014, partially offset by transfers of capital stock to MRCS.
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A (which we cannot currently issue) and Class B. All of our capital stock is issued, redeemed, repurchased, and transferred between members at $100 per share. Pursuant to our Capital Plan, Class B capital stock satisfies both the membership stock purchase and activity stock purchase requirements, while Class A capital stock satisfies only the activity purchase requirement. Class A capital stock has a six-month statutory redemption period, and Class B capital stock has a five-year statutory redemption period. The following table details our outstanding capital stock as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014		As of December 31, 2013
Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Capital stock classified within equity on the statements of condition	$41,286	$816,713	$45,241	$877,736
Capital stock classified as MRCS within liabilities on the statements of condition	55,330	1,579,887	66,821	1,680,869
Total capital stock	$96,616	$2,396,600	$112,062	$2,558,605

See Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" of this report for additional information on our capital stock, including membership stock purchase and activity stock purchase requirements and the requirements for utilization of our excess stock pool.
In September 2012, the FHFA approved our proposal for an excess capital stock repurchase program and granted us the authority to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share), provided: (1) our financial condition—measured primarily by our MVE-to-PVCS ratio—does not deteriorate; (2) the excess stock repurchases from the bank's shareholders are handled on a pro-rata basis; and (3) we receive FHFA non-objection for each quarter's repurchase. In February 2014, we implemented an additional excess capital stock redemption program, with FHFA non-objection, to redeem up to $75 million per quarter of excess capital stock on which the redemption waiting period has been satisfied.

The Amended Consent Arrangement requires that we request and obtain FHFA non-objection for repurchases and redemptions of capital stock and prescribes the contents of the requests. Under this authority, in the first half of 2014, we repurchased $197.5 million, including repurchases of $47.8 million and redemptions of $149.7 million, of excess capital stock. Since implementing the programs, we have repurchased a total of $342.2 million of excess capital stock. In addition, we also repurchased $3.0 million, including $826,000 in first half of 2014, of excess Class B stock that had been purchased by members on or after October 27, 2010 for activity purposes (which type of repurchase we are not limited in amount.)

In addition, in July 2014, following FHFA non-objection, we announced that we will repurchase up to $100 million of excess capital stock during third quarter 2014. We will repurchase, on a pro rata basis, up to $25 million of excess capital stock from across our shareholder base and redeem up to $75 million of excess capital stock on which the redemption waiting period has been satisfied.
Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to a liability when a member submits a written request for redemption of excess capital stock, formally gives notice of intent to withdraw from membership, or otherwise attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership. Reclassifications are recorded at fair value on the date the written redemption request is received or the effective date of attaining nonmember status. On a quarterly basis, we evaluate the outstanding excess stock balances (i.e., stock not being used to fulfill either membership or activity stock requirements) of members with outstanding redemption requests and adjust the amount of capital stock classified as a liability accordingly.
The following table presents the amount of MRCS by year of scheduled redemption as of June 30, 2014. The year of redemption in the table reflects the later of: (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock.

	As of June 30, 2014
MRCS - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$1,386	$20,049
One year through two years	—	30,388
Two years through three years	—	17,276
Three years through four years	—	429,830
Thereafter	—	214,184
Past contractual redemption date due to remaining activity (1)	221	36,885
Past contractual redemption date due to regulatory action (2)	53,723	831,275
Total	$55,330	$1,579,887

(1)
Represents MRCS that is past the end of the contractual redemption period because there is activity outstanding to which the MRCS relates. Dates assume payments of advances and mortgage loans at final maturity.

(2)	Represents MRCS that is past the end of the contractual redemption period because of FHFA restrictions limiting our ability to redeem capital stock.
The number of shareholders with MRCS decreased to 74 as of June 30, 2014, from 80 as of December 31, 2013. The Class B capital stock in the "MRCS—Redemptions by Date" table above includes $617.8 million and $559.6 million in Class B capital stock held by nonmembers JPMorgan Chase Bank, N.A. and BANA.
In April 2014, our Board approved waiving the redemption cancellation fee for members submitting a request to cancel outstanding stock redemption requests prior to June 30, 2014. During second quarter 2014, six members cancelled redemption requests for an aggregate $5.1 million ($4.8 million of which was classified as MRCS) of capital stock.
Dividends and Retained Earnings
In general, our retained earnings represent our accumulated net income after the payment of dividends to our members. We reported retained earnings of $312.1 million as of June 30, 2014, compared to $287.1 million as of December 31, 2013. The increase in retained earnings was due to our net income for the six months ended June 30, 2014, partially offset by our dividend payments in the first half of 2014.

Dividends
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings, unless otherwise prohibited. In February 2014 and in April 2014, we paid a $0.025 per share cash dividend based on fourth quarter 2013 and first quarter 2014 net income. The dividends were based on average Class A and Class B stock outstanding during the prior quarters. Total dividends paid in the first half of 2014 totaled $1.3 million, of which $460,000 was recorded as dividends on capital stock and $877,000 was recorded as interest expense on MRCS on our statements of income. We declared and paid no dividends on our Class A or Class B capital stock during the first half of 2013.
In addition, on July 16, 2014, our Board declared a $0.025 per share cash dividend, based on second quarter 2014 net income. The dividend, which was paid on July 31, 2014, totaled $644,000, of which $232,000 was recorded as dividends on capital stock and $412,000 was recorded as interest expense on MRCS, and was based on average Class A and Class B stock outstanding during second quarter 2014.
See "—Capital Classification" and "—Consent Arrangements" below and "Part I. Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends" and Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2013 10-K for additional information on dividends and dividend restrictions.
Retained Earnings
We reported retained earnings of $312.1 million as of June 30, 2014, an increase of $25.0 million from $287.1 million as of December 31, 2013, primarily due to our net income for the six months ended June 30, 2014, partially offset by our dividend payments made in 2014.
In accordance with the Joint Capital Enhancement Agreement (Capital Agreement), during the first half of 2014, we allocated $5.1 million of our net income to restricted retained earnings and $20.3 million to unrestricted retained earnings. As of June 30, 2014, our restricted retained earnings balance totaled $56.0 million. See Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for additional detail relating to the Capital Agreement.
Accumulated Other Comprehensive Income (Loss)
Our AOCI improved to a gain of $17.0 million as of June 30, 2014, from a loss of $71.8 million and $112.1 million as of December 31, 2013 and June 30, 2013, primarily due to improvements in market prices of our AFS investments, including those previously determined to be other-than-temporarily impaired. AOCI was also impacted by changes in the fair value of our other AFS securities, non-credit OTTI accretion on HTM securities, and to a significantly lesser extent, pension benefits. See "Part I. Item 1. Statements of Comprehensive Income" and Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for additional detail relating to AOCI for the three and six months ended June 30, 2014 and 2013.
Statutory Capital Requirements
We are subject to three capital requirements under our Capital Plan and FHFA rules and regulations: risk-based capital, total regulatory capital ratio, and leverage capital ratio. We complied with all of these capital requirements as of June 30, 2014 and December 31, 2013.

•
Risk-based capital. We must maintain at all times permanent capital, defined as Class B capital stock (including mandatorily redeemable Class B capital stock) and retained earnings, in an amount at least equal to the sum of our credit-risk, market-risk, and operational-risk capital requirements, all of which are calculated in accordance with the rules and regulations of the FHFA.

•
Regulatory capital-to-assets ratio. We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.0%. In addition, our Board requires us to maintain a minimum regulatory capital-to-assets ratio of 4.05%. Total regulatory capital is the sum of permanent capital (including Class B capital stock, Class B MRCS, and retained earnings), Class A capital stock (including Class A MRCS ), any general loss allowance (if consistent with GAAP and not established for specific assets), and other amounts from sources determined by the FHFA as available to absorb losses.

•
Leverage capital-to-assets ratio. We are required to maintain at all times a leverage capital-to-assets ratio of at least 5.0%. Leverage capital is defined as the sum of: (1) permanent capital weighted by a 1.5 multiplier plus (2) all other capital without a weighting factor.

The following table shows our regulatory capital requirements compared to our actual capital position as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014		As of December 31, 2013
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,305,731	$2,708,661	$1,362,625	$2,845,695
Regulatory capital-to-assets ratio	4.00%	7.68%	4.00%	8.25%
Total regulatory capital *	$1,461,954	$2,805,277	$1,434,813	$2,957,757
Leverage capital-to-assets ratio	5.00%	11.38%	5.00%	12.21%
Leverage capital	$1,827,443	$4,159,608	$1,793,516	$4,380,605

*	Total regulatory capital includes MRCS and excludes AOCI. The FHFA may require us to maintain capital levels in excess of the regulatory minimum.
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
Consent Arrangements
In October 2010, the Seattle Bank entered into the 2010 Consent Arrangement, which set forth certain requirements regarding our financial performance, capital management, asset composition, and other operational and risk management, and placed restrictions on our redemptions and repurchases of capital stock and our payment of dividends. Since 2010, we have developed and implemented numerous plans and policies to address the 2010 Consent Arrangement requirements and remediate associated supervisory concerns, and our financial performance has improved significantly.
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
In December 2013, we submitted our strategic plan to the FHFA identifying the steps we would take to achieve certain CMA asset benchmarks. Key components of our plan include identifying opportunities to increase advances with both existing and new members and developing programs to increase other CMA assets. We expect that the FHFA's approval of this strategic plan (or a subsequent version of the plan) would satisfy the Amended Consent Arrangement requirement related to the growth of our CMA assets. However, on July 31, 2014, the FHFA requested the FHLBanks select executive-level staff from various FHLBanks to serve on a joint FHFA/FHLBank core mission working group whose objective would be to evaluate the CMA of each FHLBank and narrow core mission benchmarks and targets by the end of 2014. We currently are evaluating how this process will affect the requirement related to our CMA assets referenced above and FHFA approval of our strategic plan generally. If we fail to submit a plan acceptable to the FHFA or fall short in the execution of a plan accepted by the FHFA, we could be subject to imposition of additional requirements or conditions by the FHFA, any of which could adversely impact our financial condition and results of operations. The Amended Consent Arrangement will remain in effect until modified or terminated by the FHFA and does not prevent the FHFA from taking any other action affecting the Seattle Bank that, at the sole discretion of the FHFA, it deems appropriate in fulfilling its supervisory responsibilities. See "Part I. Item 1A. "Risk Factors" section of our 2013 10-K for further discussion of the Amended Consent Arrangement.
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
Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans, or other securities that are issued by the U.S. government or its agencies, and securities in which fiduciary and trust funds may invest under the laws of the state in which the FHLBank is located. We were in compliance with this requirement as of June 30, 2014 and December 31, 2013.
Deposit Reserve Requirement
The following table presents the components of the deposit reserve requirement as of June 30, 2014 and December 31, 2013.

	As of	As of
Deposit Reserve Requirement	June 30, 2014	December 31, 2013
(in thousands)
Total eligible deposit reserves	$8,712,521	$11,003,079
Less: Total member deposits	(422,563)	(410,112)
Excess deposit reserves	$8,289,958	$10,592,967

Operational Liquidity Requirement
FHFA regulation also requires us to establish a day-to-day operational liquidity policy, including a methodology for determining our operational liquidity needs and an enumeration of specific types of investments to be held for such liquidity purposes. Unlike contingency liquidity, operational liquidity includes ongoing access to the capital markets. We maintained operational liquidity in accordance with federal laws and regulations and policies established by our Board at all times to date in 2014 and during 2013.
Contingency Liquidity Requirement
Contingency liquidity requirements are intended to ensure that we have sufficient sources of funding to meet our operational requirements when our access to the capital markets, including our ability to issue consolidated obligations, is impeded for a maximum of five business days due to, among other things, a market disruption, operations failure, or problem with the FHLBank System's credit quality. We have satisfied our contingency liquidity requirement if our contingent liquidity sources exceed or are equal to our contingent liquidity needs for a period of five consecutive business days. We met our contingency liquidity requirement at all times to date in 2014 and during 2013.

The following table summarizes our liquidity reserves to protect against contingency liquidity risk as of June 30, 2014.

As of
Contingency Liquidity Reserves	June 30, 2014
(in thousands)
Total contingency liquidity reserves (1)	$19,782,000
Less: Total requirement (2)	(6,595,000)
Excess contingency liquidity reserves	$13,187,000

(1)
Includes cash, overnight federal funds sold, securities purchased under agreements to resell, advances maturing within five days, and certain AFS and HTM securities (discounted by between 5% and 15%, depending on the instrument), and expected mortgage loan principal payments.

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
We complied with all liquidity requirements and operating targets at all times to date in 2014 and during 2013.
See "Part I. Item 1. Business—Liquidity Requirements" and Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2013 10-K, for additional information on liquidity requirements.

Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of June 30, 2014.

	As of June 30, 2014
	Payments Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Contractual obligations:
Consolidated obligation bonds (at par) *	$3,681,000	$4,498,660	$4,287,290	$3,301,675	$15,768,625
MRCS	943,539	47,664	433,520	210,494	1,635,217
Operating leases	1,854	3,534	3,438	8,370	17,196
Pension and post-retirement contributions	3,262	—	—	—	3,262
Total contractual obligations	$4,629,655	$4,549,858	$4,724,248	$3,520,539	$17,424,300
Other commitments:
Standby letters of credit	$436,533	$19,564	$2,025	$—	$458,122
Unused lines of credit and other commitments	—	10,000	—	—	10,000
Commitments to fund additional advances	1,000	—	—	—	1,000
Total other commitments	$437,533	$29,564	$2,025	$—	$469,122

*	Does not include interest payments on consolidated obligation bonds and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

In addition, as of June 30, 2014, we had $1.1 billion in unsettled agreements to issue consolidated obligation bonds, all of which were hedged with interest-rate exchange agreements.
Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013
Net income for the three and six months ended June 30, 2014 was $14.8 million and $25.4 million, compared to $10.4 million and $26.4 million for the same periods in 2013. Net income for the three and six months ended June 30, 2014, compared to the same periods in 2013, was unfavorably impacted by lower net interest income after provision (benefit) for credit losses, higher operating expenses, and higher credit losses on PLMBS determined to be other-than-temporarily impaired during those periods. Net income for the three and six months ended June 30, 2014, compared to the same periods in 2013 was favorably impacted by the one-time write-off of software in the second quarter of 2013 without any similar activity in the first half of 2014, higher net gains on our derivatives and hedging activities, and higher accretion of previously recorded OTTI credit losses due to increased yields on previously impaired PLMBS with significant increases in expected cash flows. The accretion attributable to the increases in expected cash flows, which is recorded in investment income, totaled $5.9 million and $11.6 million for the three and six months ended June 30, 2014, compared to $4.2 million and $8.1 million for the same periods in 2013. See "Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013—Net Interest Income—Interest Income—Investments" for additional information.
Net interest income after provision (benefit) for credit losses for the three and six months ended June 30, 2014 decreased to $33.4 million and $64.9 million, from $34.1 million and $68.7 million for the same periods in 2013, primarily due to lower interest income on mortgage loans held for portfolio and advances, partially offset by increased interest income on investments. The change in interest income on mortgage loans held for portfolio was primarily driven by the continued decline in the average balances outstanding during the three- and six-month periods ended June 30, 2014, as the remaining mortgage loans in the portfolio continued to pay down. The changes in interest income on investments and advances were primarily yield driven.
We recorded net gains of $3.8 million and $2.4 million on our derivatives and hedging activities for the three and six months ended June 30, 2014, compared to a net loss of $601,000 and a net gain of $10,000 in the same periods in 2013. The change was primarily the result of temporary ineffectiveness of our fair value hedges. Other expenses decreased for the three and six months ended June 30, 2014, compared to the same periods in 2013, due to the impact of a one-time $4.0 million write-off of software in the second quarter of 2013. This decrease was partially offset by an increase in compensation and benefits expense and other operating expenses.

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
The sum of our net interest-rate spread and our earnings from capital, when expressed as a percentage of the average balance of interest-earning assets, equals our net interest margin. When we evaluate our net interest income and net interest margin, we exclude the provision (benefit) for credit losses, as this amount is not a component of net interest spread or earnings on capital.
The following table summarizes the average rates of various interest-rate indices for the three and six months ended June 30, 2014 and 2013 that impacted our interest-earning assets and interest-bearing liabilities and such indices' ending rates as of June 30, 2014 and 2013 and December 31, 2013.

	Average Rate for the Three Months Ended		Average Rate for the Six Months Ended		Ending Rate as of
Market Instrument	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	December 31, 2013	June 30, 2013
(in percentages)
Federal funds effective rate	0.09	0.12	0.08	0.13	0.09	0.07	0.07
3-month Treasury bill	0.02	0.04	0.03	0.06	0.02	0.07	0.03
1-month LIBOR	0.15	0.20	0.15	0.20	0.16	0.17	0.19
3-month LIBOR	0.23	0.28	0.23	0.28	0.23	0.25	0.27
2-year U.S. Treasury note	0.40	0.26	0.38	0.26	0.46	0.38	0.36
5-year U.S. Treasury note	1.65	0.90	1.62	0.86	1.63	1.74	1.39
10-year U.S. Treasury note	2.61	1.97	2.68	1.95	2.53	3.03	2.49

The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2014 and 2013. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Three Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$9,918,310	$17,362	0.70	$10,605,027	$19,387	0.73
Mortgage loans	743,020	9,995	5.40	949,986	12,723	5.37
Investments *	25,506,105	41,192	0.65	25,545,525	38,184	0.60
Other interest-earning assets	65,798	10	0.06	59,060	18	0.12
Total interest-earning assets	36,233,233	68,559	0.76	37,159,598	70,312	0.76
Other assets *	126,364			137,564
Total assets	$36,359,597			$37,297,162
Interest-bearing liabilities:
Consolidated obligations	$32,781,239	34,531	0.42	$33,491,614	36,199	0.43
Deposits	392,010	31	0.03	439,642	33	0.03
MRCS	1,650,095	436	0.11	1,807,730	—	—
Other borrowings	108	—	0.08	260	—	0.10
Total interest-bearing liabilities	34,823,452	34,998	0.40	35,739,246	36,232	0.41
Other liabilities	306,159			456,367
Capital	1,229,986			1,101,549
Total liabilities and capital	$36,359,597			$37,297,162
Net interest income		$33,561			$34,080

Interest-rate spread		$30,894	0.36		$31,392	0.35
Earnings from capital		2,667	0.01		2,688	0.02
Net interest margin		$33,561	0.37		$34,080	0.37

	For the Six Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$10,240,761	$33,634	0.66	$9,917,132	$36,542	0.74
Mortgage loans	761,435	20,259	5.37	984,596	26,023	5.33
Investments *	25,504,070	83,012	0.66	25,554,122	78,674	0.62
Other interest-earning assets	63,353	17	0.05	47,258	31	0.13
Total interest-earning assets	36,569,619	136,922	0.76	36,503,108	141,270	0.78
Other assets *	128,351			88,334
Total assets	$36,697,970			$36,591,442
Interest-bearing liabilities:
Consolidated obligations	$33,106,669	70,717	0.43	$32,814,224	72,534	0.45
Deposits	393,332	61	0.03	467,001	77	0.03
MRCS	1,696,393	877	0.10	1,498,777	—	—
Other borrowings	112	—	0.07	191	—	0.12
Total interest-bearing liabilities	35,196,506	71,655	0.41	34,780,193	72,611	0.42
Other liabilities	299,261			445,921
Capital	1,202,203			1,365,328
Total liabilities and capital	$36,697,970			$36,591,442
Net interest income		$65,267			$68,659

Interest-rate spread		$60,126	0.35		$61,991	0.36
Earnings from capital		5,141	0.01		6,668	0.02
Net interest margin		$65,267	0.36		$68,659	0.38

*
Investments include securities purchased under agreements to resell, federal funds sold, and HTM and AFS securities. The average balances of HTM and AFS securities are reflected at amortized cost; therefore, the resulting yields do not include changes in fair value or the non-credit component of a previously recognized OTTI charge reflected in AOCI. The changes in fair value and the non-credit component of a previously recognized OTTI charge reflected in AOCI are included in other assets in the table above.

For the three and six months ended June 30, 2014, our average assets decreased by $937.6 million and increased by $106.5 million, compared to the same periods in 2013. Average advances decreased by $686.7 million and increased by $323.6 million for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to new advance activity in the first half of 2013, offset by the maturity of $750.0 million in BANA advances in March 2014. For the three and six months ended June 30, 2014, compared to the same periods in 2013, the average yield on our interest earning assets remained unchanged and declined by 2 basis points, while the average cost of our interest-bearing liabilities decreased by 1 basis point. These changes were the reasons for the increase of 1 basis point and decrease of 1 basis point in our interest-rate spread to 36 and 35 basis points, for the three and six months ended June 30, 2014, compared to the same periods in 2013, and were primarily due to generally lower yields on advances and a lower average balance of mortgage loans, which have higher yields, offset by increased yields on investments.
Earnings from capital were flat at $2.7 million and declined by $1.5 million to $5.1 million, for the three and six months ended June 30, 2014, compared to the same periods in 2013. The decline for the six-month period was primarily due to our repurchases of capital stock since September 2012, which reduced the average amount of capital available for investment, and to lower yields on our short-term investments in second quarter 2014, which declined by 4 and 5 basis points, to 0.10%, for the three and six months ended June 30, 2014, compared to the same periods in 2013.
The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014 vs. 2013 Increase (Decrease)			2014 vs. 2013 Increase (Decrease)
Changes in Volume and Rate	Volume *	Rate *	Total	Volume *	Rate *	Total
(in thousands)
Interest income:
Advances	$(1,223)	$(802)	$(2,025)	$1,162	$(4,070)	$(2,908)
Investments	(173)	3,181	3,008	(154)	4,492	4,338
Mortgage loans	(2,893)	165	(2,728)	(5,936)	172	(5,764)
Other loans	5	(13)	(8)	8	(22)	(14)
Total interest income	(4,284)	2,531	(1,753)	(4,920)	572	(4,348)
Interest expense:
Consolidated obligations	(759)	(909)	(1,668)	642	(2,459)	(1,817)
Deposits	(6)	4	(2)	(11)	(5)	(16)
MRCS	—	436	436	—	877	877
Total interest expense	(765)	(469)	(1,234)	631	(1,587)	(956)
Change in net interest income excluding provision (benefit) for credit losses	$(3,519)	$3,000	$(519)	$(5,551)	$2,159	$(3,392)

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Interest income decreased for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to lower interest income on mortgage loans and advances, which was partially offset by higher interest income on investments. These changes are discussed in more detail below.

Interest Income
The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the three and six months ended June 30, 2014, from the same periods in 2013.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Interest Income	2014	2013	Percent Increase/ (Decrease)	2014	2013	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$15,894	$17,871	(11.1)	$32,145	$34,862	(7.8)
Prepayment fees on advances, net	1,468	1,516	(3.2)	1,489	1,680	(11.4)
Subtotal	17,362	19,387	(10.4)	33,634	36,542	(8.0)
Investments	41,192	38,184	7.9	83,012	78,674	5.5
Mortgage loans	9,995	12,723	(21.4)	20,259	26,023	(22.1)
Interest-bearing deposits and other	10	18	(44.4)	17	31	(45.2)
Total interest income	$68,559	$70,312	(2.5)	$136,922	$141,270	(3.1)

Interest income decreased for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to significant decreases in average yields on advances and average balances of mortgage loans, partially offset by increases in the average yields on investments.
Advances
Interest income from advances decreased by 10.4% and 8.0% for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to a decrease in average yields, and for the three months ended June 30, 2014, changes in the average balances on advances. Our average advances balance decreased by 6.5% and increased by 3.3%, to $9.9 billion and $10.2 billion, for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to the effect of advance activity in early 2013 from former member Bank of America Oregon, N.A. and an increase in advances to our members in the second quarter of 2014, partially offset by the maturity of advances with BANA in the first quarter of 2014. The average yield on advances, including prepayment fees on advances, decreased by 3 and 8 basis points, to 0.70% and 0.66%, for the three and six months ended June 30, 2014, compared to the same periods in 2013.
The average yield on advances, excluding prepayment fees, for the three and six months ended June 30, 2014 was 0.64% and 0.63%, compared to 0.68% and 0.71% for the same periods in 2013.
Prepayment Fees on Advances
For the three and six months ended June 30, 2014, we recorded net prepayment fee income of $1.5 million, compared to $1.5 million and $1.7 million for the same periods in 2013. Borrowers prepaid advances totaling $32.2 million and $41.6 million for the three and six months ended June 30, 2014, compared to $117.7 million and $139.2 million for the same periods in 2013. Prepayment fees on hedged advances were partially offset by fair value basis adjustments related to hedging activities, and unamortized premiums, deferred fees, and other adjustments. See Note 6 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for additional detail on gross and net prepayment fees.
Investments
Interest income from investments, which includes short-term investments and AFS and HTM investments, increased by 7.9% and 5.5% for the three and six months ended June 30, 2014, compared to the same periods in 2013. Average investments decreased by $39.4 million and $50.1 million, to $25.5 billion, for the three and six months ended June 30, 2014, compared to the same periods in 2013, but the average yield on investments increased by 5 and 4 basis points, to 0.65% and 0.66%, between those periods, primarily due to the accretion of previously recorded OTTI credit losses due to increased yields on previously impaired PLMBS with significant increases in expected cash flows.
As part of our quarterly OTTI assessment, we analyze the expected cash flows of previously impaired PLMBS securities with no additional OTTI credit losses. If there is a significant increase in the expected cash flows of such a security, we adjust the yield on the security on a prospective basis. This adjusted yield is used to calculate the amount to be recognized into interest income over the remaining life of the PLMBS in order to match the amount and timing of future cash flows expected to be collected. As shown in the table below, we have adjusted a number of securities' yields in order to recognize the effect of favorable expected future cash flows and this recovery has become a material component in our investment interest income in recent periods. As of June 30, 2014, the amortized cost of our PLMBS included $361.2 million of OTTI credit losses, of which $111.1 million of unaccreted discount will be accreted back to investment interest income on a level-yield basis due to adjustments to yields resulting from significant improvements in the cash flows of the securities.
The following table provides additional details about the components of investment interest income for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Components of Investment Interest Income	2014	2013	2014	2013
(in thousands)
Non-MBS	$13,415	$10,201	$27,370	$23,339
MBS:
GSE and other U.S. agency	17,498	18,362	35,778	35,571
PLMBS:
Coupon and purchase premium amortization/discount accretion	4,371	5,435	8,256	11,626
Amount of net OTTI credit losses accreted during the period *	5,908	4,186	11,608	8,138
Total PLMBS	10,279	9,621	19,864	19,764
Total MBS	27,777	27,983	55,642	55,335
Total investment interest income	$41,192	$38,184	$83,012	$78,674

*
Net OTTI credit losses accreted during the period include accretion related to increases in yields due to significantly improved expected cash flows and OTTI credit loss present value accretion of $359,000 and $718,000 for the three and six months ended June 30, 2014 and $412,000 and $851,000 for the three and six months ended June 30, 2013.

Mortgage Loans
Interest income from mortgage loans held for portfolio decreased by 21.4% and 22.1% for the three and six months ended June 30, 2014, compared to the same periods in 2013. The decreases were primarily due to the effect of continuing repayments of principal on the average balance of mortgage loans held for portfolio. The average balance of our mortgage loans held for portfolio decreased by $207.0 million and $223.2 million, to $743.0 million and $761.4 million, for the three and six months ended June 30, 2014, compared to the same periods in 2013. The yield on our mortgage loans held for portfolio increased by 3 and 4 basis points, to 5.40% and 5.37%, for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to the recognition of unamortized premiums and unaccreted discounts due to mortgage loan repayments.
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our June 30, 2014 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses was insufficient to absorb the expected credit losses on our mortgage loan portfolio. Accordingly, for the three and six months ended June 30, 2014, we recorded a provision for credit losses of $121,000 and $357,000. We recorded a provision for credit losses of $12,000 and a benefit of $29,000 for the three and six months ended June 30, 2013.

Interest Expense
The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three and six months ended June 30, 2014 from the same periods in 2013.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Interest Expense	2014	2013	Percent Increase/ (Decrease)	2014	2013	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligation discount notes	$2,148	$3,211	(33.1)	$4,495	$7,713	(41.7)
Consolidated obligation bonds	32,383	32,988	(1.8)	66,222	64,821	2.2
Deposits	31	33	(6.1)	61	77	(20.8)
MRCS	436	—	100.0	877	—	100.0
Total interest expense	$34,998	$36,232	(3.4)	$71,655	$72,611	(1.3)

Consolidated Obligations
When we require funding with maturity terms of one year or less, we generally select the type of consolidated obligation based on whichever instrument — discount note or bond, sometimes paired with an accompanying derivative — that is most beneficial to the bank. Costs by type of instrument vary, depending on market conditions, including investor demand and availability of competing products. Our strategy can result in significant changes in the average balances of our consolidated obligation bonds and discount notes over relatively short periods, particularly when large percentages of our assets and liabilities have terms to maturity of one year or less.
Consolidated Obligation Discount Notes
Interest expense on consolidated obligation discount notes decreased by 33.1% and 41.7% for the three and six months ended June 30, 2014, compared to the same periods in 2013. These decreases in interest expense on consolidated obligation discount notes were primarily due to significantly lower average balances and lower cost of funds for the three and six months ended June 30, 2014, compared to the same periods in 2013. The average balance of our consolidated obligation discount notes decreased by $470.3 million and $2.5 billion, to $15.9 billion and $15.7 billion, and the average cost of funds on these notes decreased by 3 basis points, to 0.05% and 0.06%, during the three and six months ended June 30, 2014, compared to the same periods in 2013.
Consolidated Obligation Bonds
Interest expense on consolidated obligation bonds decreased by 1.8% and increased by 2.2% for the three and six months ended June 30, 2014, compared to the same periods in 2013. The average balance of our consolidated obligation bonds decreased by $240.1 million and increased by $2.8 billion, to $16.8 billion and $17.4 billion, and the average cost of funds remained unchanged and decreased 12 basis points, to 0.77%, during the three and six months ended June 30, 2014, compared to the same periods in 2013.
Deposits
Interest expense on deposits decreased by 6.1% and 20.8%, to $31,000 and $61,000, for the three and six months ended June 30, 2014, compared to the same periods in 2013. The decreases were due to a decline in the average balance of deposits of $47.6 million and $73.7 million, to $392.0 million and $393.3 million, and the average interest rates paid on deposits for the three and six months ended June 30, 2014 were flat at 0.03% from the same periods in 2013. Deposit levels generally vary based on our members' liquidity levels and market conditions, as well as the interest rates we pay on our deposits.
Mandatorily Redeemable Capital Stock
Dividends on MRCS, which are recorded as interest expense, totaled $436,000 and $877,000 for the three and six months ended June 30, 2014. We paid no such dividends on MRCS for the three and six months ended June 30, 2013.

Effect of Derivatives and Hedging on Income
We use derivatives to manage our exposure to changes in interest rates and to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions and financial management strategies. We often use derivatives to hedge fixed interest-rate advances and consolidated obligations by effectively converting the fixed interest rates to short-term variable interest rates (generally one- or three-month LIBOR). For example, when we fund a variable interest-rate advance with a fixed interest-rate consolidated obligation, we may enter into an interest-rate exchange agreement that effectively converts the fixed interest-rate consolidated obligation to a variable interest rate and locks in the spread between the consolidated obligation and the advance. In this example, net gain (loss) on derivatives and hedging activities would reflect only the impact on interest expense as a result of the hedging of the consolidated obligation and would exclude the impact of the changes on interest income as a result of interest-rate changes on the variable interest-rate advance because the advance is not hedged. To the extent that we hedge our interest-rate risk on such transactions, only the hedged side of the transaction is reflected in net gain on derivatives and hedging activities.
The following table presents the total effect of derivatives and hedging on our net income for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Effect of Derivatives and Hedging Activities	2014	2013	2014	2013
(in thousands)
Total effect on net interest income *	$919	$12,504	$126	$24,226
Net gains (losses) on derivatives and hedging activities	3,843	(601)	2,409	10
Net effect on net income	$4,762	$11,903	$2,535	$24,236

*	Includes periodic net interest settlements on derivatives designated in a hedging relationship and amortization of hedging adjustments.
The total effect on income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances, (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates, and (3) converting fixed interest rates on AFS investments to variable interest rates. See Note 9 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for income and expense impacts by hedged item type for the three and six months ended June 30, 2014 and 2013, "—Financial Condition as of June 30, 2014 and December 31, 2013—Derivative Assets and Liabilities," and "—Other Income (Loss)" below for additional information on our outstanding derivatives.
Other Income (Loss)
Other income (loss) includes the credit portion of OTTI loss, net gain (loss) on financial instruments held under fair value option, net realized gain on sale of AFS securities, net gain (loss) on derivatives and hedging activities, net realized loss on early extinguishment of consolidated obligations, and other miscellaneous income (including service fees) not included in net interest income. Because of the type of financial activity reported in this category, other income (loss) can be volatile from period to period. For instance, net gain (loss) on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves, and the credit portion of OTTI loss is highly dependent upon the performance of collateral underlying our PLMBS as well as our OTTI modeling assumptions.

The following table presents the components of our other income (loss) and the percentage change for the three and six months ended June 30, 2014 from the same periods in 2013.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Other Income (Loss)	2014	2013	Percent Increase/(Decrease)	2014	2013	Percent Increase/(Decrease)
(in thousands, except percentages)
Net OTTI loss, credit portion	$(1,626)	$—	100.0	$(1,629)	$(342)	376.3
Net gain (loss) on financial instruments held under fair value option	44	(158)	127.8	(46)	(580)	92.1
Net realized gain on sale of AFS securities	—	—	N/A	—	903	(100.0)
Net gain (loss) on derivatives and hedging activities	3,843	(601)	739.4	2,409	10	23,990.0
Net realized loss on early extinguishment of consolidated obligations	(276)	(276)	—	(213)	(575)	(63.0)
Other, net	776	339	128.9	1,575	590	166.9
Total other income (loss)	$2,761	$(696)	496.7	$2,096	$6	34,833.3

Total other income (loss) increased by $3.5 million and $2.1 million for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to an increase in net gains of $4.4 million and $2.4 million on derivatives and hedging activities, partially offset by an increase of $1.6 million and $1.3 million in credit-related OTTI losses and a decrease of $903,000 in net realized gain on sale of AFS securities in the first quarter of 2013. The increase in other, net for the three months ended June 30, 2014 is primarily due the release of the remaining contingency reserve established during the sale of a portion of our MPP portfolio in 2011. The increase in other, net for the six months ended June 30, 2014 is primarily due to the release of the contingency reserve and favorable changes in gains (losses) on REO properties, by $23,000 and $430,000 for the three and six months ended June 30, 2014, compared to the same periods in 2013.
Credit Portion of OTTI Loss
We recorded $1.6 million of additional credit losses on our PLMBS for the three and six months ended June 30, 2014, compared to $342,000 of such credit losses for the six months ended June 30, 2013. No additional credit losses on PLMBS were recorded for the three months ended June 30, 2013. See “—Financial Condition as of June 30, 2014 and December 31, 2013—Investments," "—Critical Accounting Policies and Estimates—OTTI of Securities," and Note 5 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information regarding our other-than-temporarily impaired securities.
Net Gain (Loss) on Financial Instruments Held Under Fair Value Option
For the three and six months ended June 30, 2014, we recorded net gain of $44,000 and net loss of $46,000 on our consolidated obligation bonds and discount notes on which we elected the fair value option, compared to a net loss of $158,000 and $580,000 for the same periods in 2013.
Net Realized Gain on Sale of AFS Securities
During the six months ended June 30, 2013, we sold one AFS security. The proceeds of the sale were $41.8 million and resulted in a net gain of $903,000. We sold no AFS securities during the six months ended June 30, 2014.

Net Gain (Loss) on Derivatives and Hedging Activities
For the three and six months ended June 30, 2014, we recorded increases of $4.4 million and $2.4 million in our net gain (loss) on derivatives and hedging activities, compared to the same periods in 2013. The following table presents the components of net gain (loss) on derivatives and hedging activities for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Gain (Loss) on Derivatives and Hedging Activities	2014	2013	2014	2013
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$2,142	$(1,671)	$1,235	$(1,398)
Total net gain (loss) related to fair value hedge ineffectiveness	2,142	(1,671)	1,235	(1,398)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	2,160	136	2,071	507
Interest-rate swaptions	(1,455)	918	(2,616)	918
Net interest settlements	812	16	1,731	(17)
Offsetting transactions:
Interest-rate swaps	184	—	(12)	—
Total net gain (loss) related to derivatives not designated as hedging instruments	1,701	1,070	1,174	1,408
Net gain (loss) on derivatives and hedging activities	$3,843	$(601)	$2,409	$10

The increase in the net gain (loss) on derivatives and hedging activities for the three and six months ended June 30, 2014, compared to the same periods in 2013, was primarily the result of temporary ineffectiveness of the bank's fair value hedges.
See “—Effect of Derivatives and Hedging on Income," "Financial Condition—Derivative Assets and Liabilities,” and Note 9 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information.
Net Realized Loss on Early Extinguishment of Consolidated Obligations
From time to time, we early extinguish consolidated obligations by exercising our rights to call consolidated obligations or by reacquiring such consolidated obligations on the open market. We early extinguish debt primarily to economically reduce the relative cost of our consolidated obligation debt in future periods, particularly when the future yield of the replacement debt is expected to be lower than the yield for the extinguished debt. Net realized loss on early extinguishment of consolidated obligations of $276,000 for the three months ended June 30, 2014, was unchanged compared to the same period in 2013. Net realized loss on early extinguishment of consolidated obligations decreased by $362,000 to $213,000, for the six months ended June 30, 2014, compared to the same period in 2013.
We continue to review our consolidated obligations portfolio for opportunities to call or otherwise extinguish debt, lower our interest expense, or better match the duration of our liabilities to that of our assets.

Other Expense
Other expense includes operating expenses, FHFA and Office of Finance assessments, and other miscellaneous expenses. The following table presents the components of our other expense and the percentage changes for the three and six months ended June 30, 2014 from three and six months ended June 30, 2013.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Other Expense	2014	2013	Percent Increase/(Decrease)	2014	2013	Percent Increase/(Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$8,677	$7,521	15.4	$17,981	$15,069	19.3
Occupancy cost	1,406	1,725	(18.5)	2,915	3,656	(20.3)
Other operating	8,424	7,320	15.1	15,086	13,795	9.4
FHFA	584	527	10.8	1,363	1,394	(2.2)
Office of Finance	634	597	6.2	1,229	1,276	(3.7)
Loss on software write-off	—	4,027	(100.0)	—	4,027	(100.0)
Other	39	80	(51.3)	78	141	(44.7)
Total other expense	$19,764	$21,797	(9.3)	$38,652	$39,358	(1.8)

Total other expense decreased by $2.0 million and $706,000, to $19.8 million and $38.7 million, for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to the impact of a one-time $4.0 million write-off of software in the second quarter of 2013 without any similar activity in the first half of 2014, and lower occupancy cost, partially offset by higher compensation and benefits expense and other operating expense. Compensation and benefits increased by $1.2 million and $2.9 million for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to additional compensation and benefits expense related to employees hired in 2013 and costs relating to the bank's incentive compensation accruals as a result of higher-than-estimated 2013 performance award payments. Occupancy cost in the first half of 2013 was temporarily higher due to expenses related to the relocation of the bank's headquarters in second quarter 2013.
FHFA and Office of Finance expenses represent costs allocated to us by those entities calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding compared to the FHLBank System as a whole.
Assessments
Our assessments for AHP are calculated as 10% of our net earnings before assessments and dividends recorded as interest expense. We recorded $1.7 million and $2.9 million of AHP assessments for the three and six months ended June 30, 2014, compared to $1.2 million and $2.9 million for the same periods in 2013.

Critical Accounting Policies and Estimates
Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. We base our estimates on historical experience and on other factors believed to be reasonable given the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Our significant accounting policies are summarized in “Part II. Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates” included in our 2013 10-K. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include determination of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization and accretion of mortgage-related premiums and discounts, and determination of allowances for credit losses. With the exception of changes in the significant inputs used to measure credit losses on our PLMBS determined to be other-than-temporarily impaired for the three months ended June 30, 2014, as discussed below, there were no significant changes to our critical accounting policies or to the judgments, assumptions, and estimates, as described in our 2013 10-K, during the six months ended June 30, 2014.

Determination of OTTI of Securities
The following table presents a summary of the significant inputs used to evaluate our PLMBS for OTTI for the three months ended June 30, 2014, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown. We had three securities determined to be further impaired during the three months ended June 30, 2014, and recorded $1.6 million of additional credit losses during that period. The additional OTTI credit losses recorded in the second quarter of 2014 were attributable, in part, to changes in mortgage servicer practices, as decreases in advanced principal and interest from servicers on delinquent loans have reduced current payments on the securities causing reductions in projected cash flow.

	Significant Inputs Used to Measure Credit Losses on PLMBS For the Three Months Ended June 30, 2014			As of June 30, 2014
	Cumulative Voluntary Prepayment Rates *	Cumulative Default Rates *	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average			Weighted Average
(in percentages)
Prime:
2008	14.4	14.2	35.4	21.4
2005	9.6	17.3	32.2	24.1
2004 and prior	15.2	3.7	31.3	12.8
Total prime	14.3	8.6	32.7	16.9
Alt-A:
2008	11.7	25.4	38.9	26.0
2007	6.4	46.3	43.7	16.0
2006	5.2	50.0	43.4	14.6
2005	7.3	31.8	40.3	23.5
2004 and prior	10.0	9.3	31.0	18.8
Total Alt-A	6.9	42.9	42.6	17.7
Total PLMBS	7.7	39.5	41.6	17.6

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

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

The following table represents the impact to credit-related OTTI for the three months ended June 30, 2014 for the more stressful housing price scenario described above, which assumes delayed recovery of the housing price index (HPI), compared to credit-related OTTI recorded using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	For the Three Months Ended June 30, 2014
	Actual Results - Base-Case HPI Scenario			Adverse HPI Scenario Results
PLMBS	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q2 2014 OTTI Credit Loss	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q2 2014 OTTI Credit Loss
(in thousands, except number of securities)
Alt-A *	3	$116,925	$(1,626)	4	$131,462	$(3,983)

*	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

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
As part of our quarterly OTTI assessment, we also identify previously impaired securities with no additional OTTI credit losses in the quarter. If there is a significant increase in a security's expected cash flows, we adjust the yield on the security on a prospective basis. This adjusted yield is used to calculate the amount to be recognized into interest income over the remaining life of the security in order to match the amount and timing of future cash flows expected to be collected. As of June 30, 2014, the balance of the credit loss component of our PLMBS determined to be other-than-temporarily impaired was $361.2 million. Based on our second quarter 2014 OTTI analysis, the portion of this balance that will be accreted to interest income over the remaining lives of the PLMBS is $111.1 million. See Note 5 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for additional information on changes in the balance of the credit loss components on our PLMBS.
Recently Issued and Adopted Accounting Guidance
See Note 2 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for a discussion of recently issued and adopted accounting guidance.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
The Seattle Bank is exposed to market risk, typically interest-rate risk, because our business model results in our holding large amounts of interest-earning assets and interest-bearing liabilities, at various interest rates and for varying periods.
Interest-rate risk is the risk that the total market value of our assets, liabilities, and derivatives will decline or that net interest margin will be significantly affected as a result of changes in interest rates. Interest-rate risk can result from a variety of factors, including repricing risk, yield-curve risk, basis risk, and option risk.

•	Repricing risk occurs when assets and liabilities reprice at different times, which can produce changes in our net interest margin and market values.

•
Yield-curve risk is the risk that changes in the shape or level of the yield curve will affect our net interest margin and the market values of our assets and liabilities differently because a liability used to fund an asset may be short-term while the asset is long-term, or vice versa.

•
Basis risk results from assets we purchase and liabilities we incur having different interest-rate markets. For example, the LIBOR interbank swap market influences many asset and derivative interest rates, while the agency debt market influences the interest rates on our consolidated obligations.

•
Option risk results from the fact that we have purchased and sold options either directly through derivative contracts or indirectly by having options embedded within financial assets and liabilities. Option risk arises from the differences between the option to be exercised and incentives to exercise those options. The mismatch in the option terms, exercise incentives, and market conditions that influence the value of the options can affect our net interest margin and our market values.

Through our market-risk management practices, we attempt to manage the impact of interest rate changes on our net interest margin and market value over a wide variety of interest-rate environments. Our general approach to managing market risk is to maintain a portfolio of assets, liabilities, and derivatives that limits our exposure to adverse changes in our market value and in our net interest margin. We use derivatives to hedge market risk exposures and to lower our cost of funds. The derivatives that we employ comply with FHFA regulations and are not used for purposes of speculating on interest rates.
Measurement of Market Risk
We monitor and manage our market risk on a daily basis through a variety of measures. Our Board oversees our risk management policy through four primary risk measures that assist us in monitoring and managing our market risk exposures: effective duration of equity, effective key-rate-duration-of-equity mismatch, effective convexity of equity, and market value-of-equity sensitivity. These policy measures are described below. We manage our market risk using the policy limits set for each of these measures. For market-risk measurement purposes, we consider MRCS to be a component of equity.
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
Effective Key-Rate-Duration-of-Equity Mismatch
Effective key-rate-duration-of-equity disaggregates effective duration of equity into various points on the yield curve to allow us to measure and manage our exposure to changes in the shape of the yield curve. Effective key-rate-duration-of-equity mismatch is the difference between the maximum and minimum effective key-rate-duration-of-equity measures.
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
The following table summarizes our total statements of condition risk measures as of June 30, 2014 and December 31, 2013.

	As of	As of
Primary Risk Measures	June 30, 2014	December 31, 2013
Effective duration of equity	(1.44)	0.03
Effective convexity of equity	(4.98)	(3.24)
Effective key-rate-duration-of-equity mismatch	0.93	1.09
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(0.21)%	(1.25)%
- 100 basis point shock scenario	(2.27)%	(1.34)%
+ 200 basis point shock scenario	(1.49)%	(3.67)%
- 200 basis point shock scenario	(3.88)%	(3.66)%
+ 250 basis point shock scenario	(2.43)%	(5.16)%
- 250 basis point shock scenario	(4.44)%	(4.43)%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of June 30, 2014, the effective duration of equity reflected the change in interest rates and the increase in projected prepayment speed of our mortgage assets compared to those of December 31, 2013. The change in the effective convexity of equity as of June 30, 2014 from December 31, 2013 was primarily caused by the change in the convexity profile of our consolidated obligations, partially offset by the change in convexity of the derivatives hedging the consolidated obligations. Effective key-rate-duration-of-equity mismatch decreased slightly as of June 30, 2014 from December 31, 2013, primarily due to the changes in the composition of our statements of condition.
The estimated change in our market value-of-equity sensitivity resulting from the plus and minus 100-, 200-, and 250-basis point changes in interest rates between December 31, 2013 and June 30, 2014 was the result of our hedging activity to reduce exposure to rising interest rates.
To isolate the effects of credit/liquidity associated with a portion of our PLMBS, we disaggregate our assets, liabilities, and interest-rate exchange agreements into: (1) a credit/liquidity portfolio and (2) a risk management portfolio. The credit/liquidity portfolio contains our PLMBS collateralized by Alt-A mortgage loans along with the liabilities funding those PLMBS and any associated derivatives as well as the credit basis difference in the risk management portfolio. The risk management portfolio contains our remaining operations, primarily consisting of our advances, short-term investments, mortgage loans held for portfolio, and mortgage-backed investments not collateralized by Alt-A mortgage loans, along with the funding and hedges associated with these assets (after removing the credit basis difference associated with the consolidated obligations and interest-rate exchange agreements in hedging relationships). This disaggregation allows us to more accurately measure and manage interest-rate risk in the risk management portfolio. Similarly, the credit/liquidity portfolio, after inclusion of the credit basis difference, allows even more accurate identification of the credit/liquidity effects of this portfolio on our market-risk measures and our market value leverage ratio. We believe that this segregation provides greater transparency, a more granular assessment of market risk, and a means to more effectively manage our market risks.
Our risk management policy limits apply only to the risk management portfolio risk measures. We were in compliance with these risk management policy limits as of June 30, 2014 and December 31, 2013. The following table summarizes the portfolio's risk measures and respective limits as of June 30, 2014 and December 31, 2013.

	As of	As of	Risk Measure
Risk Management Portfolio Risk Measures and Limits	June 30, 2014	December 31, 2013	Limit
Effective duration of equity	(0.20)	1.02	+/-4.00
Effective convexity of equity	(1.59)	(0.49)	-5.00
Effective key-rate-duration-of-equity mismatch	0.96	1.09	+4.00
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(0.67)%	(1.57)%	-4.00%
- 100 basis point shock scenario	(0.80)%	1.01%	-4.00%
+ 200 basis point shock scenario	(1.81)%	(3.71)%	-8.00%
- 200 basis point shock scenario	(2.26)%	(0.19)%	-8.00%
+ 250 basis point shock scenario	(2.52)%	(4.90)%	-10.00%
- 250 basis point shock scenario	(2.83)%	(0.85)%	-10.00%
The changes in the effective duration of equity, effective convexity of equity, effective key-rate-duration-of-equity mismatch, and estimated changes in our market value-of-equity sensitivity resulting from the plus and minus 100-, 200-, and 250-basis point changes in interest rates of our interest-rate risk management portfolio as of June 30, 2014 from that as of December 31, 2013 primarily reflect changes in interest rates and economic hedging activity during the first half of 2014.
Instruments that Address Market Risk
Consistent with FHFA regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, and swaptions, only to reduce the interest-rate exposure inherent in otherwise unhedged asset and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations—Financial Condition as of June 30, 2014 and December 31, 2013—Derivative Assets and Liabilities" in this report for additional information.
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

Under the supervision and with the participation of the Seattle Bank's management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), management of the Seattle Bank evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2014, the end of the period covered by this report. Based on this evaluation, the president and chief executive officer and chief accounting and administrative officer have concluded that the Seattle Bank's disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
The president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's internal control over financial reporting performs similar functions as a principal financial officer), conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2014, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. It was determined that there were no changes in internal control over financial reporting in the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Seattle Bank's internal control over financial reporting.

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
In October 2010, each of the defendant groups filed a motion to dismiss the proceedings against it. The issues raised by those motions were fully briefed and were the subject of oral arguments that occurred in March and April 2011. In a series of decisions handed down in June, July, and August 2011, the judge handling the pre-trial motions ruled in favor of the Seattle Bank on all issues, except that the judge granted the defendants' motions to dismiss the Seattle Bank's allegations of misrepresentation as to owner occupancy of properties securing loans in the securitized loan pools while noting that the dismissal does not preclude the Seattle Bank from arguing that occupancy is relevant to other allegations. In addition, the judge granted motions to dismiss a group of related entities as defendants in one of the 11 cases for lack of personal jurisdiction. The resolution of the pre-trial motions allowed the cases to proceed to the discovery phase, which is currently ongoing. In June 2014, the judge entered a scheduling order under which trials for these cases will be held in the second quarter of 2015 at the earliest.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
We currently lease 2,920 square feet of space in the Seattle area as a disaster recovery facility under a ten-year lease with an original expiration date of February 2013, having an 18-month extension option. We exercised the option, extending the term through August 31, 2014. On May 7, 2014, we executed an option to extend the lease term of this facility for an additional six months, with an expiration date of February 28, 2015.
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

Federal Home Loan Bank of Seattle

By:	/s/ Michael L. Wilson	Dated:	August 7, 2014
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	August 7, 2014
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