Form 10-Q
period 2014-09-30
Federal Home Loan Bank of Seattle
filed 2014-11-06
CIK 1329701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐ No  ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of October 31, 2014, the Federal Home Loan Bank of Seattle had outstanding 894,178 shares of its Class A capital stock and 23,159,811 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
September 30, 2014

PART I.

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION (Unaudited)

	As of	As of
	September 30, 2014	December 31, 2013
(in thousands, except par value)
Assets
Cash and due from banks	$1,042,799	$1,459,261
Deposits with other Federal Home Loan Banks (FHLBanks)	194	106
Securities purchased under agreements to resell	—	1,500,000
Federal funds sold	5,741,000	5,013,000
Investment securities:
Available-for-sale (AFS) securities (Note 3)	7,787,681	6,601,503
Held-to-maturity (HTM) securities (fair values of $9,463,600 and $9,434,285) (Note 4)	9,416,209	9,431,473
Total investment securities	17,203,890	16,032,976
Advances (Note 6)	10,225,898	10,935,294
Mortgage loans held for portfolio, net (includes $984 and $934 of allowance for credit losses) (Notes 7 and 8)	684,935	797,620
Accrued interest receivable	43,410	47,643
Premises, software, and equipment, net	13,696	16,386
Derivative assets, net (Note 9)	51,691	54,494
Other assets	9,488	13,534
Total Assets	$35,017,001	$35,870,314
Liabilities
Deposits	$462,138	$410,112
Consolidated obligations (Note 10):
Discount notes (includes $499,817 and $999,890 at fair value under fair value option)	13,309,790	14,989,009
Bonds (includes $1,999,979 and $500,020 at fair value under fair value option)	18,241,797	17,413,887
Total consolidated obligations	31,551,587	32,402,896
Mandatorily redeemable capital stock (MRCS) (Note 11)	1,543,500	1,747,690
Accrued interest payable	54,180	62,892
Affordable Housing Program (AHP) payable	21,195	20,338
Derivative liabilities, net (Note 9)	72,152	51,583
Other liabilities	102,585	36,504
Total liabilities	33,807,337	34,732,015
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 8,234 and 8,777	823,380	877,736
Class A capital stock putable ($100 par value) - issued and outstanding shares: 355 and 452	35,463	45,241
Total capital stock	858,843	922,977
Retained earnings:
Unrestricted	268,116	236,204
Restricted	59,037	50,886
Total retained earnings	327,153	287,090
Accumulated other comprehensive income (loss) (AOCI)	23,668	(71,768)
Total capital	1,209,664	1,138,299
Total Liabilities and Capital	$35,017,001	$35,870,314

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
(in thousands)
Interest Income
Advances	$16,390	$17,941	$48,535	$52,803
Prepayment fees on advances, net	815	4,188	2,304	5,868
Interest-bearing deposits	12	12	29	43
Securities purchased under agreements to resell	214	530	822	4,415
Federal funds sold	2,072	2,281	5,661	7,912
AFS securities	19,065	13,721	51,895	34,053
HTM securities	22,642	20,969	68,627	69,795
Mortgage loans held for portfolio	9,402	11,519	29,661	37,542
Loans to other FHLBanks	—	2	—	2
Total interest income	70,612	71,163	207,534	212,433
Interest Expense
Consolidated obligations - discount notes	2,602	1,940	7,097	9,653
Consolidated obligations - bonds	27,348	33,343	93,570	98,164
Deposits	30	35	91	112
Mandatorily redeemable capital stock	413	452	1,290	452
Total interest expense	30,393	35,770	102,048	108,381
Net Interest Income	40,219	35,393	105,486	104,052
Less: Provision (benefit) for credit losses	(273)	(989)	84	(1,018)
Net Interest Income after Provision (Benefit) for Credit Losses	40,492	36,382	105,402	105,070
Other Income (Loss)
Net amount of other-than-temporary impairment (OTTI) loss reclassified from AOCI	(1,556)	(1,495)	(3,185)	(1,837)
Net OTTI loss, credit portion (Note 5)	(1,556)	(1,495)	(3,185)	(1,837)
Net loss on financial instruments under fair value option (Note 12)	(88)	(300)	(134)	(880)
Net realized gain on sale of AFS securities	—	—	—	903
Net gain on derivatives and hedging activities (Note 9)	175	2,720	2,584	2,730
Net realized (loss) gain on early extinguishment of consolidated obligations	(209)	2,307	(422)	1,732
Other, net	732	872	2,307	1,462
Total other (loss) income	(946)	4,104	1,150	4,110
Other Expense
Operating:
Compensation and benefits	10,230	7,481	28,211	22,550
Other operating	10,898	8,224	28,899	25,675
Federal Housing Finance Agency (FHFA)	584	526	1,947	1,920
Office of Finance	546	655	1,775	1,931
Other, net	216	49	294	4,217
Total other expense	22,474	16,935	61,126	56,293
Income before Assessments	17,072	23,551	45,426	52,887
AHP assessments	1,749	2,400	4,672	5,334
Net Income	$15,323	$21,151	$40,754	$47,553

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
(in thousands)
Net income	$15,323	$21,151	$40,754	$47,553
Other comprehensive income (loss):
Net unrealized gain (loss) on AFS securities	4,334	(4,303)	33,262	(24,734)
Unrealized gain (loss) on OTTI AFS securities:
Net change in fair value of OTTI securities	38	(6,167)	56,732	127,589
Reclassification of non-credit portion included in net income	1,556	1,495	3,185	1,837
Reclassification of net gain on sale of AFS securities included in net income	—	—	—	(903)
Total unrealized gain (loss) on OTTI AFS securities	1,594	(4,672)	59,917	128,523
Accretion of non-credit portion of OTTI gain on HTM securities	751	788	2,239	2,410
Pension benefits	6	14	18	44
Total other comprehensive income (loss)	6,685	(8,173)	95,436	106,243
Total comprehensive income	$22,008	$12,978	$136,190	$153,796

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL (Unaudited)

For the Nine Months Ended September 30, 2014 and 2013	Class A Capital Stock (1)		Class B Capital Stock (1)		Total Capital Stock (1)		Retained Earnings			AOCI	Total Capital
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted (Note 11)	Restricted (Note 11)	Total
(amounts and shares in thousands)
Balance, December 31, 2012	1,092	$109,222	14,630	$1,463,045	15,722	$1,572,267	$187,511	$38,597	$226,108	$(226,468)	$1,571,907
Proceeds from issuance of capital stock	—	—	86	8,637	86	8,637	—	—	—	—	8,637
Repurchases of capital stock	(118)	(11,785)	(153)	(15,298)	(271)	(27,083)	—	—	—	—	(27,083)
Net shares reclassified to MRCS	(492)	(49,277)	(5,814)	(581,484)	(6,306)	(630,761)	—	—	—	—	(630,761)
Cash dividends	—	—	—	—	—	—	(231)	—	(231)	—	(231)
Comprehensive income	—	—	—	—	—	—	38,043	9,510	47,553	106,243	153,796
Balance, September 30, 2013	482	$48,160	8,749	$874,900	9,231	$923,060	$225,323	$48,107	$273,430	$(120,225)	$1,076,265
Balance, December 31, 2013	452	$45,241	8,777	$877,736	9,229	$922,977	$236,204	$50,886	$287,090	$(71,768)	$1,138,299
Proceeds from issuance of capital stock	—	—	286	28,597	286	28,597	—	—	—	—	28,597
Repurchases of capital stock	(55)	(5,536)	(88)	(8,867)	(143)	(14,403)	—	—	—	—	(14,403)
Net shares reclassified to MRCS	(42)	(4,242)	(741)	(74,086)	(783)	(78,328)	—	—	—	—	(78,328)
Cash dividends	—	—	—	—	—	—	(691)	—	(691)	—	(691)
Comprehensive income	—	—	—	—	—	—	32,603	8,151	40,754	95,436	136,190
Balance, September 30, 2014	355	$35,463	8,234	$823,380	8,589	$858,843	$268,116	$59,037	$327,153	$23,668	$1,209,664

(1) Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
(in thousands)
Operating Activities
Net income	$40,754	$47,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(19,714)	(15,027)
Net OTTI loss, credit portion	3,185	1,837
Net realized gain on sale of AFS securities	—	(903)
Net change in fair value adjustments on financial instruments under fair value option	134	880
Net change in derivatives and hedging activities	7,618	43,300
Net realized loss (gain) on early extinguishment of consolidated obligations	422	(1,732)
Net realized (gain) loss on disposal of premises and equipment	(3)	4,014
Provision (benefit) for credit losses	84	(1,018)
Other adjustments	686	257
Net change in:
Accrued interest receivable	3,866	3,671
Other assets	4,914	12,335
Accrued interest payable	(8,712)	(2,590)
Other liabilities	2,825	2,665
Total adjustments	(4,695)	47,689
Net cash provided by operating activities	36,059	95,242
Investing Activities
Net change in:
Interest-bearing deposits	(4,630)	(31,090)
Deposits with other FHLBanks	(88)	(47)
Securities purchased under agreements to resell	1,500,000	2,100,000
Federal funds sold	(728,000)	458,500
Premises, software and equipment	(923)	(9,058)
AFS securities:
Proceeds from long-term	1,375,542	774,571
Proceeds from sales of long-term	—	41,799
Purchases of long-term	(2,371,490)	(2,819,477)
HTM securities:
Net increase in short-term	(205,453)	(307,030)
Proceeds from long-term	883,609	1,732,691
Purchases of long-term	(598,673)	(2,105,696)
Advances:
Principal collected	25,079,750	30,711,506
Made	(24,395,207)	(32,489,896)
Mortgage loans:
Principal collected	110,764	213,829
Net cash provided by (used in) investing activities	645,201	(1,729,398)

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	For the Nine Months Ended September 30,
	2014	2013
(in thousands)
Financing Activities
Net change in:
Deposits	$30,131	$(77,257)
Net (payments) proceeds on derivative contracts with financing elements	(10,440)	17,955
Net proceeds from issuance of consolidated obligations:
Discount notes	582,531,437	727,878,165
Bonds	10,361,797	14,072,910
Payments for maturing and retiring consolidated obligations:
Discount notes	(584,210,735)	(734,721,691)
Bonds	(9,530,897)	(5,470,563)
Proceeds from issuance of capital stock	28,597	8,637
Payments for repurchase of MRCS	(282,518)	(46,917)
Payments for repurchase of capital stock	(14,403)	(27,083)
Cash dividends paid	(691)	(231)
Net cash (used in) provided by financing activities	(1,097,722)	1,633,925
Net change in cash and due from banks	(416,462)	(231)
Cash and due from banks at beginning of the period	1,459,261	454
Cash and due from banks at end of the period	$1,042,799	$223

Supplemental Disclosures
Interest paid	$110,760	$110,971
AHP payments, net	$3,815	$3,147
Transfers of mortgage loans to real estate owned (REO)	$1,668	$2,835

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
CONDENSED NOTES TO FINANCIAL STATEMENTS

Background Information
These financial statements present the financial position and results of operations of the Federal Home Loan Bank of Seattle (Seattle Bank). The Seattle Bank, a federally chartered corporation and government-sponsored enterprise (GSE), is one of 12 district FHLBanks created by Congress under the authority of the Federal Home Loan Bank Act of 1932, as amended. The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development.
Proposed Merger
On September 25, 2014, we entered into an Agreement and Plan of Merger (the Merger Agreement) with the Federal Home Loan Bank of Des Moines (Des Moines Bank) pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, we will be merged with and into the Des Moines Bank (the Proposed Merger), with the Des Moines Bank as the continuing bank (the Continuing Bank) on the effective date of the Proposed Merger (the Effective Date).
At the Effective Date, (1) each share of our Class A capital stock issued and outstanding immediately prior to the Effective Date will be converted into one fully paid and non-assessable share of Des Moines Bank Class A capital stock; (2) each share of our Class B capital stock issued and outstanding immediately prior to the Effective Date will be converted into one fully paid and non-assessable share of Des Moines Bank Class B capital stock to be designated as Des Moines Bank Membership Stock or Des Moines Bank Activity Based Stock in accordance with the Capital Plan of the Continuing Bank; and (3) no shares of Seattle Bank capital stock will remain outstanding and all of such shares will automatically be cancelled. At the Effective Date, each of our members will automatically become a member of the Des Moines Bank.
Consummation of the Proposed Merger is subject to various closing conditions, including: (1) the receipt of FHFA approval; (2) the receipt of member approval of both Banks; (3) the absence of any law, injunction, judgment, or ruling enjoining or prohibiting the Proposed Merger; (4) that the FHFA approval does not include any conditions that materially impair the reasonably expected benefits of the Proposed Merger; (5) the accuracy of the representations and warranties made by the Banks; (6) the performance by the parties in all material respects of their covenants, obligations and agreements under the Merger Agreement; (7) the absence of any material adverse changes; and (8) if applicable, the expiration or early termination of any waiting period applicable to the Proposed Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended.
The Merger Agreement contains customary termination rights, including the right to terminate by either bank if the Proposed Merger is not consummated by June 30, 2015 (which date may be extended under certain circumstances as set forth in the Merger Agreement). In addition, each party is entitled to a termination fee in the amount of $57.0 million if the Merger Agreement is terminated as a result of, among other circumstances: (1) the other party’s change in recommendation to its members to vote to ratify the Merger Agreement in response to a superior proposal or an intervening event; (2) the other party’s intentional breach of its representations, warranties, or covenants following the occurrence of a publicly known alternative acquisition proposal; or (3) the other party’s failure to obtain its members’ approval, if at any time prior to the member vote, a publicly known alternative acquisition proposal for such party is not withdrawn or a triggering event with respect to such party occurs. A triggering event, with respect to either party, is defined in the Merger Agreement to include, among other things, such party’s failure to recommend ratification of the Merger Agreement to its members and such party’s material breach of its covenants not to solicit any alternative acquisition proposal.
The foregoing description of the Proposed Merger should be read in conjunction with the Form 8-K that was filed on September 25, 2014.
Note 1—Basis of Presentation, Use of Estimates and Change in Accounting Principle
Basis of Presentation
These unaudited financial statements and condensed notes should be read in conjunction with the audited financial statements and related notes for the years ended December 31, 2013, 2012, and 2011 included in the 2013 annual report on Form 10-K (2013 10-K) of the Seattle Bank. These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Article 10 of the Securities and Exchange Commission's (SEC) Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair statement of the financial condition, operating results, and cash flows for the interim periods have been included. Our financial condition as of September 30, 2014 and the operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the condition or results that may be expected as of or for the year ending December 31, 2014.
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
The change to the contractual interest method for amortizing premiums and accreting discounts on our mortgage loans has been reported through retroactive application of the change in accounting principle to all periods presented and resulted in increases of $240,000 and $385,000 to net income for the three and nine months ended September 30, 2013, compared to the net income previously reported in our filed quarterly report for those periods.
The following table illustrates the impact of the change in amortization and accretion methodology on our previously reported financial statements as of and for the three and nine months ended September 30, 2013.

	For the Three Months Ended September 30, 2013
	Previous Method	As Computed Under the New Method	Effect of Change
(in thousands)
Statements of income:
Interest income - mortgage loans held for portfolio	$11,253	$11,519	$266
Net interest income after provision (benefit) for credit losses	36,116	36,382	266
Income before assessments	23,285	23,551	266
Assessments	2,374	2,400	26
Net income	20,911	21,151	240
Statement of comprehensive income:
Net income	20,911	21,151	240
Total comprehensive income	12,738	12,978	240

	As of and for the Nine Months Ended September 30, 2013
	Previous Method	As Computed Under the New Method	Effect of Change
(in thousands)
Statement of condition:
Mortgage loans held for portfolio, net	$843,520	$841,820	$(1,700)
AHP payable	20,474	20,517	43
Total retained earnings	275,173	273,430	(1,743)
Statement of income:
Interest income - mortgage loans held for portfolio	37,114	37,542	428
Net interest income after provision (benefit) for credit losses	104,642	105,070	428
Income before assessments	52,459	52,887	428
Assessments	5,291	5,334	43
Net income	47,168	47,553	385
Statement of comprehensive income:
Net income	47,168	47,553	385
Total comprehensive income	153,411	153,796	385
Statement of capital:
Total retained earnings, as of December 31, 2012	228,236	226,108	(2,128)
Net income	47,168	47,553	385
Total retained earnings, as of September 30, 2013	275,173	273,430	(1,743)
Statement of cash flows:
Operating activities:
Net income	47,168	47,553	385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(14,599)	(15,027)	(428)
Net change in other liabilities	2,622	2,665	43
Total adjustments	48,074	47,689	(385)
Note 2—Recently Issued or Adopted Accounting Guidance
Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
On August 27, 2014, the Financial Accounting Standards Board (FASB) issued final guidance that requires management of all companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact in the footnotes. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard defines substantial doubt as when it is probable (i.e., likely) based on management's assessment of relevant qualitative and quantitative information and judgment that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued (or available to be issued, when applicable). The standard is effective for the annual period ending after December 15, 2016 (December 31, 2016 for the Seattle Bank) and for annual and interim periods thereafter, and early adoption is permitted. We are evaluating the effect on our financial statement disclosures, but we do not expect the impact to be material.
Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure
On August 8, 2014, the FASB issued amended guidance relating to the classification and measurement of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This guidance becomes effective for the interim and annual periods beginning after December 15, 2014 (January 1, 2015 for the Seattle Bank), and may be adopted using either the modified retrospective transition method or the prospective transition method. We are evaluating the effect on our financial condition, results of operations, and cash flows, but we do not expect the impact to be material.

Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure
On June 12, 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and repurchase financing arrangements and requires enhanced disclosures about repurchase agreements and similar transactions. The new standard eliminates sale accounting treatment for repurchase-to-maturity transactions, which now must be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the guidance requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will also result in secured borrowing accounting for the repurchase agreement. This guidance also requires a transferor to disclose additional information about certain transactions, including those in which it retains substantially all of the exposure to the economic returns of the underlying transferred asset over the transaction’s term. This guidance is effective for interim and annual periods beginning on or after December 15, 2014 (January 1, 2015 for the Seattle Bank). We are evaluating the impact on our financial condition, results of operations, and cash flows, but we do not expect the effect to be material.
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

Framework for Adversely Classifying Certain Assets
On April 9, 2012, the FHFA issued an advisory bulletin (AB), AB 2012-02, that establishes a standard and uniform methodology for classifying loans, REO, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. This guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adverse classification requirements were implemented on January 1, 2014, and the charge-off requirements of AB 2012-02 are effective January 1, 2015. We do not expect the charge-off provisions of AB 2012-02 to have a material impact on our financial condition, results of operations, or cash flows.
Note 3—AFS Securities
Major Security Types
The following tables summarize our AFS securities as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-Mortgage-Backed Securities (MBS):
Other U.S. agency obligations (2)	$4,087,035	$—	$7,336	$(5,229)	$4,089,142
GSE obligations (3)	2,409,475	—	16,235	(416)	2,425,294
Total non-MBS	6,496,510	—	23,571	(5,645)	6,514,436
MBS:
Residential private-label MBS (PLMBS) (4)	1,254,757	(33,872)	52,360	—	1,273,245
Total	$7,751,267	$(33,872)	$75,931	$(5,645)	$7,787,681

	As of December 31, 2013
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
Other U.S. agency obligations (2)	$3,406,201	$—	$10,931	$(13,969)	$3,403,163
GSE obligations (3)	1,932,353	—	1,817	(14,115)	1,920,055
Total non-MBS	5,338,554	—	12,748	(28,084)	5,323,218
MBS:
Residential PLMBS (4)	1,319,714	(62,478)	21,049	—	1,278,285
Total	$6,658,268	$(62,478)	$33,797	$(28,084)	$6,601,503

(1)	Includes unpaid principal balance, accretable discounts and premiums, fair value hedge accounting adjustments, and OTTI charges recognized in earnings.

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

The amortized cost basis of our PLMBS classified as AFS includes credit-related OTTI losses of $353.6 million and $374.1 million as of September 30, 2014 and December 31, 2013. Of these amounts, as of September 30, 2014 and December 31, 2013, unaccreted discount of $137.0 million and $115.2 million will be accreted back to investment interest income on a level-yield basis due to adjustments to yields resulting from significant improvements in the expected cash flows of the securities. In addition, as of September 30, 2014 and December 31, 2013, the amortized cost basis and fair values of our non-MBS securities reflected unfavorable fair value hedge basis adjustments of $52.0 million and $138.8 million. The portion of the change in fair value of the AFS securities related to the risk being hedged is recorded in "Other Income (Loss)" as "Net gain on derivatives and hedging activities" together with the change in the fair value of the related derivatives. The remainder of the change in fair value of the hedged AFS securities, as well as the change in fair value of our non-hedged AFS securities, is recorded in AOCI as "Unrealized Gain (Loss) on AFS securities" and "Unrealized Gain (Loss) on OTTI AFS securities."
As of September 30, 2014 and December 31, 2013, we held $482.4 million and $485.1 million of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock, including MRCS, or members with representatives serving on our Board of Directors (Board). See Note 13 for additional information concerning these related parties.
Unrealized Losses on AFS Securities
The following tables summarize our AFS securities in an unrealized loss position as of September 30, 2014 and December 31, 2013, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2014
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$1,460,693	$(4,230)	$708,722	$(999)	$2,169,415	$(5,229)
GSE obligations	526,550	(315)	33,481	(101)	560,031	(416)
Total non-MBS	1,987,243	(4,545)	742,203	(1,100)	2,729,446	(5,645)
MBS:
Residential PLMBS *	22,302	(36)	452,921	(33,836)	475,223	(33,872)
Total	$2,009,545	$(4,581)	$1,195,124	$(34,936)	$3,204,669	$(39,517)

	As of December 31, 2013
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$1,384,795	$(13,969)	$—	$—	$1,384,795	$(13,969)
GSE obligations	1,288,451	(14,115)	—	—	1,288,451	(14,115)
Total non-MBS	2,673,246	(28,084)	—	—	2,673,246	(28,084)
MBS:
Residential PLMBS *	11,505	(852)	737,911	(61,626)	749,416	(62,478)
Total	$2,684,751	$(28,936)	$737,911	$(61,626)	$3,422,662	$(90,562)

*     Includes investments for which a portion of OTTI has been recognized in AOCI.

Redemption Terms
The amortized cost basis and fair value, as applicable, of non-MBS AFS securities by remaining contractual maturity as of September 30, 2014 and December 31, 2013 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities due to call or prepayment rights.

	As of September 30, 2014		As of December 31, 2013
Year of Maturity	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-MBS:
Due in less than one year	$99,294	$99,289	$46,119	$46,128
Due after one year through five years	1,390,873	1,391,703	900,850	902,287
Due after five years through 10 years	2,587,637	2,595,858	993,790	990,061
Due after 10 years	2,418,706	2,427,586	3,397,795	3,384,742
Total non-MBS	6,496,510	6,514,436	5,338,554	5,323,218
Total MBS	1,254,757	1,273,245	1,319,714	1,278,285
Total	$7,751,267	$7,787,681	$6,658,268	$6,601,503
Interest-Rate Payment Terms
The following table summarizes the amortized cost of our AFS securities by interest-rate payment terms as of September 30, 2014 and December 31, 2013.

	As of	As of
Amortized Cost of AFS Securities by Interest-Rate Payment Terms	September 30, 2014	December 31, 2013
(in thousands)
Non-MBS:
Fixed	$4,180,639	$3,599,757
Variable	2,315,871	1,738,797
Total non-MBS	6,496,510	5,338,554
MBS:
Variable	1,254,757	1,319,714
Total	$7,751,267	$6,658,268
Proceeds from and Net Gain on Sales of AFS Securities
During the nine months ended September 30, 2013, we sold one AFS security. The proceeds of the sale were $41.8 million and resulted in a net gain of $903,000. We sold no AFS securities during the nine months ended September 30, 2014.
Credit Risk
A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities, are included in Note 5.

Note 4—HTM Securities
Major Security Types
The following tables summarize our HTM securities as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCI	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Commercial paper	$38,397	$—	$38,397	$—	$—	$38,397
Certificates of deposit	433,001	—	433,001	6	—	433,007
Other U.S. agency obligations (3)	16,661	—	16,661	148	(2)	16,807
State or local housing obligations (4)	2,055,711	—	2,055,711	4,732	(2,674)	2,057,769
Total non-MBS	2,543,770	—	2,543,770	4,886	(2,676)	2,545,980
MBS:
Residential:
Other U.S. agency (3)	86,937	—	86,937	181	—	87,118
GSE (5)	4,847,784	—	4,847,784	47,500	(1,286)	4,893,998
PLMBS	366,975	(12,179)	354,796	8,242	(13,438)	349,600
Commercial (multi-family):
GSE (6)	1,582,922	—	1,582,922	4,195	(213)	1,586,904
Total MBS	6,884,618	(12,179)	6,872,439	60,118	(14,937)	6,917,620
Total	$9,428,388	$(12,179)	$9,416,209	$65,004	$(17,613)	$9,463,600

	As of December 31, 2013
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCI	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit	$266,000	$—	$266,000	$15	$—	$266,015
Other U.S. agency obligations (3)	19,168	—	19,168	192	(2)	19,358
State or local housing obligations	1,718,173	—	1,718,173	1,777	(8,557)	1,711,393
Total non-MBS	2,003,341	—	2,003,341	1,984	(8,559)	1,996,766
MBS:
Residential:
Other U.S. agency (3)	109,429	—	109,429	215	—	109,644
GSE (5)	5,544,762	—	5,544,762	31,669	(8,909)	5,567,522
PLMBS	439,476	(14,418)	425,058	8,111	(18,743)	414,426
Commercial (multi-family):
GSE (6)	1,348,883	—	1,348,883	—	(2,956)	1,345,927
Total MBS	7,442,550	(14,418)	7,428,132	39,995	(30,608)	7,437,519
Total	$9,445,891	$(14,418)	$9,431,473	$41,979	$(39,167)	$9,434,285

(1)	Includes unpaid principal balance, accretable discounts and unamortized premiums, and OTTI charges recognized in earnings.

(2)	Represents the difference between fair value and carrying value.

(3)	Consists of obligations or securities issued by one or more of the following: Government National Mortgage Association, Small Business Administration (SBA) and U.S. AID.

(4)	Includes $140.0 million of unsecured housing obligations.

(5)	Consists of securities issued by Freddie Mac and Fannie Mae.

(6)	Consists of Fannie Mae Delegated Underwriting and Servicing MBS.
The amortized cost basis of our HTM MBS investments determined to be other-than-temporarily impaired includes $750,000 and $769,000 of credit-related OTTI losses as of September 30, 2014 and December 31, 2013.
As of September 30, 2014 and December 31, 2013, we held $107.6 million and $146.3 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding MRCS or members with representatives serving on our Board. See Note 13 for additional information concerning these related parties.
Unrealized Losses on HTM Securities
The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2014 and December 31, 2013. The gross unrealized losses include OTTI charges recognized in AOCI and gross unrecognized holding losses.

	As of September 30, 2014
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Commercial paper	$38,397	$—	$—	$—	$38,397	$—
Other U.S. agency obligations	445	(1)	752	(1)	1,197	(2)
State or local housing obligations	139,964	(37)	265,154	(2,637)	405,118	(2,674)
Total non-MBS	178,806	(38)	265,906	(2,638)	444,712	(2,676)
MBS:
Residential:
GSE	211	—	724,364	(1,286)	724,575	(1,286)
PLMBS	10,806	(76)	304,371	(25,541)	315,177	(25,617)
Commercial (multi-family):
GSE	198,582	(213)	—	—	198,582	(213)
Total MBS	209,599	(289)	1,028,735	(26,827)	1,238,334	(27,116)
Total	$388,405	$(327)	$1,294,641	$(29,465)	$1,683,046	$(29,792)

	As of December 31, 2013
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$13	$—	$920	$(2)	$933	$(2)
State or local housing obligations	529,874	(8,472)	2,160	(85)	532,034	(8,557)
Total non-MBS	529,887	(8,472)	3,080	(87)	532,967	(8,559)
MBS:
Residential:
GSE	1,790,531	(8,381)	78,405	(528)	1,868,936	(8,909)
PLMBS	39,603	(294)	346,694	(32,867)	386,297	(33,161)
Commercial (multi-family):
GSE	1,345,927	(2,956)	—	—	1,345,927	(2,956)
Total MBS	3,176,061	(11,631)	425,099	(33,395)	3,601,160	(45,026)
Total	$3,705,948	$(20,103)	$428,179	$(33,482)	$4,134,127	$(53,585)
Redemption Terms
The amortized cost basis, carrying value, and fair value, as applicable, of non-MBS HTM securities by remaining contractual maturity as of September 30, 2014 and December 31, 2013 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities due to call or prepayment rights.

	As of September 30, 2014			As of December 31, 2013
Year of Maturity	Amortized Cost Basis	Carrying Value *	Fair Value	Amortized Cost Basis	Carrying Value *	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$515,188	$515,188	$515,227	$286,720	$286,720	$286,753
Due after one year through five years	237,734	237,734	237,940	238,016	238,016	238,137
Due after five years through 10 years	394,260	394,260	395,602	330,175	330,175	330,255
Due after 10 years	1,396,588	1,396,588	1,397,211	1,148,430	1,148,430	1,141,621
Total non-MBS	2,543,770	2,543,770	2,545,980	2,003,341	2,003,341	1,996,766
Total MBS	6,884,618	6,872,439	6,917,620	7,442,550	7,428,132	7,437,519
Total	$9,428,388	$9,416,209	$9,463,600	$9,445,891	$9,431,473	$9,434,285

*	Carrying value of HTM securities represents amortized cost after adjustment for non-credit-related impairment recognized in AOCI.

Interest-Rate Payment Terms
The following table summarizes our HTM securities by interest-rate payment terms as of September 30, 2014 and December 31, 2013.

	As of	As of
Amortized Cost of HTM Securities by Interest-Rate Payment Terms	September 30, 2014	December 31, 2013
(in thousands)
Non-MBS:
Fixed	$510,282	$339,106
Variable	2,033,488	1,664,235
Total non-MBS	2,543,770	2,003,341
MBS:
Fixed	1,265,801	1,425,778
Variable	5,618,817	6,016,772
Total MBS	6,884,618	7,442,550
Total	$9,428,388	$9,445,891
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
We update our estimate of future estimated cash flows on a quarterly basis. At each quarter-end, we perform our OTTI cash flow analyses using third-party models that consider individual borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future mortgage servicer actions and changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSA), which are based upon an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0% to an increase of 9.0% over the twelve-month period beginning July 1, 2014. For the vast majority of markets, the projected short-term housing price changes ranged from unchanged to an increase of 6.0%.
Previously, home price projections following the short-term period were projected to recover using one of five different recovery paths. Starting in the second quarter of 2014, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.
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
Based on our analysis, we recorded $1.6 million of additional OTTI credit losses in the third quarter of 2014 on two securities that had previously been determined to be other-than-temporarily impaired. No additional securities were determined to be other-than-temporarily impaired during the third quarter of 2014. We have the intent and ability to hold our other-than-temporarily impaired securities until their fair values exceed their amortized cost bases.
For those securities for which an OTTI was determined to have occurred during the three months ended September 30, 2014, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. Credit enhancement is defined as the percentage of credit subordination, excess spread, or over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Loss For the Three Months Ended September 30, 2014			As of September 30, 2014
	Cumulative Voluntary Prepayment Rates *	Cumulative Default Rates *	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average			Weighted Average
(in percentages)
Alt-A:
2006	5.0	50.2	40.9	12.6

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.
The additional OTTI credit losses recorded in the third quarter of 2014 were also attributable, in part, to changes in mortgage servicer practices, as decreases in advanced principal and interest from servicers on delinquent loans have reduced current payments on certain securities causing reductions in projected cash flows.

The following table summarizes key information as of September 30, 2014 for the PLMBS on which we have recorded OTTI charges during the life of the security (i.e., impaired through September 30, 2014).

	As of September 30, 2014
	HTM Securities (1)				AFS Securities (1)
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Prime (2)	$948	$948	$911	$924	$—	$—	$—
Alt-A (2)	78,686	77,973	65,831	73,613	1,608,415	1,254,757	1,273,245
Total	$79,634	$78,921	$66,742	$74,537	$1,608,415	$1,254,757	$1,273,245

(1)	This table does not include all HTM and AFS securities that are in an unrealized loss position as of September 30, 2014; only those with OTTI charges during the life of the security are included.

(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following table summarizes the credit loss components of our OTTI losses on both AFS and HTM securities recognized in earnings for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Credit Loss Component of OTTI Loss	2014	2013 (1)	2014	2013 (1)
(in thousands)
Balance before cumulative actual cash losses, beginning of period	$384,881	$404,798	$394,860	$431,841
Additions:
Additional OTTI credit losses on securities on which an OTTI loss was previously recognized (2)	1,556	1,495	3,185	1,837
Reductions:
Securities sold and matured during the period(3)	—	—	—	(19,247)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (amount recognized in interest income in period noted)	(7,311)	(5,801)	(18,919)	(13,939)
Balance before cumulative actual cash losses, end of period	379,126	400,492	$379,126	$400,492
Cumulative actual cash losses	(24,766)	(18,502)	(24,766)	(18,502)
Balance after cumulative actual cash losses, end of period (4)	$354,360	$381,990	$354,360	$381,990

(1)
Certain line items for the three and nine months ended September 30, 2013 have been revised on a prospective basis due to an error that we evaluated and determined to be not material. In addition, we enhanced our disclosure to separate cumulative actual cash losses from securities sold and matured during the period. As a result, for the three months ended September 30, 2013, “Balance before cumulative actual cash losses, beginning of period” increased from $390.2 million to $404.8 million; "Securities sold and matured during the period" decreased from $3.9 million to $0; and "Balance before cumulative actual cash losses, end of period" increased from $382.0 million to $400.5 million. For the nine months ended September 30, 2013, “Balance before cumulative actual cash losses, beginning of period” increased from $421.5 million to $431.8 million; “Securities sold and matured during the period” decreased from $27.4 million to $19.2 million; and "Balance before cumulative actual cash losses, end of period" increased from $382.0 million to $400.5 million.

(2)	Relates to securities that were determined to be other-than-temporarily impaired prior to the beginning of the period.

(3)	Represents reductions related to securities sold or that matured during the period and are no longer held at the end of the period.

(4)
As of September 30, 2014, an unaccreted discount of $137.0 million will be accreted back to investment interest income on a level-yield basis due to adjustments to yields resulting from significant improvements in the expected cash flows of the securities.

All Other AFS and HTM Securities
Certain of our remaining AFS and HTM investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace and interest-rate volatility in the U.S. mortgage and credit markets. Based on current information, we determined that, for these investments, the underlying collateral or the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery. As a result, we do not consider any of our other investments to be other-than-temporarily impaired as of September 30, 2014.
Note 6—Advances
Redemption Terms
We offer a wide range of fixed and variable interest-rate advance products with different maturities, interest rates, payment terms, and optionality. Fixed interest-rate advances generally have maturities ranging from one day to 30 years. Variable interest-rate advances generally have maturities ranging from one to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR). We had advances outstanding at interest rates ranging from 0.17% to 8.19% as of September 30, 2014 and 0.17% to 8.22% as of December 31, 2013.
The following table summarizes our advances outstanding as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014		As of December 31, 2013
Advances Outstanding - Remaining Terms-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$3,318,178	0.49%	$2,710,387	0.37%
Due after one year through two years	3,101,731	1.09%	2,312,099	0.77%
Due after two years through three years	1,092,330	2.89%	2,760,738	1.15%
Due after three years through four years	876,726	2.53%	1,007,201	3.73%
Due after four years through five years	557,815	2.15%	753,393	2.30%
Thereafter	1,197,657	3.01%	1,283,703	2.87%
Total par value	10,144,437	1.50%	10,827,521	1.40%
Commitment fees	(330)		(370)
Premium	6,926		7,743
Discount	(5,508)		(6,649)
Hedging adjustments	80,373		107,049
Total	$10,225,898		$10,935,294

We offer advances to members that may be prepaid on specified dates without incurring prepayment or termination fees (e.g., fixed-rate callable advances and choice advances, advances on which the interest-rate resets at specified intervals based on a spread to our short-term cost of funds and which may be prepaid at any repricing date without incurring a prepayment fee). As of September 30, 2014, we had $10.8 million of fixed-rate callable advances and $160.0 million of choice advances outstanding. As of December 31, 2013, we had no callable or choice advances outstanding. Other advances, including symmetrical prepayment advances, may only be prepaid subject to a fee sufficient to make us economically indifferent to a borrower's decision to prepay an advance or maintain the advance until contractual maturity. In the case of our standard advance products, the fee cannot be less than zero; however, the symmetrical prepayment advance removes this floor, resulting in a potential payment to the borrower under certain circumstances. We hedge these advances to ensure that we remain economically indifferent to the borrower's decision to prepay such an advance. Symmetrical prepayment advances outstanding as of September 30, 2014 and December 31, 2013 totaled $535.4 million and $442.5 million.
We also offer convertible and putable advances. Convertible advances allow us to convert the advance from variable to fixed interest-rate on a pre-determined date after the lock-out period. The fixed interest rate on a convertible advance is determined at origination. Additionally, after the conversion date, the convertible advance is putable on specific dates throughout the remaining term. We had no convertible advances outstanding that had not converted to fixed interest rates as of

September 30, 2014 and December 31, 2013.
With a putable advance, we effectively purchase a put option from the member that allows us the right to terminate the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase sufficiently above the interest rate that existed when the putable advance was issued. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $916.0 million and $970.5 million as of September 30, 2014 and December 31, 2013. The December 31, 2013 amount of putable advances has been corrected from $910.5 million previously reported in our 2013 10-K to include convertible advances that had converted to fixed interest rates and were putable as of December 31, 2013.
The following table summarizes our advances by year of contractual maturity or next put date as of September 30, 2014 and December 31, 2013.

	As of	As of
Par Value of Advances Outstanding	September 30, 2014	December 31, 2013
(in thousands)
Due in one year or less	$4,206,694	$3,665,903
Due after one year through two years	2,687,715	2,217,599
Due after two years through three years *	813,330	2,376,722
Due after three years through four years	811,226	685,201
Due after four years through five years	557,815	728,393
Thereafter	1,067,657	1,153,703
Total par value	$10,144,437	$10,827,521
* As of September 30, 2014, includes fixed-rate callable advances of $10.8 million with next call date of April 1, 2015.
The following table summarizes our advances by interest-rate payment terms as of September 30, 2014 and December 31, 2013.

	As of	As of
Par Value of Advances Outstanding by Interest-Rate Payment Terms	September 30, 2014	December 31, 2013
(in thousands)
Fixed:
Due in one year or less	$1,566,178	$1,757,568
Due after one year	5,166,259	5,107,133
Total fixed	6,732,437	6,864,701
Variable:
Due in one year or less	1,752,000	952,820
Due after one year	1,660,000	3,010,000
Total variable	3,412,000	3,962,820
Total par value	$10,144,437	$10,827,521

Credit Risk Exposure and Security Terms
Our potential credit risk from advances is concentrated in commercial banks and savings institutions. The following table provides the par value of advances and percent of total par value of outstanding advances of our top five borrowers (at the holding company level) as of September 30, 2014 and December 31, 2013. Due to the number of member institutions that are part of larger holding companies, we believe this aggregation provides greater visibility into borrowing activity at the Seattle Bank than would a listing of advances by individual member institutions.

	As of September 30, 2014		As of December 31, 2013
Top Five Borrowers by Holding Company Advances Outstanding	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America Corporation (1)	$3,064,445	30.2	$3,826,598	35.4
Washington Federal, Inc.	1,930,000	19.0	1,930,000	17.8
Umpqua Holdings Corporation (2)	1,050,016	10.4	not in top 5	not in top 5
Sterling Financial Corporation (2)	—	—	1,144,870	10.6
HomeStreet, Inc.	598,590	5.9	446,590	4.1
Glacier Bancorp, Inc.	361,699	3.6	834,940	7.7
Total	$7,004,750	69.1	$8,182,998	75.6
(1) Nonmember borrower as of April 1, 2013.

(2)	In April 2014, Sterling Financial Corporation and Umpqua Holdings Corporation, two of the larger members and borrowers of the Seattle Bank, merged.
As of September 30, 2014 and December 31, 2013, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers as listed above was approximately 25 months and 28 months.
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

The following table presents our gross prepayment fees, adjustments, net prepayment fees, and the amount of advance principal prepaid for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
(in thousands)
Gross prepayment fees	$1,493	$4,557	$4,323	$8,822
Less: Adjustments	678	369	2,019	2,954
Net prepayment fees	$815	$4,188	$2,304	$5,868
Advance principal prepaid	$29,456	$59,235	$71,025	$198,418
Note 7—Mortgage Loans
Mortgage Loans Held for Portfolio
We historically purchased single-family mortgage loans originated or acquired by participating members (i.e., participating financial institutions, or PFIs) in our Mortgage Purchase Program (MPP), and we have not purchased any mortgage loans since 2006. These mortgage loans are guaranteed or insured by federal agencies or credit-enhanced by the PFI.
Effective October 1, 2013, we changed our method of accounting for the amortization and accretion of premiums and discounts on our mortgage loans held for portfolio to the contractual interest method. The change to the contractual interest method of amortization has been reported through retroactive application of the change in accounting principle to all periods impacted. For additional information and the impact of the change in amortization and accretion method on our financial statements as of and for the three and nine months ended September 30, 2013, see Note 1.
The following tables summarize our mortgage loans held for portfolio as of September 30, 2014 and December 31, 2013.

	As of	As of
Mortgage Loans Held for Portfolio	September 30, 2014	December 31, 2013
(in thousands)
Real Estate:
Fixed interest-rate, medium-term*, single-family	$28,807	$39,240
Fixed interest-rate, long-term*, single-family	657,835	759,891
Total unpaid principal balance	686,642	799,131
Premiums	3,238	3,950
Discounts	(3,694)	(4,407)
Deferred loan costs, net	(267)	(120)
Mortgage loans held for portfolio before allowance for credit losses	685,919	798,554
Less: Allowance for credit losses on mortgage loans	(984)	(934)
Total mortgage loans held for portfolio, net	$684,935	$797,620

*	Medium-term is defined as a term of 15 years or less; long-term is defined as a term greater than 15 years.

	As of	As of
Unpaid Principal Balance of Mortgage Loans Held for Portfolio	September 30, 2014	December 31, 2013
(in thousands)
Government-guaranteed/insured	$65,333	$75,148
Conventional	621,309	723,983
Total unpaid principal balance	$686,642	$799,131

As of September 30, 2014 and December 31, 2013, approximately 77% of our outstanding mortgage loans had been purchased from our former member, Washington Mutual Bank, F.S.B. (which was acquired by JPMorgan Chase Bank, N.A., a nonmember).
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
Credit Products
We consider the payment status, collateral types and concentrations, and our borrowers' financial condition to be primary indicators of credit quality for our credit products. As of September 30, 2014 and December 31, 2013, we had rights to collateral on a borrower-by-borrower basis with a value in excess of our outstanding extensions of credit. As of September 30, 2014 and December 31, 2013, we had no credit products that were past due, on nonaccrual status, or considered impaired.
Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis, and the repayment history on credit products, we have not incurred any credit losses on credit products outstanding as of September 30, 2014 and December 31, 2013. Accordingly, we have not recorded any allowance for credit losses for this asset portfolio. In addition, as of September 30, 2014 and December 31, 2013, no liability was recorded to reflect an allowance for credit losses for credit exposures not recorded on the statements of condition. For additional information on credit exposure on unrecorded commitments, see Note 14.
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

Allowance for Credit Losses on Mortgage Loans Held for Portfolio

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans held for portfolio for the three and nine months ended September 30, 2014 and 2013, as well as the recorded investment in mortgage loans by impairment methodology as of September 30, 2014 and 2013.

	As of and For the Three Months Ended September 30,		As of and For the Nine Months Ended September 30,
Allowance for Credit Losses - Conventional Mortgage Loans	2014	2013	2014	2013
(in thousands)
Balance, beginning of period	$1,257	$2,165	$934	$2,326
Less: Charge-offs (1)	—	—	(34)	(132)
Provision (benefit) for credit losses	(273)	(989)	84	(1,018)
Balance, end of period - collectively evaluated for impairment	$984	$1,176	$984	$1,176
Recorded investments of mortgage loans, end of period (2):
Individually evaluated for impairment			$17,380	$13,399
Collectively evaluated for impairment			$605,613	$755,715

(1)
For the nine months ended September 30, 2013, includes $37,000 of charge-offs on troubled debt restructurings (TDRs), which reduced the carrying value of the individually evaluated impaired mortgage loans. No charge-offs on TDRs were recorded during the nine months ended September 30, 2014.

(2)
Includes the unpaid principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

As a result of our September 30, 2014 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses was in excess of the amount required to absorb the expected credit losses on our mortgage loan portfolio. Accordingly, we recorded a benefit for credit losses of $273,000 for the three months ended September 30, 2014. This benefit partially offset the provision we recorded in the first half 2014 resulting in a net provision for credit losses of $84,000 for the nine months ended September 30, 2014. We recorded a benefit for credit losses of $1.0 million for the three and nine months ended September 30, 2013.
In addition to PMI and LRA, we formerly maintained supplemental mortgage insurance (SMI) to cover losses on our conventional mortgage loans over and above the losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Under FHFA regulation, SMI from an insurance provider rated "AA" or equivalent by a NRSRO must be obtained, unless this requirement is waived by the regulator. In 2008, because the credit rating on our SMI provider was lowered from "AA-" to "A," we cancelled our SMI policies. As of September 30, 2014, while we have determined that the LRA and our previously recorded allowance for credit losses were in excess of the amount required to absorb the expected credit losses on our mortgage loan portfolio, we remain in technical violation of the regulatory requirement to provide SMI on our MPP conventional mortgage loans.

Credit Quality Indicators
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans held for portfolio as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014			As of December 31, 2013
Recorded Investment (1) in Delinquent Mortgage Loans	Conventional	Government-Guaranteed	Total	Conventional	Government-Guaranteed	Total
(in thousands, except percentages)
Mortgage loans:
Past due 30-59 days delinquent and not in foreclosure	$19,515	$8,990	$28,505	$20,156	$8,963	$29,119
Past due 60-89 days delinquent and not in foreclosure	7,804	2,850	10,654	8,378	3,427	11,805
Past due 90 days or more delinquent (2)	25,513	7,569	33,082	31,042	9,923	40,965
Total past due	52,832	19,409	72,241	59,576	22,313	81,889
Total current loans	570,161	46,573	616,734	666,633	53,601	720,234
Total mortgage loans	$622,993	$65,982	$688,975	$726,209	$75,914	$802,123
Accrued interest - mortgage loans	$2,751	$305	$3,056	$3,217	$352	$3,569
Other delinquency statistics:
In process of foreclosure included above (2) (3)	$20,746	None	$20,746	$24,026	None	$24,026
Serious delinquency rate (4)	4.1%	11.5%	4.8%	4.3%	13.1%	5.1%
Past due 90 days or more still accruing interest	$—	$7,569	$7,569	$—	$9,923	$9,923
Loans in non-accrual status (5)	$25,513	None	$25,513	$34,214	None	$34,214
REO(6)	$1,220	None	$1,220	$3,419	None	$3,419

(1)
Includes the unpaid principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct writedowns. The recorded investment excludes any valuation allowance.

(2)
Conventional mortgage loans includes loans classified as TDRs. As of September 30, 2014 and December 31, 2013, $7.0 million and $6.7 million of our recorded investment in TDRs was 90 days or more past due and in the process of foreclosure (non-performing).

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
Individually Evaluated Mortgage Loans
The following table presents our average recorded investment balances and related interest income recognized on our individually evaluated mortgage loans for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,
	2014		2013
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
Conventional mortgage loans	$17,104	$131	$13,533	$—

	For the Nine Months Ended September 30,
	2014		2013
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
Conventional mortgage loans	$15,260	$333	$13,461	$—
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
The following table presents our post-modification recorded investment at modification date for mortgage loans classified as TDR during the three and nine months ended September 30, 2014 and 2013. Our pre-modification recorded investment in TDRs was not materially different from the post-modification recorded investment amount due to the minimal change in terms of modified loans.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
TDRs - Recorded Investment Balance at Modification Date	2014	2013	2014	2013
(in thousands)
Conventional mortgage loans	$2,334	$1,192	$6,664	$3,613
The following table presents the recorded investment balances of performing and non-performing mortgage loans classified as TDRs as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014			As of December 31, 2013
TDRs - Performing and Non-Performing	Performing	Non-performing	Total	Performing	Non-performing	Total
(in thousands)
Conventional mortgage loans	$10,386	$6,994	$17,380	$5,912	$6,659	$12,571

As of September 30, 2014, our TDRs were comprised of 93 mortgage loans discharged in bankruptcy proceedings and 21 mortgage loans with modified terms (i.e., recapitalization of past due principal and interest payments) agreed to by both the Seattle Bank and the mortgage loan holder. During the second quarter of 2014, we refined our processes for identification of TDRs and for characterization of defaulted TDRs. As a result, included in the number of mortgage loans discharged in bankruptcy proceedings as of September 30, 2014, were 13 mortgage loans with aggregate recorded investment balances of $2.2 million and TDR classification dates prior to the second quarter of 2014. In addition, under the refined methodology, during the nine months ended September 30, 2014 and 2013, we had $3.6 million and $3.5 million recorded investment balances of loans that had been classified as TDRs within the previous twelve-month period that experienced a default. A borrower is considered to have defaulted on a TDR if the borrower's contractually due principal or interest is 60 days or more past due at any time during the period presented.
REO
We had $1.2 million and $3.4 million of REO recorded in "Other assets" on our statements of condition as of September 30, 2014 and December 31, 2013.
Federal Funds Sold and Securities Purchased Under Agreements to Resell
These investments are generally short-term (primarily overnight), and the recorded balance approximates fair value. We invest in federal funds with counterparties that are considered to be of investment quality by the Seattle Bank, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of September 30, 2014 and December 31, 2013 were repaid or are expected to be repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with counterparties that are considered to be of investment quality by the Seattle Bank. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities purchased under agreements to resell as of December 31, 2013. We held no securities purchased under agreements to resell as of September 30, 2014.
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
We document, at inception, all relationships between derivatives designated as hedging instruments and hedged items, and include our risk management objectives and strategies for undertaking the various hedging transactions and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to: (1) assets or liabilities on the statements of condition or (2) firm commitments. We also formally assess (both at the hedge relationship's inception and at least quarterly thereafter) whether the derivatives in fair value hedging relationships have been effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. We generally use regression analysis to assess the effectiveness of our hedging relationships.
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
The following tables summarize the notional amounts and the fair values of our derivatives, including the effect of qualifying netting arrangements and cash collateral as of September 30, 2014 and December 31, 2013. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of September 30, 2014
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$19,737,853	$146,342	$239,725
Interest-rate caps or floors	10,000	—	—
Total derivatives designated as hedging instruments	19,747,853	146,342	239,725
Derivatives not designated as hedging instruments:
Interest-rate swaps	2,972,513	14,470	14,840
Interest-rate swaptions	375,000	818	—
Total derivatives not designated as hedging instruments	3,347,513	15,288	14,840
Total derivatives before netting and collateral adjustments	$23,095,366	161,630	254,565
Total netting and cash collateral adjustments *		(109,939)	(182,413)
Derivative assets and derivative liabilities as reported on the statements of condition		$51,691	$72,152

	As of December 31, 2013
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$20,808,725	$240,887	$288,271
Interest-rate caps or floors	10,000	1	—
Total derivatives designated as hedging instruments	20,818,725	240,888	288,271
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,979,583	4,235	3,291
Interest-rate swaptions	400,000	3,424	25
Total derivatives not designated as hedging instruments	2,379,583	7,659	3,316
Total derivatives before netting and collateral adjustments:	$23,198,308	248,547	291,587
Total netting and cash collateral adjustments *		(194,053)	(240,004)
Derivative assets and derivative liabilities as reported on the statements of condition		$54,494	$51,583

*	Amounts represent the effect of legally enforceable netting arrangements that allow the Seattle Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member or counterparty. As of September 30, 2014, we placed $72.5 million of cash collateral. As of December 31, 2013, we held $21.9 million and placed $67.8 million of cash collateral.
The following table presents the components of "Net gain on derivatives and hedging activities" as presented in the statements of income for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Gain on Derivatives and Hedging Activities	2014	2013	2014	2013
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Net gain (loss) related to fair value hedge ineffectiveness - Interest-rate swaps	$(142)	$2,642	$1,093	$1,244
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(185)	135	1,886	642
Interest-rate swaptions	364	(225)	(2,252)	693
Net interest settlements	138	168	1,869	151
Offsetting transactions:
Interest-rate swaps	—	—	(12)	—
Total net gain related to derivatives not designated as hedging instruments	317	78	1,491	1,486
Net gain on derivatives and hedging activities	$175	$2,720	$2,584	$2,730

The following tables present, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships, and the impact of those derivatives on our net interest income for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30, 2014
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$32,799	$(32,722)	$77	$(21,985)
AFS securities	8,581	(8,257)	324	(14,529)
Consolidated obligation bonds	(38,077)	37,565	(512)	28,370
Consolidated obligation discount notes	(40)	9	(31)	2
Total	$3,263	$(3,405)	$(142)	$(8,142)

	For the Three Months Ended September 30, 2013
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(1,825)	$1,726	$(99)	$(21,270)
AFS securities	4,427	(976)	3,451	(11,478)
Consolidated obligation bonds	13,529	(14,234)	(705)	38,665
Consolidated obligation discount notes	(15)	10	(5)	11
Total	$16,116	$(13,474)	$2,642	$5,928

	For the Nine Months Ended September 30, 2014
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$21,434	$(23,098)	$(1,664)	$(64,889)
AFS securities	(88,316)	85,214	(3,102)	(43,925)
Consolidated obligation bonds	14,973	(9,112)	5,861	91,769
Consolidated obligation discount notes	(115)	113	(2)	76
Total	$(52,024)	$53,117	$1,093	$(16,969)

	For the Nine Months Ended September 30, 2013
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$114,152	$(111,625)	$2,527	$(64,168)
AFS securities	107,588	(96,553)	11,035	(26,698)
Consolidated obligation bonds	(186,903)	174,598	(12,305)	112,686
Consolidated obligation discount notes	(13)	—	(13)	12
Total	$34,824	$(33,580)	$1,244	$21,832

(1)	These amounts are reported in "Other Income (Loss)" under "Net gain on derivatives and hedging activities."

(2)
The periodic net interest settlements on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item. Amounts exclude amortization of hedging adjustments.

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
    Certain of our bilateral derivative agreements include provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating were lowered by a major credit rating agency, we might be required to deliver additional collateral on certain bilateral derivative agreements in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a liability position as of September 30, 2014 was $96.1 million, for which we posted collateral (including cash and securities) of $43.3 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level (from "AA" to "A") as of September 30, 2014, we would have been required to deliver up to an additional $43.4 million of collateral at fair value to our bilateral derivative counterparties.
For cleared derivatives, the clearinghouse determines initial margin requirements and, generally, credit ratings are not factored into the initial margin. However, clearing members may require additional initial margin to be posted based on credit events, including, but not limited to, credit rating downgrades. We were not required to post additional initial margin by our clearing members as of September 30, 2014.

Offsetting of Derivative Assets and Derivative Liabilities

We present derivative instruments, related cash collateral (including initial margin pledged and variation margin received or pledged), and associated accrued interest, on a net basis by clearing member (if applicable) and by counterparty when it has met the netting requirements.
The following table presents, as of September 30, 2014 and December 31, 2013, the fair value of gross and net derivative assets and liabilities meeting netting requirements, including the related collateral received from or pledged to counterparties. As of September 30, 2014 and December 31, 2013, we had no derivative instruments not meeting netting requirements.

	As of September 30, 2014		As of December 31, 2013
Offsetting of Derivative Assets and Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(in thousands)
Derivative instruments meeting netting requirements:
Gross recognized amount
Bilateral derivatives	$152,823	$222,985	$218,613	$285,603
Cleared derivatives	8,807	31,580	29,934	5,984
Total gross recognized amount	161,630	254,565	248,547	291,587
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(126,897)	(150,833)	(189,877)	(234,020)
Cleared derivatives	16,958	(31,580)	(4,176)	(5,984)
Total gross amounts of netting adjustments and cash collateral	(109,939)	(182,413)	(194,053)	(240,004)
Net amounts after offsetting adjustments:
Bilateral derivatives	25,926	72,152	28,736	51,583
Cleared derivatives	25,765	—	25,758	—
Total net amounts after offsetting adjustments	51,691	72,152	54,494	51,583
Non-cash collateral received or pledged not offset:
Cannot be sold or repledged: *
Bilateral derivatives	19,402	—	16,632	—
Total collateral that cannot be sold or repledged *	19,402	—	16,632	—
Net unsecured amount:
Bilateral derivatives	6,524	72,152	12,104	51,583
Cleared derivatives	25,765	—	25,758	—
Total net unsecured amount	$32,289	$72,152	$37,862	$51,583

*	Non-cash collateral consists of GSE and U.S. Treasury securities at fair value.
Note 10—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and consolidated obligation discount notes, are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the FHFA authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. For a discussion of the joint and several liability regulation, see Note 12 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2013 10-K. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2014 and through the filing date of this report, we do not believe that it is probable that we will be asked to do so. The par amounts of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were $816.9 billion and $766.8 billion as of September 30, 2014 and December 31, 2013. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf and becomes the primary obligor for the proceeds it receives.
Consolidated Obligation Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds and have original maturities of one year or less. These notes are generally issued at less than their face amount and are redeemed at par value when they mature. The following table summarizes our outstanding consolidated obligation discount notes as of September 30, 2014 and December 31, 2013.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate *
(in thousands, except interest rates)
As of September 30, 2014	$13,309,790	$13,311,135	0.06
As of December 31, 2013	$14,989,009	$14,990,400	0.08

*	Represents a bond equivalent yield.
Consolidated Obligation Bonds
Redemption Terms
The following table summarizes our outstanding consolidated obligation bonds by remaining contractual term-to-maturity as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014		As of December 31, 2013
Remaining Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$6,020,000	0.33	$6,001,500	1.05
Due after one year through two years	3,308,160	0.85	1,584,660	0.92
Due after two years through three years	1,624,000	0.81	2,318,500	1.03
Due after three years through four years	2,999,650	1.75	1,565,000	1.59
Due after four years through five years	1,320,245	3.37	2,036,650	1.72
Thereafter	2,884,070	2.42	3,819,810	2.90
Total par value	18,156,125	1.26	17,326,120	1.57
Premiums	5,848		3,846
Discounts	(8,638)		(8,940)
Hedging adjustments	88,483		92,841
Fair value option valuation adjustments	(21)		20
Total	$18,241,797		$17,413,887
The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. We become the primary obligor on consolidated obligation bonds we accept as transfers from other FHLBanks. As of September 30, 2014 and December 31, 2013, we had consolidated obligation bonds outstanding that were transferred from the FHLBank of Chicago with par values of $10.0 million and $132.0 million and unamortized net premium balances of $1,000 and $242,000. We transferred no consolidated obligation bonds to other FHLBanks for the nine months ended September 30, 2014 and 2013.
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
Our consolidated obligation bonds outstanding by call feature consisted of the following as of September 30, 2014 and December 31, 2013.

Par Value of Consolidated Obligation Bonds by Call Feature	As of September 30, 2014	As of December 31, 2013
(in thousands)
Non-callable	$9,575,770	$11,278,270
Callable	8,580,355	6,047,850
Total par value	$18,156,125	$17,326,120

The following table summarizes our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of September 30, 2014 and December 31, 2013.

Par Value of Consolidated Obligation Bonds - Earlier of Term-to-Maturity or Next Call Date	As of September 30, 2014	As of December 31, 2013
(in thousands)
Due in one year or less	$13,600,355	$11,919,350
Due after one year through two years	2,038,160	1,609,660
Due after two years through three years	349,000	1,653,500
Due after three years through four years	591,000	250,000
Due after four years through five years	708,245	316,000
Thereafter	869,365	1,577,610
Total par value	$18,156,125	$17,326,120
The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment type as of September 30, 2014 and December 31, 2013.

Par Value of Consolidated Obligation Bonds Outstanding - Interest-Rate Payment Types	As of September 30, 2014	As of December 31, 2013
(in thousands)
Fixed	$15,554,420	$14,456,920
Step-up	2,116,705	1,714,200
Variable	285,000	925,000
Capped variable	200,000	200,000
Range	—	30,000
Total par value	$18,156,125	$17,326,120
We elect, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation discount notes and bonds with original maturities of one year or less to assist in mitigating potential income statement volatility that can arise from derivatives not designated as hedging instruments. Prior to entering into a short-term consolidated obligation bond or discount note trade, we perform a preliminary evaluation of the effectiveness of the bond or discount note and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we may elect the fair value option on the consolidated obligation bond or discount note. As of September 30, 2014 and December 31, 2013, we had $2.0 billion and $500.0 million par value of outstanding consolidated obligation bonds and $500.0 million and $1.0 billion par value of outstanding consolidated obligation discount notes on which we elected the fair value option. See Note 12 for additional information on these consolidated obligations and the fair value option.
Concessions on Consolidated Obligations
Unamortized concessions included in "Other assets" on our statements of condition were $2.7 million and $3.0 million as of September 30, 2014 and December 31, 2013. The amortization of these types of concessions included in consolidated obligation interest expense totaled $535,000 and $1.6 million for the three and nine months ended September 30, 2014, compared to $620,000 and $1.7 million for the same periods in 2013.

Note 11—Capital
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value per share (1)	$100	$100
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (2)	Yes
Statutory redemption period (3)	6 months	5 years
Total outstanding balance (including MRCS):
September 30, 2014	$89,418	$2,312,925
December 31, 2013	$112,062	$2,558,605

(1)	Par value also represents the per share issue, redemption, repurchase, and transfer price between members.

(2)	Effective June 1, 2009, the Board suspended the issuance of Class A capital stock.

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
Only Class B capital stock can be used to meet the membership stock purchase requirement. Subject to the limitations specified in the Capital Plan, a member may use Class B capital stock or Class A capital stock to meet its activity stock purchase requirement. Under the Capital Plan, the Board may set the members' advance stock purchase requirement between 2.5% and 6.0% of a member’s outstanding principal balance of advances. For the nine months ended September 30, 2014 and 2013, the member activity stock purchase requirement was 4.5%. In addition, subject to the Seattle Bank’s approval, the Capital Plan allows the transfer of excess stock between unaffiliated members pursuant to the requirements of the Capital Plan.
Our Capital Plan provides for an excess stock pool, which comprises the aggregate amount of excess capital stock (i.e., stock not being used for membership or activity requirements) held by all of our shareholders. The excess stock pool enables a member, when receiving advances from us, to satisfy its advance stock purchase requirement by relying on capital that is associated with total outstanding excess stock rather than purchasing additional stock in the Seattle Bank. As of September 30, 2014, members were using the excess stock pool to support $82.4 million in outstanding advances. However, due to our sustained periods of stock repurchases and dividend payment activity, effective October 10, 2014, we closed the excess stock pool for new and renewing advances. Outstanding advances supported by the excess stock pool were not affected by this change.
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

The following table presents a summary of our MRCS activity for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
MRCS Activity	2014	2013	2014	2013
(in thousands)
Balance, beginning of period	$1,635,217	$1,790,607	$1,747,690	$1,186,204
Capital stock transferred to (from) MRCS, net	3,102	(805)	83,513	630,761
Repurchases of MRCS	(94,426)	(19,754)	(282,518)	(46,917)
Cancellation of redemption requests	(393)	—	(5,185)	—
Balance, end of period	$1,543,500	$1,770,048	$1,543,500	$1,770,048
In April 2014, our Board approved waiving the redemption cancellation fee for members submitting a request to cancel outstanding stock redemption requests prior to June 30, 2014. During second quarter 2014, six members cancelled their redemption request for $5.1 million ($4.8 million of which was classified as MRCS) of previously outstanding capital stock. In September 2014, our Board approved waiving the redemption cancellation fee for one additional member's cancellation of its redemption request relating to $393,000 of previously outstanding capital stock classified as MRCS.
The following table presents the amount of MRCS by year of scheduled redemption as of September 30, 2014. The year of redemption in the table reflects (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of September 30, 2014
MRCS - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$4,163	$27,651
One year through two years	—	24,897
Two years through three years	—	5,009
Three years through four years	—	559,717
Thereafter	—	86,304
Past contractual redemption date due to remaining activity (1)	246	34,836
Past contractual redemption date due to regulatory action (2)	49,546	751,131
Total	$53,955	$1,489,545

(1)
Represents MRCS that is past the end of the contractual redemption period because there is activity outstanding to which the MRCS relates. MRCS is redeemable at final maturity of related advances and mortgage loans.

(2)	See "Consent Arrangements" below for discussion of the Seattle Bank's MRCS restrictions.
In April 2013, as a result of a corporate restructuring, Bank of America Oregon, N.A., our then largest borrower, merged into its parent, BANA. At that time, Bank of America Oregon, N.A. ceased to be a member of the Seattle Bank, and all outstanding advances and capital stock were assumed by BANA, a nonmember. Class B capital stock totaling $584.1 million was transferred from equity to MRCS liability. The balance in MRCS is primarily due to the transfer of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase Bank, N.A., a nonmember, and the transfer of Bank of America, Oregon, N.A.'s capital stock. Of the Class A and Class B MRCS shown in the table above, these former members' stock comprises $1.1 billion of the Class B balance as of September 30, 2014.
Capital Concentration
As of September 30, 2014 and December 31, 2013, two successors to former members, BANA and JPMorgan Chase Bank, N.A., held a combined total of 46% and 49% of our total outstanding capital stock, including MRCS.
Stock Repurchases and Redemptions
Although we continue to be restricted from unlimited repurchases and redemptions of capital stock under the terms of the Amended Consent Arrangement (see Consent Arrangements below), in September 2012, we implemented an excess capital stock repurchase program, with FHFA non-objection, to repurchase up to $25 million of excess capital stock per quarter. Also, in February 2014, we implemented a separate excess capital stock redemption program, with FHFA non-objection, to redeem up to $75 million per quarter of excess capital stock on which the redemption waiting period has been satisfied. Under these programs, in the first three quarters of 2014, we repurchased $71.5 million and redeemed $224.6 million, of excess capital stock. Since implementing the programs, we have repurchased a total of $440.7 million of excess capital stock. Further, we repurchased $3.0 million, including $868,000 in the first three quarters of 2014, of excess Class B capital stock that had been purchased by members on or after October 27, 2010 for activity purposes (which type of repurchase we are authorized to make without regard to amount.)
The following table presents the amount of excess capital stock repurchases and redemptions pursuant to the repurchase and redemption programs as well as repurchases of excess Class B capital stock originally purchased on or after October 27, 2010 for activity purposes for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Capital Stock Repurchases	2014	2013	2014	2013
(in thousands)
Excess capital stock repurchase program:
Capital stock classified as equity	$4,067	$4,399	$13,535	$25,324
Capital stock classified as MRCS	19,564	19,754	57,917	46,917
Excess capital stock repurchases	23,631	24,153	71,452	72,241
Excess capital stock redemptions	74,862	—	224,601	—
Excess capital stock for activity purposes	42	5	868	1,759
Total	$98,535	$24,158	$296,921	$74,000
In October 2014, following FHFA non-objection, we announced that we will repurchase up to $100 million of excess capital stock during fourth quarter 2014. We will repurchase, on a pro-rata basis, up to $25 million of excess capital stock from across our shareholder base and redeem up to $75 million of excess capital stock on which the redemption waiting period has been satisfied.
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
Voting
Each member has the right to vote its capital stock for the election of directors to the Seattle Bank's Board and for ratification of an agreement to voluntarily merge with another FHLBank, subject to certain limitations on the maximum number of shares that can be voted, as set forth in applicable laws and regulations.
Dividends
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings, unless otherwise prohibited. In accordance with the Amended Consent Arrangement, as discussed below, we are required to obtain written non-objection from the FHFA prior to paying dividends on our capital stock. The following table presents the cash dividends paid, with FHFA non-objection, during the nine months ended September 30, 2014 and 2013. The dividends declared in each quarter were based on net income during the immediately preceding quarter and dividends paid in each quarter were based on average Class A and Class B stock outstanding during the immediately preceding quarter. Dividends on capital stock were recorded as dividends on our statements of capital, and dividends on MRCS were recorded as interest expense on MRCS on our statements of income.

Cash Dividends	Payment Date	Dividend per Share	Dividends on Capital Stock	Dividends on MRCS	Total Dividends
(in thousands, except per share data)
For the Nine Months Ended September 30, 2014:
First quarter	02/28/14	$0.025	$231	$441	$672
Second quarter	04/30/14	0.025	229	436	665
Third quarter	07/31/14	0.025	231	413	644
For the Nine Months Ended September 30, 2013:
Third quarter *	07/30/13	0.025	231	452	683

*	No dividends were paid on our Class A and Class B capital stock during the first half of 2013.

In addition, our Board declared a $0.025 per share cash dividend, based on third quarter 2014 net income. With FHFA non-objection, the dividend, which was paid on October 31, 2014, totaled $621,000, $212,000 of which was recorded as dividends on capital stock and $409,000 of which was recorded as interest expense on MRCS and was based on average Class A and Class B stock outstanding during third quarter 2014.
FHFA regulations limit an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of its total assets. As of September 30, 2014, we had excess capital stock of $1.7 billion, or 4.9%, of our total assets.
Capital Requirements
We are subject to three capital requirements under our Capital Plan and FHFA rules and regulations: risk-based capital, regulatory capital-to-assets ratio, and leverage capital-to-assets ratio. We complied with all of these capital requirements as of September 30, 2014 and December 31, 2013.

•
Risk-based capital. We must maintain at all times permanent capital, defined as Class B capital stock (including Class B MRCS) and retained earnings as defined according to GAAP, in an amount at least equal to the sum of our credit-risk, market-risk, and operational-risk capital requirements, all of which are calculated in accordance with the rules and regulations of the FHFA.

•
Regulatory capital-to-assets ratio. We are required to maintain at all times a regulatory capital-to-assets ratio of at least 4.00%. Total regulatory capital is the sum of permanent capital (including Class B capital stock, Class B MRCS, and retained earnings), Class A capital stock (including Class A MRCS), any general loss allowance (if consistent with GAAP and not established for specific assets), and other amounts from sources determined by the FHFA as available to absorb losses. Total regulatory capital does not include AOCI, but does include MRCS.

•
Leverage capital-to-assets ratio. We are required to maintain at all times a leverage capital-to-assets ratio of at least 5.00%. Leverage capital is defined as the sum of: (1) permanent capital weighted by a 1.5 multiplier plus (2) all other capital without a weighting factor.

The FHFA may require us to maintain capital levels in excess of the regulatory minimums described above.
The following table presents our regulatory capital requirements compared to our actual capital positions as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014		As of December 31, 2013
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,256,428	$2,640,078	$1,362,625	$2,845,695
Regulatory capital-to-assets ratio	4.00%	7.79%	4.00%	8.25%
Total regulatory capital	$1,400,680	$2,729,496	$1,434,813	$2,957,757
Leverage capital-to-assets ratio	5.00%	11.56%	5.00%	12.21%
Leverage capital	$1,750,850	$4,049,535	$1,793,516	$4,380,605
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
Consent Arrangements
In October 2010, the Seattle Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (together with the related agreements, the 2010 Consent Arrangement), which set forth certain requirements regarding our financial performance, capital management, asset composition, and other operational and risk management improvements, and placed restrictions on our redemptions and repurchases of capital stock and our payment of dividends. Since 2010, we have developed and implemented numerous plans and policies to address the 2010 Consent Arrangement requirements and remediate associated supervisory concerns, and our financial performance has improved significantly. In November 2013, the Seattle Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FHFA, effective November 22, 2013 (together, with related understandings with the FHFA, the Amended Consent Arrangement), which superseded the 2010 Consent Arrangement. Although the Amended Consent Arrangement requires us to continue adhering to the terms of plans and policies that we adopted to address the 2010 Consent Arrangement requirements, we are no longer subject to other requirements, including minimum financial metrics and detailed monthly tracking and reporting.

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
Retained Earnings
Capital Agreement
In 2011, each of the 12 FHLBanks entered into the Joint Capital Enhancement Agreement, as amended (Capital Agreement), which is intended to enhance the capital position of each FHLBank. Under the Capital Agreement, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends. In compliance with our amended Capital Plan, we allocated $8.2 million and $9.5 million of net income to restricted retained earnings and $32.6 million and $38.0 million to unrestricted retained earnings for the nine months ended September 30, 2014 and 2013. We reported total retained earnings of $327.2 million as of September 30, 2014, compared to $287.1 million as of December 31, 2013.

Accumulated Other Comprehensive Income (Loss)
The following tables present the net change in AOCI for the three and nine months ended September 30, 2014 and 2013.

Net Change in AOCI for the Three Months Ended September 30, 2014 and 2013	Unrealized Gain (Loss) on AFS Securities (Note 3)	Unrealized Gain (Loss) on OTTI AFS Securities (Notes 3 and 5)	Non-credit Portion of OTTI Losses on HTM Securities (Notes 4 and 5)	Pension Benefits *	Total AOCI
(in thousands)
Balance, June 30, 2013	$(4,338)	$(90,866)	$(15,994)	$(854)	$(112,052)
Other comprehensive income (loss) before reclassifications:
Net change in fair value	(4,303)	(6,167)	—	—	(10,470)
Accretion of non-credit loss	—	—	788	—	788
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI	—	1,495	—	—	1,495
Amortization - pension and postretirement	—	—	—	14	14
Net current period other comprehensive (loss) income	(4,303)	(4,672)	788	14	(8,173)
Balance, September 30, 2013	$(8,641)	$(95,538)	$(15,206)	$(840)	$(120,225)
Balance, June 30, 2014	$13,592	$16,894	$(12,930)	$(573)	$16,983
Other comprehensive income (loss) before reclassifications:
Net change in fair value	4,334	38	—	—	4,372
Accretion of non-credit loss	—	—	751	—	751
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI	—	1,556	—	—	1,556
Amortization - pension and postretirement	—	—	—	6	6
Net current period other comprehensive income	4,334	1,594	751	6	6,685
Balance, September 30, 2014	$17,926	$18,488	$(12,179)	$(567)	$23,668

Net Change in AOCI for the Nine Months Ended September 30, 2014 and 2013	Unrealized Gain (Loss) on AFS Securities (Note 3)	Unrealized Gain (Loss) on OTTI AFS Securities (Notes 3 and 5)	Non-credit Portion of OTTI Losses on HTM Securities (Notes 4 and 5)	Pension Benefits *	Total AOCI
(in thousands)
Balance, December 31, 2012	$16,093	$(224,061)	$(17,616)	$(884)	$(226,468)
Other comprehensive income (loss) before reclassifications:
Net change in fair value	(24,734)	127,589	—	—	102,855
Accretion of non-credit loss	—	—	2,410	—	2,410
Reclassifications from other comprehensive income (loss) to net income:
Net realized gain on securities	—	(903)	—	—	(903)
Non-credit OTTI to credit OTTI	—	1,837	—	—	1,837
Amortization - pension and postretirement	—	—	—	44	44
Net current period other comprehensive (loss) income	(24,734)	128,523	2,410	44	106,243
Balance, September 30, 2013	$(8,641)	$(95,538)	$(15,206)	$(840)	$(120,225)
Balance, December 31, 2013	$(15,336)	$(41,429)	$(14,418)	$(585)	$(71,768)
Other comprehensive income (loss) before reclassifications:
Net change in fair value	33,262	56,732	—	—	89,994
Accretion of non-credit loss	—	—	2,239	—	2,239
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI	—	3,185	—	—	3,185
Amortization - pension and postretirement	—	—	—	18	18
Net current period other comprehensive income	33,262	59,917	2,239	18	95,436
Balance, September 30, 2014	$17,926	$18,488	$(12,179)	$(567)	$23,668

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
For instruments carried at fair value, we review the fair value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. We had no transfers between fair value hierarchies for the nine months ended September 30, 2014 and 2013.
Fair Value Summary Tables
The Fair Value Summary Tables below do not represent an estimate of the overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities. The following tables summarize the carrying value, fair values, and the level within the fair value hierarchy of our financial instruments as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$1,042,799	$1,042,799	$1,042,799	$—	$—	$—
Deposits with other FHLBanks	194	194	194	—	—	—
Federal funds sold	5,741,000	5,741,069	—	5,741,069	—	—
AFS securities	7,787,681	7,787,681	—	6,514,436	1,273,245	—
HTM securities	9,416,209	9,463,600	—	9,114,000	349,600	—
Advances (1)	10,225,898	10,299,686	—	10,299,686	—	—
Mortgage loans held for portfolio, net	684,935	727,101	—	727,101	—	—
Accrued interest receivable	43,410	43,410	—	43,410	—	—
Derivative assets	51,691	51,691	—	161,630	—	(109,939)
Other assets (rabbi trust)	2,819	2,819	2,819	—	—	—
Financial liabilities:
Deposits	462,138	462,129	—	462,129	—	—
Consolidated obligations:
Discount notes (2)	13,309,790	13,309,411	—	13,309,411	—	—
Bonds (3)	18,241,797	18,411,493	—	18,411,493	—	—
MRCS	1,543,500	1,543,500	1,543,500	—	—	—
Accrued interest payable	54,180	54,180		54,180	—	—
Derivative liabilities	72,152	72,152	—	254,565	—	(182,413)

	As of December 31, 2013
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$1,459,261	$1,459,261	$1,459,261	$—	$—	$—
Deposit with other FHLBanks	106	106	106	—	—	—
Securities purchased under agreements to resell	1,500,000	1,500,000	—	1,500,000	—	—
Federal funds sold	5,013,000	5,013,058	—	5,013,058	—	—
AFS securities	6,601,503	6,601,503	—	5,323,218	1,278,285	—
HTM securities	9,431,473	9,434,285	—	9,019,859	414,426	—
Advances (1)	10,935,294	10,974,912	—	10,974,912	—	—
Mortgage loans held for portfolio, net	797,620	824,206	—	824,206	—	—
Accrued interest receivable	47,643	47,643	—	47,643	—	—
Derivative assets	54,494	54,494	—	248,547	—	(194,053)
Other assets (rabbi trust)	2,894	2,894	2,894	—	—	—
Financial liabilities:
Deposits	410,112	410,087	—	410,087	—	—
Consolidated obligations:
Discount notes (2)	14,989,009	14,989,092	—	14,989,092	—	—
Bonds (3)	17,413,887	17,493,408	—	17,493,408	—	—
MRCS	1,747,690	1,747,690	1,747,690	—	—	—
Accrued interest payable	62,892	62,892	—	62,892	—	—
Derivative liabilities	51,583	51,583	—	291,587	—	(240,004)

(1)	Carrying value includes $4.3 billion and $4.1 billion par value of hedged advances whose carrying value includes a hedging adjustment as of September 30, 2014 and December 31, 2013.

(2)
Carrying value includes $500.0 million and $1.0 billion of consolidated obligation discount notes recorded at fair value under the fair value option and $249.9 million and $1.5 billion of hedged consolidated obligation discount notes whose carrying value included a hedging adjustment as of September 30, 2014 and December 31, 2013.

(3)
Carrying value includes $2.0 billion and $500.0 million of consolidated obligation bonds recorded at fair value under the fair value option and $12.3 billion of hedged consolidated obligation bonds whose carrying value includes a hedging adjustment as of September 30, 2014 and December 31, 2013.

The fair value of commitments to extend credit for advances and commitments to issue consolidated obligations were immaterial as of September 30, 2014 and December 31, 2013.
Valuation Techniques and Significant Inputs
Outlined below are our valuation methodologies that involve Level 3 measurements or that have been enhanced during the nine months ended September 30, 2014. See Note 17 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2013 10-K for information concerning valuation techniques and significant inputs for our other financial assets and financial liabilities.
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
As of September 30, 2014, four prices were received for a majority of our MBS and the final prices for those securities were computed by averaging the prices received as discussed above. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or in those instances where there were outliers or significant yield variances, our additional analyses), we believe our final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and, given the lack of significant market activity for PLMBS, that the fair value measurements of these securities are classified appropriately as Level 3 within the fair value hierarchy.
As an additional step, we reviewed the final fair value estimates of our PLMBS holdings as of September 30, 2014 for reasonableness using an implied yield test. We calculated an implied yield for each of our PLMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the FHLBanks' OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any material adjustments to the fair value estimates were necessary.
Mortgage Loans Held for Portfolio
Consistent with past practice, we enhance our valuation processes when more detailed market information becomes available to us. As a result of changes in federal policies and mortgage-lending standards, we have incorporated additional considerations into our valuation process for our mortgage loans held for portfolio, including conformance to current GSE underwriting standards.

Fair Value Measurements
The following tables present, for each hierarchy level, our assets and liabilities that are measured at fair value on a recurring or non-recurring basis on our statements of condition as of September 30, 2014 and December 31, 2013. We measure TDRs, REO, and certain HTM securities at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., HTM securities are remeasured when an OTTI charge is recognized; TDRs and REO are remeasured as a result of becoming impaired). The estimated fair value of REO is based on the current property value, as provided by a third party vendor, adjusted for estimated selling costs.

	As of September 30, 2014
Fair Value Measurements	Total	Level 1	Level 2	Level 3	Netting Adjustment/Cash Collateral *
(in thousands)
Recurring fair value measurements:
AFS securities:
PLMBS	$1,273,245	$—	$—	$1,273,245	$—
Other U.S. agency obligations	4,089,142	—	4,089,142	—	—
GSE obligations	2,425,294	—	2,425,294	—	—
Derivative assets	51,691	—	161,630	—	(109,939)
Other assets (rabbi trust)	2,819	2,819	—	—	—
Total recurring assets at fair value	$7,842,191	$2,819	$6,676,066	$1,273,245	$(109,939)
Consolidated obligations:
Discount notes	$499,817	$—	$499,817	$—	$—
Bonds	1,999,979	—	1,999,979	—	—
Derivative liabilities	72,152	—	254,565	—	(182,413)
Total recurring liabilities at fair value	$2,571,948	$—	$2,754,361	$—	$(182,413)
Non-recurring fair value measurements:
Mortgage loans (TDRs)	$984	$—	$984	$—	$—
REO	306	—	—	306	—
Total non-recurring assets at fair value	$1,290	$—	$984	$306	$—

	As of December 31, 2013
Fair Value Measurements	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral *
(in thousands)
Recurring fair value measurements:
AFS securities:
PLMBS	$1,278,285	$—	$—	$1,278,285	$—
Other U.S. agency obligations	3,403,163	—	3,403,163	—	—
GSE obligations	1,920,055	—	1,920,055	—	—
Derivative assets	54,494	—	248,547	—	(194,053)
Other assets (rabbi trust)	2,894	2,894	—	—	—
Total recurring assets at fair value	$6,658,891	$2,894	$5,571,765	$1,278,285	$(194,053)
Consolidated obligations:
Discount notes	$999,890	$—	$999,890	$—	$—
Bonds	500,020	—	500,020	—	—
Derivative liabilities	51,583	—	291,587	—	(240,004)
Total recurring liabilities at fair value	$1,551,493	$—	$1,791,497	$—	$(240,004)
Non-recurring fair value measurements:
REO	$1,980	$—	$—	$1,980	$—
Total non-recurring assets at fair value	$1,980	$—	$—	$1,980	$—

*
Amounts that are subject to netting arrangements, other agreements, or operation of law that meet netting requirements and also cash collateral and related accrued interest held or placed with the same clearing member or counterparty.

The following table presents a reconciliation of our AFS PLMBS that are measured at fair value on our statements of condition on a recurring basis using significant unobservable inputs for the three and nine months ended September 30, 2014 and 2013.

	AFS PLMBS
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Fair Value Measurements Using Significant Unobservable Inputs	2014	2013	2014	2013
(in thousands)
Balance, beginning of period	$1,294,820	$1,296,204	$1,278,285	$1,293,764
Gain on sale of AFS securities	—	—	—	903
OTTI credit loss recognized in earnings	(1,556)	(1,495)	(3,185)	(1,837)
Credit loss accretion and related interest income	7,303	5,794	18,895	13,915
Unrealized gain (loss) on OTTI AFS securities	1,594	(4,672)	59,917	128,523
Sales	—	—	—	(41,799)
Settlements	(28,916)	(42,390)	(80,667)	(140,028)
Balance, end of period	$1,273,245	$1,253,441	$1,273,245	$1,253,441

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
We have elected, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation bonds and discount notes with original maturities of one year or less for operational ease or to assist in mitigating potential statement of income volatility that can arise from economic hedges. For the latter, prior to entering into a short-term consolidated obligation trade, we perform a preliminary evaluation of the effectiveness of the bond or discount note and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond or discount note. The potential earnings volatility associated with measuring only the derivative at fair value is the primary reason that we have elected the fair value option for these instruments.
The following tables present the activity on our consolidated obligation bonds and discount notes on which we elected the fair value option for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Obligation Bonds on Which Fair Value Option Has Been Elected	2014	2013	2014	2013
(in thousands)
Balance, beginning of the period	$499,956	$749,921	$500,020	$499,986
New transactions elected for fair value option	1,500,000	500,000	2,000,000	1,250,000
Maturities and terminations	—	(250,000)	(500,000)	(750,000)
Net change in fair value adjustments on financial instruments held under fair value option	23	129	(41)	64
Balance, end of the period	$1,999,979	$1,000,050	$1,999,979	$1,000,050

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Obligation Discount Notes on Which Fair Value Option Has Been Elected	2014	2013	2014	2013
(in thousands)
Balance, beginning of the period	$—	$349,881	$999,890	$1,249,442
New transactions elected for fair value option	500,000	1,000,000	500,000	1,350,000
Maturities and terminations	—	(100,000)	(1,000,000)	(1,350,000)
Net change in fair value adjustments on financial instruments held under fair value option	65	171	175	816
Unaccreted premium/discount	(248)	(417)	(248)	(623)
Balance, end of the period	$499,817	$1,249,635	$499,817	$1,249,635

For consolidated obligations recorded under the fair value option, only the related contractual interest expense is recorded as part of net interest income on the statements of income. The changes in fair value for instruments on which the fair value option has been elected are recorded as “Net loss on financial instruments under fair value option” in the statements of income. We determined that no instrument-specific credit-risk adjustments to the fair values of our consolidated obligation bonds and discount notes recorded under the fair value option were required as of September 30, 2014 and December 31, 2013.
The following tables present the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for consolidated obligation bonds and discount notes, as applicable, for which the fair value option has been elected as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over (Under) Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation discount notes	$500,000	$499,817	$(183)
Consolidated obligation bonds	2,000,000	1,999,979	(21)
Total	$2,500,000	$2,499,796	$(204)

	As of December 31, 2013
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over (Under) Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation discount notes	$1,000,000	$999,890	$(110)
Consolidated obligation bonds	500,000	500,020	20
Total	$1,500,000	$1,499,910	$(90)
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

The following tables set forth significant outstanding balances as of September 30, 2014 and December 31, 2013, and the income effect for the three and nine months ended September 30, 2014 and 2013, resulting from related party transactions.

Balances with Related Parties	As of September 30, 2014	As of December 31, 2013
(in thousands)
Assets:
Federal funds sold	$—	$215,000
AFS securities	482,366	485,094
HTM securities	107,587	146,286
Advances (par value)	3,442,997	4,081,877
Mortgage loans held for portfolio	530,453	616,191
Liabilities and capital:
Deposits	5,177	3,078
MRCS	1,171,365	1,374,802
Class B capital stock	85,321	88,025
Class A capital stock	1,151	1,212
Accumulated other comprehensive income (loss)	24,020	(4,952)
Other:
Notional amount of derivatives	7,346,137	6,302,913

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Income (Loss) with Related Parties	2014	2013	2014	2013
(in thousands)
Advances, net *	(4,099)	$(4,305)	$(12,073)	$(13,655)
Securities purchased under agreements to resell	—	177	—	1,760
Federal funds sold	—	105	39	395
AFS securities	3,895	3,296	10,182	8,296
HTM securities	355	574	1,148	2,047
Mortgage loans held for portfolio	7,305	8,988	23,180	29,277
Mandatorily redeemable capital stock	(325)	(353)	(1,013)	(353)
Net OTTI loss, credit portion	(53)	—	(65)	(158)
Total	$7,078	$8,482	$21,398	$27,609

*	Includes prepayment fee income and the effect of associated derivatives with related parties or their affiliates hedging advances with both related parties and non-related parties.

Transactions with Other FHLBanks
From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. We had no such transactions with other FHLBanks during the three and nine months ended September 30, 2014. We made $1.2 billion in loans to other FHLBanks, with maturities ranging from one to three days during the three and nine months ended September 30, 2013 and borrowed $13.0 million from other FHLBanks with maturities of one day, during the nine months ended September 30, 2013.
In December 2013, we entered into a three-month, renewable $150.0 million letter of credit participation with the FHLBank of Atlanta, which matured during first quarter 2014 and was not renewed. The fees earned on the letter of credit participation were not material for the three and nine months ended September 30, 2014.
In September 2013, we began offering the MPF Xtra product to our members. The MPF Xtra product is offered under the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago. (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago.) Through a purchase price adjustment, the FHLBank of Chicago receives a transaction fee for its administrative activities for the loans sold to Fannie Mae, and we receive a nominal fee from the FHLBank of Chicago for facilitating the sale of loans by Seattle Bank PFIs through the MPF Xtra product. During the three and nine months ended September 30, 2014, Seattle Bank PFIs delivered $7.0 million and $14.7 million of mortgage loans to the FHLBank of Chicago. Since the program began in September 2013, the amount of mortgage loans delivered during the three and nine months ended September 30, 2013, was immaterial. The fees received by the FHLBank of Chicago and the fees we earned on the mortgage loans sold through the MPF Xtra product were not material for the three and nine months ended September 30, 2014. For additional information regarding the MPF Xtra product, see Note 8 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2013 10-K.
As of September 30, 2014 and December 31, 2013, we had $194,000 and $106,000 on deposit with the FHLBank of Chicago for shared FHLBank System expenses and MPF Xtra program fees.
We may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability of a consolidated obligation rather than have new debt issued on our behalf by the Office of Finance. For information on debt transfers to or from other FHLBanks, see Note 10.
On September 25, 2014, we entered into the Merger Agreement with the Des Moines Bank. For information on the Merger Agreement, see Background.
Note 14—Commitments and Contingencies
The following table summarizes our commitments outstanding that are not recorded on our statements of condition as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014			As of December 31, 2013
Notional Amount of Unrecorded Commitments	Expire Within One Year	Expire After One Year	Total	Total
(in thousands)
Standby letters of credit outstanding (1)	$353,706	$21,589	$375,295	$490,866
Commitments to fund additional advances	5,000	—	5,000	200
Unsettled consolidated obligation bonds, at par (2)	110,000	—	110,000	315,000
Unsettled consolidated obligation discount notes, at par	2,230,000	—	2,230,000	300,000
Other commitments (3)	—	—	—	302,000
Total	$2,698,706	$21,589	$2,720,295	$1,408,066

(1)	Excludes unconditional commitments to issue standby letters of credit of $10.0 million as of September 30, 2014 and December 31, 2013.

(2)	As of September 30, 2014 and December 31, 2013, $110.0 million and $65.0 million of our unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

(3)	Includes $152.0 million of commitments to purchase investment securities and $150.0 million letter of credit participation with FHLBank of Atlanta as of December 31, 2013.
Commitments to Extend Credit
Standby letters of credit are executed for members for a fee. A standby letter of credit is a financing arrangement between the Seattle Bank and a member. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. As of September 30, 2014, the original terms of our outstanding standby letters of credit, including related commitments, ranged from 28 days to 7 years, including a final expiration in 2017.
Unearned fees for standby letter of credit-related transactions are recorded in "Other liabilities" and totaled $88,000 and $306,000 as of September 30, 2014 and December 31, 2013. We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members and have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on our analyses and collateral requirements, we did not consider it necessary to record an allowance for credit losses on these commitments.
In addition, we enter into commitments that legally bind us to fund additional advances. These commitments generally are for periods of up to 12 months.

Legal Proceedings
The Seattle Bank is currently involved in a number of legal proceedings against various entities relating to our purchases and subsequent impairment of certain PLMBS. After consultations with legal counsel, other than as may result from the legal proceedings referenced in the preceding sentence, we do not believe that the ultimate resolutions of any current matters will have a material impact on our financial condition, results of operations, or cash flows. See "Part II. Item 1. Legal Proceedings" for further information regarding legal proceedings.
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
Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others:

•
The ability of the Federal Home Loan Bank of Des Moines (Des Moines Bank) and the Seattle Bank (together, the Banks) to obtain Federal Housing Finance Agency (FHFA) and member approvals relating to the proposed merger of the Banks (the Proposed Merger), and otherwise complete the Proposed Merger efficiently and successfully;

•
Decreases in advance demand due to a decline in our members' need for funding or their use of alternative sources of wholesale funding, uncertainty associated with the Proposed Merger, or member failures, mergers, consolidations, or withdrawals from membership;

•
Our ability to attract new members and our existing members' willingness to transact business with us, which may be adversely affected by, among other things, uncertainty associated with the Proposed Merger and our inability to repurchase or redeem capital stock or pay dividends without FHFA non-objection;

•
Regulatory requirements and restrictions, including those resulting from our entering into a Stipulation and Consent to the Issuance of a Consent Order with the FHFA, effective November 22, 2013 (together with related understandings with the FHFA, the Amended Consent Arrangement), which superseded the previous Stipulation and Consent to the Issuance of a Consent Order and related understandings put in place in October 2010 (2010 Consent Arrangement), and potentially resulting from the notice of proposed rulemaking (NPRM) issued by the FHFA on September 2, 2014 as published in the Federal Register on September 12, 2014, relating to Federal Home Loan Bank (FHLBank) membership;

•
Actions taken by governmental entities, including the U.S. Congress, the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), the FHFA, or the Federal Deposit Insurance Corporation (FDIC), affecting housing finance reform, the FHLBank System, or our core mission activity (CMA) assets, or other action that could affect the capital and credit markets or our business;

•
Adverse changes in credit quality or market prices of our mortgage-related assets and liabilities, home price declines or increases that exceed or fall short of our expectations, changes in assumptions or timing of cash flows, or other factors that could affect our financial instruments, particularly our private-label mortgage-backed securities (PLMBS), and that could cause additional other-than-temporary impairment (OTTI) losses on our PLMBS, losses of market value, or other losses;

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

•
Our failure to identify, manage, mitigate, or remedy risks that could adversely affect our operations, including, among others, risks associated with credit and collateral management and operational risks arising from our information technology;

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

•	Our inability to retain or timely hire key personnel, particularly due to increased uncertainty arising from the Proposed Merger;

•	Changing accounting guidance, including changes relating to the recognition and measurement of financial instrument fair values, that could adversely affect our financial statements;

•	The need to make principal or interest payments for another FHLBank because of the joint and several liability of all FHLBanks for consolidated obligations; and

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
Overview
This discussion and analysis reviews our financial condition as of September 30, 2014 and December 31, 2013 and our results of operations for the three and nine months ended September 30, 2014 and 2013. It should be read in conjunction with our financial statements and condensed notes for the three and nine months ended September 30, 2014 and 2013 included in "Part I. Item 1. Financial Statements" in this report and our annual report on Form 10-K for the year ended December 31, 2013 (2013 10-K). In addition, the effect of our change to the contractual method for amortizing premiums and accreting discounts on our mortgage loans held for portfolio has been reported through retroactive application of the change in accounting principle to all periods presented. See Note 1 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for a tabular presentation of the effect of the change on our financial statements as of and for the three and nine months ended September 30, 2013. Our financial condition as of September 30, 2014 and our results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the financial condition and results of operations that may be expected as of or for the year ending December 31, 2014 or for any other future dates or periods.
The Seattle Bank, one of 12 federally chartered FHLBanks, is a member-owned financial cooperative that serves regulated depositories, insurance companies, and community development financial institutions (CDFIs) located within our district. Like other FHLBanks, our mission is to provide liquidity and funding to members and eligible non-shareholder housing associates, so they can meet the housing and other credit needs of their communities. We further fulfill our mission of supporting housing finance and economic development by investing in mortgage-backed securities (MBS) and debt obligations that increase our CMA assets (which include advances, certain housing finance agency obligations, and acquired member assets, such as mortgage loans) and provide for a profitable and stable cooperative. We also provide, through the Affordable Housing Program (AHP) and in cooperation with our members and other entities, direct subsidy grants and low- or no-interest loans to benefit communities and individuals with incomes at or below 80% of their area's median income.
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
Proposed Merger
On September 25, 2014, we entered into an Agreement and Plan of Merger (the Merger Agreement) with the Des Moines Bank pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, we will be merged with and into the Des Moines Bank, with the Des Moines Bank as the continuing bank (the Continuing Bank) on the effective date of the Proposed Merger (the Effective Date). On October 31, 2014, we filed a merger application with the FHFA for its approval. Following regulatory approval of the merger application, the Seattle and Des Moines Banks’ members will receive detailed information about the Proposed Merger. The Proposed Merger must be ratified by the members of both banks through a voting process that is expected to occur in the first half of 2015.
At the Effective Date, (1) each share of our Class A capital stock issued and outstanding immediately prior to the Effective Date will be converted into one fully paid and non-assessable share of Des Moines Bank Class A capital stock; (2) each share of our Class B capital stock issued and outstanding immediately prior to the Effective Date will be converted into one fully paid and non-assessable share of Des Moines Bank Class B capital stock to be designated as Des Moines Bank Membership Stock or Des Moines Bank Activity Based Stock in accordance with the Capital Plan of the Continuing Bank; and (3) no shares of Seattle Bank capital stock will remain outstanding and all of such shares will automatically be cancelled. At the Effective Date, each of our members will automatically become a member of the Des Moines Bank.
Consummation of the Proposed Merger is subject to various closing conditions, including: (1) the receipt of FHFA approval; (2) the receipt of member approval of both Banks; (3) the absence of any law, injunction, judgment, or ruling enjoining or prohibiting the Proposed Merger; (4) that the FHFA approval does not include any conditions that materially impair the reasonably expected benefits of the Proposed Merger; (5) the accuracy of the representations and warranties made by the Banks; (6) the performance by the parties in all material respects of their covenants, obligations and agreements under the Merger Agreement; (7) the absence of any material adverse changes; and (8) if applicable, the expiration or early termination of any waiting period applicable to the Proposed Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended.
The Merger Agreement contains customary termination rights, including the right to terminate by either bank if the Proposed Merger is not consummated by June 30, 2015 (which date may be extended under certain circumstances as set forth in the Merger Agreement). In addition, each party is entitled to a termination fee in the amount of $57.0 million if the Merger Agreement is terminated as a result of, among other circumstances: (1) the other party’s change in recommendation to its members to vote to ratify the Merger Agreement in response to a superior proposal or an intervening event; (2) the other party’s intentional breach of its representations, warranties, or covenants following the occurrence of a publicly known alternative acquisition proposal; or (3) the other party’s failure to obtain its members’ approval, if at any time prior to the member vote, a publicly known alternative acquisition proposal for such party is not withdrawn or a triggering event with respect to such party occurs. A triggering event, with respect to either party, is defined in the Merger Agreement to include, among other things, such party’s failure to recommend ratification of the Merger Agreement to its members and such party’s material breach of its covenants not to solicit any alternative acquisition proposal.
Financial Condition and Results - Third Quarter 2014 Highlights
Third Quarter 2014 Market Conditions
During the third quarter of 2014, U.S. economic activity continued to expand at a moderate pace from year-end 2013. Labor market conditions continued to improve, household spending rose, and factory output measures advanced from the previous yearend. These improvements were tempered by the continued slow recovery of the housing sector during the nine months ended September 30, 2014. Although housing prices have recovered to a significant extent from lows reached during the recent recession, the housing market continued to be negatively impacted by, among other things, seasonality and adverse weather conditions in the first quarter of 2014 as well as rising mortgage interest rates compared to those experienced in the first nine months of 2013.
As in 2013, short-term interest rates remained very low during the first nine months of 2014. In October 2014, the Federal Reserve's Federal Open Market Committee (FOMC) announced that it has decided to conclude its asset purchase program. The FOMC will maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities. The FOMC also reaffirmed its view related to its monetary accommodations, indicating that it would continue to assess progress—both realized and expected—toward its objectives relating to employment and inflation. The continued uncertainty around the timing of other changes to the FOMC's monetary policy accommodations and the economic recovery in general have resulted in, and are expected to continue to result in, some unpredictability in the financial markets.
Financial Condition and Operating Results
As of September 30, 2014, we had total assets of $35.0 billion, total outstanding regulatory capital stock of $2.4 billion, and retained earnings of $327.2 million, compared to total assets of $35.9 billion, total outstanding regulatory capital stock of $2.7 billion, and retained earnings of $287.1 million as of December 31, 2013.
Our outstanding advances decreased to $10.2 billion as of September 30, 2014, from $10.9 billion as of December 31, 2013, primarily due to the maturity of advances with Bank of America, N.A. (BANA) in the first quarter of 2014, partially offset by an increase in advances to other members in the second and third quarters of 2014.
Net income for the three and nine months ended September 30, 2014 was $15.3 million and $40.8 million, compared to $21.2 million and $47.6 million for the same periods in 2013. Net income for the three and nine months ended September 30, 2014, compared to the same periods in 2013, was unfavorably impacted by lower other income (loss) and higher operating expenses, and favorably impacted by higher net interest income after provision (benefit) for credit losses and the absence in 2014 of a one-time write-off of software which was recorded in the second quarter of 2013.
Net interest income after provision (benefit) for credit losses for the three and nine months ended September 30, 2014, increased to $40.5 million and $105.4 million, from $36.4 million and $105.1 million for the same periods in 2013, primarily due to increased interest income on investments and lower cost of funding partially offset by lower interest income on mortgage loans held for portfolio and advances. The changes in interest income on investments and advances were primarily yield driven. Interest income on investments benefited from higher accretion of previously recorded OTTI credit losses, due to increased yields on previously impaired PLMBS with significant increases in expected cash flows. The accretion attributable to the increases in expected cash flows, which is recorded in investment income, totaled $7.3 million and $18.9 million for the three and nine months ended September 30, 2014, compared to $5.8 million and $13.9 million for the same periods in 2013. Lower prepayment fees contributed to a decrease in interest income from advances. The change in interest income on mortgage loans held for portfolio was primarily driven by the continued decline in the average balances outstanding during the three- and nine-month periods ended September 30, 2014, as the remaining mortgage loans in the portfolio continued to pay down.
Compared to previous periods, other income (loss) during the three and nine months ended September 30, 2014, was negatively impacted by higher credit-related losses on other-than-temporarily impaired PLMBS and lower gains on derivative and hedging activities and early debt extinguishments. See Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013—Other Income (Loss) for additional information.
Other expenses increased for the three and nine months ended September 30, 2014, compared to the same periods in 2013, due to an increase in compensation and benefits and other operating expenses. Included in operating expenses for the three months ended September 30, 2014, is $3.3 million of merger-related costs. The increase on a year-to-date basis was partially offset by the impact of a one-time $4.0 million write-off of software during the second quarter of 2013 without similar activity in 2014.
We repurchased $296.9 million of excess stock in the first nine months of 2014 and paid a $0.025 per share cash dividend in February 2014, April 2014, and July 2014. The dividends, totaling $2.0 million (including $1.3 million of dividends relating to mandatorily redeemable capital stock (MRCS) recorded as interest expense on the statements of income), were calculated based on financial results and average Class A and Class B stock outstanding during the preceding quarters.
On October 31, 2014, we paid a $0.025 per share cash dividend based on the bank's financial results and average Class A and Class B stock outstanding during third quarter 2014. In addition, we announced that we will repurchase up to $100 million of excess capital stock during fourth quarter 2014.
For the remainder of 2014, we expect to continue to face a number of ongoing challenges, including subdued advance demand, assuming our member financial institutions continue to experience high levels of liquidity and less-than-robust loan growth.
Consent Arrangements

We continue to address the requirements of the Amended Consent Arrangement, which superseded the 2010 Consent Arrangement. In addition to continued compliance with the terms of the plans and policies adopted and implemented to address the 2010 Consent Arrangement, the Amended Consent Arrangement requires development and implementation of a plan acceptable to the FHFA to increase advances and other CMA assets as a percentage of the bank's consolidated obligations, Board monitoring for compliance with the terms of such plans and policies, and continued non-objection from the FHFA prior to repurchasing or redeeming any excess capital stock or paying dividends on the bank's capital stock. Further information regarding the Amended Consent Arrangement is included in "—Capital Resources and Liquidity" in this report.
Recent Legislative and Regulatory Developments
The legislative and regulatory environments in which each FHLBank and its members operate continue to evolve as a result of regulations enacted pursuant to the Housing and Economic Recovery Act of 2008 (Housing Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010, and the reforms of the Basel Committee on Banking Supervision (Basel Committee). Further, we continue to monitor changes proposed as the U.S. Congress considers legislation to reform the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and other aspects of housing finance. Our business operations, funding costs, rights and obligations, and the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the nine months ended September 30, 2014 are summarized below.
FHFA Developments
FHFA Proposed Rule on FHLBank Membership
On September 12, 2014, the FHFA published a proposed rule that would:

•
Impose a new test on all FHLBank members that requires them to maintain at least 1% of their assets in first-lien home mortgage loans, including MBS, on an ongoing basis, with maturities of five years or more to maintain their membership in their respective FHLBank. The proposal also suggests the possibility of a 2% or a 5% test as options.

•
Require all insured depository members (other than FDIC-insured depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis, at least 10% of their assets in a broader range of residential mortgage loans, including those secured by junior liens and MBS, in order to maintain their memberships in their respective FHLBank.

•
Eliminate all currently eligible captive insurance companies from FHLBank membership. Current captive insurance company members would have their memberships terminated five years after this rule is finalized. There would be restrictions on the level and maturity of advances that FHLBanks could make to these members during the sunset period. Under the proposed rule, a "captive" insurance company is a company that is authorized under state law to conduct an insurance business but whose primary business is not the underwriting of insurance for nonaffiliated persons or entities.

•
Clarify how an FHLBank should determine the principal place of business of certain insurance companies or CDFIs for purposes of membership. The proposed rule would also change the way the principal place of business is determined for an institution that becomes a member of an FHLBank after issuance of a final rule. Current rules define an institution’s “principal place of business” as the state in which it maintains its home office. The proposal would add a second component requiring an institution to conduct business operations from the home office for that state to be considered its principal place of business. The changes would apply prospectively.

Comments on the proposed rule are due by January 12, 2015. If the proposed rule is adopted in its current form, restrictions on permissible business activities with existing or potential members could be imposed that could negatively affect our business, financial condition and results of operations.

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

•
Revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve, including requirements that each regulated entity adopt an enterprise-wide risk-management program and appoint a chief risk officer with certain enumerated responsibilities;

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
Other Significant Developments
Joint Proposed Rule on Margin and Capital Requirements for Covered Swap Entities
On September 3, 2014, the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the FHFA (collectively, the Agencies) jointly proposed a rule to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, Swap Entities) that are subject to the jurisdiction of one of the Agencies (the Proposed Swap Rule). In addition, the Proposed Swap Rule affords the Agencies discretion to subject other persons to the Proposed Swap Rule’s requirements (such persons, together with Swap Entities, Covered Swap Entities). Comments on the Proposed Swap Rule are due by November 24, 2014.
In addition, on September 17, 2014, the Commodity Futures Trading Commission adopted its version of the Proposed Swap Rule (CFTC Proposed Rule), which generally mirrors the Proposed Swap Rule. The CFTC Proposed Rule will only apply to a limited number of registered swap dealers and major swap participants that are not subject to the jurisdiction of one of the Agencies. Comments on the CFTC Proposed Rule are due by December 2, 2014.
The Proposed Swap Rule would subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities, and between Covered Swap Entities and financial end users that have material swap exposure (i.e., an average daily aggregate notional of $3 billion or more in uncleared swaps) to a mandatory two-way initial margin requirement and would require variation margin to be exchanged daily. The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected.
Under the Proposed Swap Rule, the variation margin requirement would become effective on December 1, 2015 and the initial margin requirement would be phased in over a four-year period commencing on that date. For entities that have less than a $1 trillion notional amount of non-cleared derivatives, the Proposed Swap Rule’s initial margin requirement would not come into effect until December 1, 2019.
We are not a Covered Swap Entity under the Proposed Swap Rule, although the FHFA has discretion to designate us as a Covered Swap Entity. Rather, we are a financial end-user under the Proposed Swap Rule, and are likely have material swap exposure upon the effective date of the Proposed Swap Rule’s initial margin requirement.
Because we currently post and collect variation margin on our non-cleared swaps, it is not anticipated that the Proposed Swap Rule’s variation margin requirement, if adopted, would have a material impact to our costs. However, if the Proposed Swap Rule’s initial margin requirement is adopted, it is possible that our cost of engaging in non-cleared swaps would increase.
Basel Committee on Bank Supervision Final Rule on Liquidity Coverage Ratio
On September 3, 2014, the Board of Governors of the Federal Reserve System, the OCC, and the FDIC (collectively, Banking Agencies) finalized the liquidity coverage ratio (the LCR) rule, applicable to: (i) U.S. banking organizations with $250 billion or more in consolidated total assets or $10 billion or more in total on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets; and (ii) certain other U.S. bank or savings and loan holding companies having at least $50 billion in total consolidated assets (which will be subject to less stringent requirements under the LCR rule). The LCR rule requires such covered companies to maintain an amount of high-quality liquid assets (HQLA) that is no less than 100% of their total net cash outflows over a prospective 30-day stress period. Among other things, the final rule defines the various categories of HQLA, called Levels 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.
Under the final rule, collateral pledged to the FHLBanks but not securing existing borrowings may be considered eligible HQLA to the extent that: the collateral itself qualifies as eligible HQLA; qualifying FHLBank System consolidated obligations are categorized as Level 2A HQLAs; and the amount of a covered entity's funding that is assumed to run off includes 25% of FHLBank advances maturing within 30 days, to the extent such advances are not secured by Level 1 or Level 2A HQLA, where 0% and 15% run-off assumptions apply, respectively. At this time, the impact of the final rule is uncertain. The final rule requires that all covered entities be fully compliant by January 1, 2017.
Dodd-Frank Act - Stress Tests
The Dodd-Frank Act requires certain financial companies with total consolidated assets of more than $10 billion that are regulated by a primary federal financial regulatory agency to conduct annual stress tests to determine whether they have the capital necessary to absorb losses under adverse economic conditions. In September 2013, our regulator, the FHFA, implemented annual stress testing for the FHLBanks as required by the Dodd-Frank Act. Consistent with regulatory requirements, we publicly disclosed on our website the results of the prescribed "severely adverse" stress test scenario in July 2014.
Securities and Exchange Commission (SEC) Final Regulations- Money Market Mutual Fund Reform
On June 19, 2013, the SEC proposed two alternatives for amending rules that govern money market mutual funds under the Investment Company Act of 1940, and on July 23, 2014, the SEC approved final regulations governing money market mutual funds. The final regulations do not change the existing regulatory treatment of FHLBank consolidated obligations as liquid assets. FHLBank discount notes continue to be included in the definition of “daily liquid assets” and “weekly liquid assets,” including FHLBank discount notes with a remaining maturity up to 60 days. With the final rule having an implementation date of

October 14, 2016, the potential effect on demand for FHLBank consolidated obligations relating to these regulations are unknown at this time.
Selected Financial Data

The following selected financial data for the Seattle Bank should be read in conjunction with “Part I. Item 1. Financial Statements,” included in this report, as well as the bank's 2013 10-K, including the financial statements and related notes for the years ended December 31, 2013, 2012, and 2011. Our change to the contractual method for amortizing premiums and accreting discounts on our mortgage loans has been reported through retroactive application of the change in accounting principle to all periods impacted.

Selected Financial Data	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
(in millions, except percentages)
Statements of Condition (at period end)
Total assets (3)	$35,017	$36,549	$36,055	$35,870	$37,238
Investments (1)	22,945	25,486	25,313	22,546	25,452
Advances	10,226	10,214	9,860	10,935	10,800
Mortgage loans held for portfolio, net (2) (3)	685	724	761	798	841
Mortgage loans held for sale	—	—	—	—	—
Deposits and other borrowings	462	423	447	410	461
Consolidated obligations:
Discount notes	13,310	17,220	15,554	14,989	14,573
Bonds	18,242	15,894	16,780	17,414	18,915
Total consolidated obligations	31,552	33,114	32,334	32,403	33,488
Mandatorily redeemable capital stock	1,544	1,635	1,662	1,748	1,770
AHP payable (3)	21	21	21	20	20
Capital stock:
Class A capital stock - putable	36	41	42	45	48
Class B capital stock - putable	823	817	872	878	875
Total capital stock	859	858	914	923	923
Retained earnings:
Unrestricted (3)	268	256	245	236	225
Restricted (3)	59	56	53	51	48
Total retained earnings (3)	327	312	298	287	273
Accumulated other comprehensive income (loss) (AOCI)	24	17	(26)	(72)	(120)
Total capital (3)	1,210	1,187	1,186	1,138	1,076
Statements of Income (for the quarter ended)
Interest income (3)	$71	$69	$68	$70	$71
Net interest income after provision (benefit) for credit losses (3)	40	34	31	33	37
Other income (loss)	—	2	—	6	4
Other expense	22	20	19	23	18
Income before assessments (3)	18	16	12	16	23
Assessments (3)	2	2	1	2	2
Net income (3)	16	14	11	14	21

Selected Financial Data (continued)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
(in millions, except percentages)
Financial Statistics (as of and for the quarter ended) (3)
Return on average equity	5.11%	4.81%	3.69%	5.01%	7.99%
Return on average assets	0.17%	0.16%	0.12%	0.15%	0.22%
Average equity to average assets	3.27%	3.38%	3.17%	2.96%	2.79%
Regulatory capital-to-assets ratio (4)	7.79%	7.68%	7.97%	8.25%	7.97%
Net interest margin (5)	0.44%	0.37%	0.35%	0.36%	0.38%
Market value of equity (MVE) to par value of capital stock (PVCS) ratio	114.36%	112.55%	109.13%	107.67%	104.52%
Return on PVCS vs. one-month London Interbank Offered Rate (LIBOR)	2.30%	2.15%	1.47%	1.88%	2.91%
CMA assets to consolidated obligations	41.10%	38.88%	38.11%	41.51%	38.56%
Dividends (for the quarter ended)
Cash dividends paid on capital stock	$0.2	$0.2	$0.2	$0.2	$0.2
Cash dividends on MRCS recorded as interest expense	0.4	0.4	0.4	0.4	0.5
Annualized dividend rate: (6)	0.10%	0.10%	0.10%	0.10%	0.10%
Class A stock - putable	0.10%	0.10%	0.10%	0.10%	0.10%
Class B stock - putable	0.10%	0.10%	0.10%	0.10%	0.10%
Dividend payout ratio (7)	1.51%	1.55%	2.16%	1.67%	1.09%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, and available-for-sale (AFS) and held-to-maturity (HTM) securities.
(2)
Mortgage loans held for portfolio, net includes allowance for credit losses of $984,000 as of September 30, 2014, $1.3 million as of June 30, 2014, $1.1 million as of March 31, 2014, $934,000 as of December 31, 2013, and $1.2 million as of September 30, 2013.

(3)
The following line items reflect the retroactive application of our change in accounting principle to the contractual method for amortizing premiums and accreting discounts on our mortgage loans held for portfolio for all periods impacted: (1) Statements of Condition: mortgage loans held for portfolio, net, total assets, AHP payable, unrestricted retained earnings, restricted retained earnings, total retained earnings, and total capital; (2) Statements of Income: interest income, net interest income after provision (benefit) for credit losses, income before assessments, assessments, and net income; and (3) all financial statistics. For additional information and financial impact as of and for the three and nine months ended September 30, 2013, see Note 1 in "Part I. Item 1. Financial Statements - Condensed Notes to Financial Statements."

(4)	Regulatory capital-to-assets ratio is defined as period-end regulatory capital, which includes total capital stock, retained earnings, and MRCS, expressed as a percentage of period-end total assets.
(5)	Net interest margin is defined as net interest income for the period, expressed as a percentage of average earning assets for the period.
(6)	Annualized dividend rate is dividends paid in cash and stock, divided by the average balance of capital stock eligible for dividends during the year.
(7)	Dividend payout ratio is defined as dividends in the period expressed as a percentage of net income in the period. Ratio excludes dividends on MRCS, which are recorded as interest expense.
Financial Condition as of September 30, 2014 and December 31, 2013
Our assets principally consist of advances, investments, and mortgage loans. Our advance balance and our advances as a percentage of total assets as of September 30, 2014 decreased to $10.2 billion and 29.2%, from $10.9 billion and 30.5% as of December 31, 2013. As of September 30, 2014, our investments balance and investments as a percentage of total assets increased slightly to $22.9 billion and 65.5%, from $22.5 billion and 62.9% as of December 31, 2013. The balance of our mortgage loans outstanding continued to decline due to receipt of principal payments.
We obtain funding to support our business primarily through the issuance, by the Office of Finance as our agent, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.

The following table summarizes our major categories of assets, liabilities, and capital as a percentage of total assets as of September 30, 2014 and December 31, 2013.

	As of	As of
Major Categories of Assets, Liabilities, and Capital as a Percentage of Total Assets	September 30, 2014	December 31, 2013
(in percentages)
Assets
Advances *	29.2	30.5
Investments:
Short-term	17.7	18.9
CMA investments *	5.9	4.8
Other medium-/long-term	41.9	39.2
Subtotal	65.5	62.9
Mortgage loans *	2.0	2.2
Other assets	3.3	4.4
Total	100.0	100.0
Liabilities and Capital
Consolidated obligations	90.1	90.3
Deposits	1.3	1.1
MRCS	4.4	4.9
Other liabilities	0.7	0.5
Total capital	3.5	3.2
Total	100.0	100.0

*	CMA assets. CMA investments include certain housing finance agency obligations. Our ratio of CMA assets-to-consolidated obligations as of September 30, 2014 and December 31, 2013 was 41.1% and 41.5%.
We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.
Advances
As of September 30, 2014, total advances outstanding decreased by 6.5%, to $10.2 billion, from $10.9 billion as of December 31, 2013, primarily due to the maturity of $750.0 million in BANA advances, partially offset by an increase in advances to our members in the second and third quarters of 2014. Overall in the first nine months of 2014, our members' demand for advances continued to be negatively impacted by high levels of retail deposits and modest loan demand.
The following table summarizes the par value of our advances outstanding by member type as of September 30, 2014 and December 31, 2013.

	As of	As of
Par Value of Advances by Member Type	September 30, 2014	December 31, 2013
(in thousands)
Commercial banks	$4,687,799	$5,223,766
Thrifts	1,141,464	991,831
Credit unions	888,363	524,644
Insurance companies	115,103	—
Total member advances	6,832,729	6,740,241
Housing associates	17,088	18,584
Nonmember borrowers	3,294,620	4,068,696
Total par value of advances	$10,144,437	$10,827,521

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
The following table provides the par value of outstanding advances and percentage of total par value of outstanding advances of our top five borrowers (at the holding company level) as of September 30, 2014 and December 31, 2013. Due to the number of member institutions that are part of larger holding companies, we believe this aggregation provides greater visibility into borrowing activity at the Seattle Bank than would a listing of advances by individual member institutions.

	As of September 30, 2014		As of December 31, 2013
Top Five Borrowers by Holding Company Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America Corporation (1)	$3,064,445	30.2	$3,826,598	35.4
Washington Federal, Inc.	1,930,000	19.0	1,930,000	17.8
Umpqua Holdings Corporation (2)	1,050,016	10.4	not in top 5	not in top 5
Sterling Financial Corporation (2)	—	—	1,144,870	10.6
HomeStreet, Inc.	598,590	5.9	446,590	4.1
Glacier Bancorp, Inc.	361,699	3.6	834,940	7.7
Total	$7,004,750	69.1	$8,182,998	75.6

(1)	Nonmember borrower as of April 1, 2013.
(2)	In April 2014, Sterling Financial Corporation and the holding company for Umpqua Bank, two of the larger members and borrowers of the Seattle Bank, merged.
As of September 30, 2014 and December 31, 2013, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers as listed above was approximately 25 months and 28 months.
Fixed interest-rate and structured advances (i.e., advances that include optionality) as a percentage of total par value of advances increased to 66.4% as of September 30, 2014, compared to 63.4% as of December 31, 2013, primarily due to the maturity of $750.0 million of BANA variable interest-rate advances. The total par value and percentage to total advances of our outstanding advances maturing in one year or less increased to $3.3 billion and 32.7% as of September 30, 2014, from $2.7 billion and 25.0% as of December 31, 2013, primarily due to the scheduled maturity of $1.5 billion of BANA variable interest-rate advances in the first quarter of 2015 resulting in those advances shifting into the one year or less category.

The following table summarizes our advance portfolio by product type as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014		As of December 31, 2013
Advances Outstanding by Product Type	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable interest-rate advances:
Cash management	$242,000	2.4	$202,820	1.9
Adjustable interest-rate	3,000,000	29.6	3,750,000	34.6
Choice	160,000	1.6	—	—
Capped floater	10,000	0.1	10,000	0.1
Fixed interest-rate advances:
Non-amortizing	4,768,496	47.0	5,068,758	46.8
Amortizing	501,685	4.9	382,927	3.5
Symmetrical prepayment:
Non-amortizing	480,046	4.7	442,500	4.1
Amortizing	55,384	0.6	—	—
Callable	10,810	0.1	—	—
Putable:
Non-knockout	586,016	5.8	635,516	5.9
Knockout	270,000	2.6	275,000	2.5
Floating-to-fixed convertible (after conversion date)	60,000	0.6	60,000	0.6
Total par value	$10,144,437	100.0	$10,827,521	100.0

The following table summarizes our advance portfolio by interest-payment terms to maturity as of September 30, 2014.

	As of September 30, 2014
Interest-Payment Terms to Maturity	Fixed	Variable	Total
(in thousands)
Due in one year or less	$1,566,178	$1,752,000	$3,318,178
Due after one year	5,166,259	1,660,000	6,826,259
Total par value	$6,732,437	$3,412,000	$10,144,437

The total weighted-average contractual interest rate on our outstanding advance portfolio increased to 1.50% as of September 30, 2014, from 1.40% as of December 31, 2013. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing).
Member Demand for Advances
Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, regulation, and our members' liquidity and wholesale funding needs. Our members regularly evaluate their other funding options relative to our advance products and pricing. Demand for advances increased in the second and third quarters of 2014 compared to the first quarter of 2014, due to growing loan demand and other factors. In particular, during the third quarter of 2014, we experienced advance growth to our credit union and insurance company members after providing them with access to longer-term advances as an alternative source of funding.
Because the timing and magnitude of potential increases in long-term interest rates and other economic factors are uncertain, we do not know when or by how much advance demand from our members may increase in future periods, if at all. Furthermore, it is unclear whether the uncertainties surrounding the Proposed Merger and potential changes brought on by integration efforts if the Proposed Merger is successful, may impact our members' decisions to borrow from us in the immediate future. In addition, we expect the balance of outstanding advances to continue to be negatively impacted by the April 2013 loss of our then-largest borrower, Bank of America Oregon, N.A., and its subsequent inability to borrow from the Seattle Bank and, potentially, from the April 2014 merger of the holding companies of Sterling Savings Bank and Umpqua Bank.
We periodically review our advance pricing structure to determine whether it remains competitive and complies with regulatory requirements. Our current advance pricing structure includes posted-rate pricing, both window and auction pricing, and differential pricing. Window pricing indications are published daily on our corporate website, and auction funding is typically available two times per week when the Seattle Bank participates in issuances of consolidated obligation discount notes through the Office of Finance as our agent. Although auction pricing borrowers can generally borrow at a lower interest rate than the window posted rates, borrowers do not know the interest rate of an auction-priced advance until the auction is complete. The differential pricing option, under which borrowers can request an advance rate lower than our posted rates, is administered by specified bank employees within parameters established by our asset and liability management committee (consisting of Seattle Bank employees) under authority delegated by our president and chief executive officer and overseen by the Board of Directors (Board). The differential pricing option enables the bank to compete with lower interest-rate funding available to those members that have alternative funding sources that may be offering lower interest rates.
Our members' use of window pricing significantly increased during the first nine months of 2014 compared to the same period in 2013, with aggregate offsetting decreases in differential and auction pricing activity, primarily due to more favorable pricing execution on the window pricing option and to the inability of Bank of America Oregon, N.A., a significant user of differentially priced advances, to enter into new advances following its withdrawal from membership in April 2013. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all of our members.
The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances, for the nine months ended September 30, 2014 and 2013.

	For the Nine Months Ended September 30,
Advance Pricing	2014	2013
(in percentages)
Posted-rate pricing:
Window	77.9	37.8
Auction	5.5	6.8
Differential pricing	16.6	55.4
Total	100.0	100.0
The demand for advances also may be affected by the manner in which members support their advances with capital stock, their ability to have capital stock repurchased or redeemed by us, and the dividends we may pay on our capital stock. In late 2012, we implemented an excess stock pool to encourage advance usage. As of September 30, 2014, $82.4 million of outstanding advances were obtained by members utilizing the excess stock pool. The excess stock pool program expires on December 31, 2016; however, due to our sustained periods of stock repurchases and dividend payment activity, effective October 10, 2014, we closed the excess stock pool for new and renewing advances. Outstanding advances supported by the excess stock pool as of that date were not affected by this change. See Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2013 10-K for additional information on the excess stock pool.
In September 2012, we implemented a quarterly excess capital stock repurchase program with FHFA non-objection. Also, in February 2014, we implemented an additional excess capital stock redemption program, with FHFA non-objection, to redeem up to $75 million per quarter of excess capital stock on which the redemption waiting period has been satisfied. Under these two programs, we have repurchased a total of $440.7 million of excess capital stock, including $296.1 million in the first nine months of 2014. Further, in October 2014, we announced that we will repurchase up to $100 million of excess capital stock during fourth quarter 2014.
In February 2014, April 2014, and July 2014, we paid a $0.025 per share cash dividend based on our financial results and calculated based on average Class A and Class B stock outstanding during the preceding quarter. Further, with FHFA non-objection, we paid a $0.025 per share cash dividend on October 31, 2014.
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
Credit Risk
We assign each member institution an internal risk rating based on a number of factors, including levels of non-performing assets, profitability, and capital. We also assign a collateral control category (e.g., blanket, listing, or physical possession), which may be based on the risk rating. For those borrowers under the blanket pledge or listing collateral arrangements, we generally do not take control of collateral, other than pledged securities collateral. We generally will further secure our interests by taking physical possession (or control) of supporting collateral if we determine the financial or other condition of a member borrower so warrants. We take physical possession of collateral pledged by non-depository institutions (e.g., insurance companies and housing associates) to help ensure that an advance is as secure as the security interest in collateral pledged by depository institutions. As of September 30, 2014 and December 31, 2013, approximately 20% and 22% of our borrowers were on the physical possession collateral arrangement, representing approximately 6% and 3% of the par value of our outstanding advances. We have never incurred a credit loss on an advance.
Our members' borrowing capacity with the Seattle Bank depends on the collateral they pledge and is calculated as a percentage of the collateral's value. We periodically evaluate this percentage in the context of the value of the collateral in current market conditions. As of September 30, 2014 and December 31, 2013, we had unencumbered rights to collateral (i.e., loans and securities), on a borrower-by-borrower basis, with an estimated value in excess of all outstanding extensions of credit.
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
The table below presents the carrying values and yields of our AFS and HTM securities by major security type, as well as our other short-term investments as of September 30, 2014 and December 31, 2013. It also presents the remaining contractual maturities of our AFS and HTM securities as of September 30, 2014. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of September 30, 2014					As of December 31, 2013
Investments by Security Type and Contractual Maturity	One Year or Less	After One Year through Five Years	After Five Years through 10 Years	After 10 Years	Total Carrying Value	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
Other U.S. agency obligations (1)	$—	$138,582	$1,985,501	$1,965,059	$4,089,142	$3,403,163
GSE obligations (2)	99,289	1,253,121	610,357	462,527	2,425,294	1,920,055
Total non-MBS	99,289	1,391,703	2,595,858	2,427,586	6,514,436	5,323,218
MBS:
PLMBS	—	—	—	1,273,245	1,273,245	1,278,285
Total AFS securities	$99,289	$1,391,703	$2,595,858	$3,700,831	$7,787,681	$6,601,503
Yield on AFS securities	0.33%	0.95%	1.43%	1.35%	1.29%	1.55%

	As of September 30, 2014					As of December 31, 2013
Investments by Security Type and Contractual Maturity (continued)	One Year or Less	After One Year through Five Years	After Five Years through 10 Years	After 10 Years	Total Carrying Value	Total Carrying Value
(in thousands, except percentages)
HTM securities:
Non-MBS:
Commercial paper	$38,397	$—	$—	$—	$38,397	$—
Certificates of deposit	433,001	—	—	—	433,001	266,000
Other U.S. agency obligations (1)	—	1,934	5,110	9,617	16,661	19,168
State and local housing agency obligations	43,790	235,800	389,150	1,386,971	2,055,711	1,718,173
Total non-MBS	$515,188	$237,734	$394,260	$1,396,588	$2,543,770	$2,003,341
MBS:
Residential:
Other U.S agency (3)	—	—	469	86,468	86,937	109,429
GSE (4)	—	59,728	214,399	4,573,657	4,847,784	5,544,762
PLMBS	—	13,836	17,927	323,033	354,796	425,058
Commercial/multi-family:
GSE (5)	—	—	1,503,690	79,232	1,582,922	1,348,883
Total MBS	—	73,564	1,736,485	5,062,390	6,872,439	7,428,132
Total HTM securities	$515,188	$311,298	$2,130,745	$6,458,978	$9,416,209	$9,431,473
Yield on HTM securities	0.18%	0.79%	0.54%	1.18%	0.97%	1.04%
Securities purchased under agreements to resell	$—	$—	$—	$—	$—	$1,500,000
Federal funds sold	5,741,000	—	—	—	5,741,000	5,013,000
Total investments	$6,355,477	$1,703,001	$4,726,603	$10,159,809	$22,944,890	$22,545,976

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
As of September 30, 2014, our investments increased slightly to $22.9 billion, from $22.5 billion as of December 31, 2013. As of both September 30, 2014 and December 31, 2013, there was a temporary shortage of overnight investment opportunities in the financial markets. As a result, while our investments in medium/long-term investments, including GSE and other U.S. agency debt obligations and state and local housing agency obligations, increased, our holdings of short-term unsecured investments temporarily decreased at the end of each period.
GSE Debt Obligations
The following table summarizes the carrying value of our investments in GSE debt obligations as of September 30, 2014 and December 31, 2013.

	As of	As of
Carrying Value of Investments in GSE Debt Securities	September 30, 2014	December 31, 2013
(in thousands)
Freddie Mac	$1,184,818	$679,913
Fannie Mae	398,398	461,045
FFCB	422,092	408,655
TVA	419,986	370,442
Total	$2,425,294	$1,920,055

MBS Investments
Our MBS investments represented 298.5% and 297.0% of our regulatory capital as of September 30, 2014 and December 31, 2013. FHFA regulation limits our investments in MBS (including PLMBS) and mortgage-related asset-backed securities (such as those backed by home equity loans or SBA loans) by requiring that the total book value of such securities owned by us on the day we purchase the securities not exceed 300% of our previous month-end regulatory capital. As of September 30, 2014 and December 31, 2013, our MBS investments included $2.1 billion and $2.4 billion in Freddie Mac MBS and $4.3 billion and $4.5 billion in Fannie Mae MBS. See “—Credit Risk” below for credit ratings relating to our MBS investments as of September 30, 2014 and December 31, 2013.
For the nine months ended September 30, 2013, we sold one AFS security. The proceeds of that sale were $41.8 million and resulted in a net gain of $903,000. We sold no AFS securities during the nine months ended September 30, 2014.
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
Credit risk from unsecured exposures primarily arises from our portfolio of short-term investments. These unsecured credit investments have maturities generally ranging between overnight and three months. The following table presents our short-term unsecured credit exposure by type of investment as of September 30, 2014 and December 31, 2013. This table excludes those investments with implicit or explicit government guarantees and does not include related accrued interest receivable.

	As of	As of
Short-term Unsecured Credit Exposure by Investment Type	September 30, 2014	December 31, 2013
(in thousands)
Federal funds sold	$5,741,000	$5,013,000
Certificates of deposit	433,001	266,000
Commercial paper	38,397	—
Total	$6,212,398	$5,279,000
We are also prohibited by regulation, without FHFA waiver, from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposure to U.S. branches and agency offices of foreign commercial banks includes the risk that, as a result of political or economic conditions in a foreign country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposure to domestic counterparties and U.S. subsidiaries of foreign commercial banks includes the risk that these counterparties have extended credit to foreign counterparties.

The following table presents our short-term unsecured investments as of September 30, 2014 by remaining contractual terms to maturity and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's headquarters or, as applicable, the domicile of the parent.

	Carrying Value as of September 30, 2014
Contractual Maturity of Short-term Unsecured Investment Credit Exposure by Domicile of Counterparty	Overnight	Two Days through 30 Days	31 Days through 90 Days	After 90 Days	Total
(in thousands)
Domestic	$207,000	$393,000	$—	$—	$600,000
U.S. subsidiaries of foreign commercial banks	100,000	38,397	252,000	—	390,397
Total	307,000	431,397	252,000	—	990,397
U.S. branches and agency offices of foreign commercial banks:
Canada	984,000	—	—	382,000	1,366,000
Netherlands	765,000	—	—	—	765,000
Sweden	—	40,001	604,000	—	644,001
Australia	—	—	938,000	—	938,000
Norway	238,000	—	254,000	—	492,000
Switzerland	—	—	252,000	—	252,000
Finland	765,000	—	—	—	765,000
Total	2,752,000	40,001	2,048,000	382,000	5,222,001
Total	$3,059,000	$471,398	$2,300,000	$382,000	$6,212,398
The following table presents our short-term unsecured investments as of September 30, 2014 by the counterparty credit ratings and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's headquarters or, as applicable, the domicile of the parent.

	Carrying Value as of September 30, 2014
Ratings of Short-term Unsecured Investment Credit Exposure by Domicile of Counterparty	AA	A	Total
(in thousands)
Domestic	$393,000	$207,000	$600,000
U.S. subsidiaries of foreign commercial banks	—	390,397	390,397
Total	393,000	597,397	990,397
U.S. branches and agency offices of foreign commercial banks:
Canada	382,000	984,000	1,366,000
Netherlands	765,000	—	765,000
Sweden	392,000	252,001	644,001
Australia	938,000	—	938,000
Norway	—	492,000	492,000
Switzerland	—	252,000	252,000
Finland	765,000	—	765,000
Total	3,242,000	1,980,001	5,222,001
Total	$3,635,000	$2,577,398	$6,212,398

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

Although we purchased additional credit enhancement on our PLMBS at acquisition, due to deteriorated credit quality of the collateral underlying these securities at various times, we have recorded OTTI credit losses. We monitor the market prices of our AFS PLMBS determined to be other-than-temporarily impaired for opportunities to limit our credit exposure.
The following tables summarize the carrying value of our investments by their credit ratings or the credit rating of the obligors, issuers, guarantors, or pledged collateral as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Federal funds sold	$—	$3,242,000	$2,499,000	$—	$—	$—	$5,741,000
Investment securities:
Commercial paper	—	—	38,397	—	—	—	38,397
Certificates of deposit	—	393,000	40,001	—	—	—	433,001
Other U.S. agency obligations	—	4,105,803	—	—	—	—	4,105,803
GSE obligations	—	2,425,294	—	—	—	—	2,425,294
State or local housing obligations	1,551,502	504,209	—	—	—	—	2,055,711
Total non-MBS	1,551,502	10,670,306	2,577,398	—	—	—	14,799,206
MBS:
Residential:
Other U.S. agency	—	86,937	—	—	—	—	86,937
GSE	—	4,847,784	—	—	—	—	4,847,784
PLMBS	—	66,627	9,493	59,666	1,490,694	1,561	1,628,041
Commercial (multi-family):
GSE	—	1,582,922	—	—	—	—	1,582,922
Total MBS	—	6,584,270	9,493	59,666	1,490,694	1,561	8,145,684
Total	$1,551,502	$17,254,576	$2,586,891	$59,666	$1,490,694	$1,561	$22,944,890

	As of December 31, 2013
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$—	$1,500,000	$—	$—	$1,500,000
Federal funds sold	—	2,224,000	2,789,000	—	—	—	5,013,000
Investment securities:
Certificates of deposit	—	—	266,000	—	—	—	266,000
Other U.S. agency obligations	—	3,422,331	—	—	—	—	3,422,331
GSE obligations	—	1,920,055	—	—	—	—	1,920,055
State or local housing obligations	1,346,495	371,678	—	—	—	—	1,718,173
Total non-MBS	1,346,495	7,938,064	3,055,000	1,500,000	—	—	13,839,559
MBS:
Residential:
Other U.S. agency	—	109,429	—	—	—	—	109,429
GSE	—	5,544,762	—	—	—	—	5,544,762
PLMBS	—	80,520	12,878	95,414	1,512,572	1,959	1,703,343
Commercial (multi-family):
GSE	—	1,348,883	—	—	—	—	1,348,883
Total MBS	—	7,083,594	12,878	95,414	1,512,572	1,959	8,706,417
Total	$1,346,495	$15,021,658	$3,067,878	$1,595,414	$1,512,572	$1,959	$22,545,976
The following table provides information on our PLMBS in unrealized loss positions as of September 30, 2014. The weighted-average collateral delinquency is the weighted-average percentage of the unpaid principal balances of the individual securities in the category that are 60 days or more past due.

	As of September 30, 2014
PLMBS	Unpaid Principal Balance	Amortized Cost Basis	Gross Unrealized Losses	Weighted-Average Collateral Delinquency
(in thousands, except percentages)
Prime:
First lien	$4,835	$4,839	$(241)	11.0%
Alt-A:
Option ARMs	589,776	544,635	(42,077)	27.6%
Alt-A and other	309,672	292,618	(17,171)	21.8%
Total PLMBS backed by Alt-A loans	899,448	837,253	(59,248)	25.6%
Total	$904,283	$842,092	$(59,489)	25.5%
The following table summarizes, among other things, the unpaid principal balance, amortized cost basis, gross unrealized loss, fair value, and OTTI losses, if applicable, of our PLMBS by collateral type, credit rating, and year of issuance, as of and for the nine months ended September 30, 2014. In the table below, the original weighted-average credit enhancement is the weighted-average percentage of unpaid principal balances of subordinated tranches and over-collateralization in place at the time of purchase to absorb losses before our investments incur a loss. The weighted-average credit enhancement is the weighted-average percentage of unpaid principal balances of subordinated tranches and over-collateralization currently in place to absorb losses before our investments incur a loss.

	As of and for the Nine Months Ended September 30, 2014
	Prime	Alt-A
PLMBS by Year of Securitization	2004 and prior	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AA	$3,186	$63,447	$61,604	$—	$—	$—	$1,843
A	9,076	391	—	—	—	—	391
BBB	8,603	52,962	—	—	—	10,195	42,767
Below investment grade:
BB	—	44,387	—	—	—	24,055	20,332
B	—	66,515	12,363	—	11,388	31,322	11,442
CCC	—	956,586	109,641	472,348	298,640	75,957	—
CC	—	495,547	134,550	224,514	136,483	—	—
C	—	236,191	—	236,191	—	—	—
D	—	37,934	—	24,146	—	13,788	—
Unrated	48	1,510	—	—	—	—	1,510
Total unpaid principal balance	$20,913	$1,955,470	$318,158	$957,199	$446,511	$155,317	$78,285
Amortized cost basis	$20,826	$1,600,906	$307,794	$740,635	$331,494	$142,888	$78,095
Gross unrealized losses	$(241)	$(59,248)	$(17,677)	$(19,817)	$(7,500)	$(11,813)	$(2,441)
Fair value	$20,816	$1,602,029	$296,822	$747,976	$346,289	$134,558	$76,384
OTTI:
Credit-related OTTI losses	$—	$(3,185)	$—	$—	$(3,177)	$(8)	$—
Non-credit-related OTTI losses	—	3,185	—	—	3,177	8	—
Total OTTI losses	$—	$—	$—	$—	$—	$—	$—
Percentage of fair value to unpaid principal balance	99.5%	81.9%	93.3%	78.1%	77.6%	86.6%	97.6%
Original weighted-average credit enhancement	3.2%	37.8%	35.4%	38.9%	45.8%	29.7%	5.1%
Weighted-average credit enhancement	20.1%	15.9%	24.9%	13.2%	13.3%	23.3%	12.6%
Weighted-average collateral delinquency	7.4%	29.5%	15.9%	31.8%	39.3%	25.1%	8.8%

As of September 30, 2014 and December 31, 2013, over 95% of our PLMBS were variable interest-rate securities collateralized by Alt-A residential mortgage loans.
OTTI Assessment
We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider whether we intend to sell each such security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired. Based on current information, we determined that, for our non-MBS investments and our U.S. agency and GSE MBS investments, the underlying collateral or the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, as of September 30, 2014, the declines in market value of our non-MBS investments and U.S. agency and GSE MBS investments are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery.
We recorded $1.6 million and $3.2 million of additional OTTI credit losses on PLMBS securities that had previously been determined to be other-than-temporarily impaired for the three and nine months ended September 30, 2014. The additional OTTI credit losses recorded in the three and nine months ended September 30, 2014 were attributable, in part, to changes in mortgage servicer practices, as decreases in advanced principal and interest from servicers on delinquent loans have reduced current payments on certain securities causing reductions in projected cash flows. Credit-related OTTI charges are recorded in current-period earnings on the statements of income, and non-credit losses are recorded on the statements of condition in AOCI. Our AOCI improved to $23.7 million as of September 30, 2014, compared to an accumulated other comprehensive loss of $71.8 million as of December 31, 2013, primarily due to improvements in market prices of our AFS investments, including those previously determined to be other-than-temporarily impaired. See "Part I. Item 1. Statements of Comprehensive Income" and Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for a tabular presentation of AOCI for the three and nine months ended September 30, 2014 and 2013.
The following table summarizes key information as of September 30, 2014 for the PLMBS on which we recorded OTTI charges during the life of the security (i.e., impaired through September 30, 2014).

	As of September 30, 2014
	HTM Securities (1)				AFS Securities (1)
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Prime (2)	$948	$948	$911	$924	$—	$—	$—
Alt-A PLMBS (2)	78,686	77,973	65,831	73,613	1,608,415	1,254,757	1,273,245
Total	$79,634	$78,921	$66,742	$74,537	$1,608,415	$1,254,757	$1,273,245

(1)	This table does not include all HTM and AFS securities that are in an unrealized loss position as of September 30, 2014; only those with OTTI charges during the life of the security are included.
(2)	Classification based on originator's classification at the time of origination or by an NRSRO upon issuance of the PLMBS.
The credit losses on our other-than-temporarily impaired PLMBS are based on these securities’ expected performance over their contractual maturities, which averaged approximately 28 years as of September 30, 2014. Since acquisition, through September 30, 2014, five of our other-than-temporarily impaired securities have suffered actual cash losses totaling $24.8 million.

Additional information on our OTTI assessment process, including the significant inputs used to evaluate our PLMBS for OTTI for the three and nine months ended September 30, 2014, are detailed in Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" and "—Critical Accounting Policies and Estimates" in this report. In addition to evaluating our PLMBS under a base-case scenario, we also perform a quarterly cash-flow analysis on our PLMBS under a more stressful scenario than we utilize in our OTTI assessment. The stress-test scenario and associated results do not represent our current expectations and, accordingly, should not be construed as a prediction of our future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical stress-test scenario provide a measure of the credit losses that we might incur if home price declines and subsequent recoveries are more adverse than those projected in our OTTI assessment. The results of this scenario are included in "—Critical Accounting Policies and Estimates" in this report.

Mortgage Loans
Mortgage Loans Held for Portfolio
The par value of our mortgage loans held for portfolio consisted of $621.3 million and $724.0 million in conventional mortgage loans and $65.3 million and $75.1 million in government-guaranteed mortgage loans as of September 30, 2014 and December 31, 2013. The portfolio balance decreased for the nine months ended September 30, 2014, due to our receipt of $110.8 million in principal payments.
We have not purchased mortgage loans under the Mortgage Purchase Program (MPP) since 2006 and have sold no mortgage loans since 2011. Accordingly, the weighted-average FICO scores and loan-to-value ratios at origination (i.e., values of outstanding mortgage loans as a percentage of appraised values at origination) of the loans in our conventional mortgage loan portfolio are generally stable. As of September 30, 2014 and December 31, 2013, over 96% of our conventional mortgage loans had FICO scores at origination over 660 and 93% of our conventional mortgage loan portfolio had loan-to-value ratios at origination of less than 80%.
As of September 30, 2014 and December 31, 2013, approximately 77% of our outstanding mortgage loans held for portfolio had been purchased from our former member, Washington Mutual Bank, F.S.B., which was subsequently acquired by JPMorgan Chase Bank, N.A., a nonmember institution.

Credit Risk
The following table provides a summary of the recorded investment in mortgage loans 90 days or more past due and still accruing interest, the balance of non-accrual loans, and the activity in our allowance for credit losses on mortgage loans held for portfolio as of and for the nine months ended September 30, 2014 and 2013.

	As of and for the Nine Months Ended September 30,
Past Due and Nonaccrual Mortgage Loan Data	2014	2013
(in thousands)
Total recorded investment in mortgage loans past due 90 days or more and still accruing interest	$7,569	$10,587
Non-accrual loans *	$25,513	$36,809
Allowance for credit losses on mortgage loans - collectively evaluated:
Balance, beginning of year	$934	$2,326
Charge-offs	(34)	(132)
Provision (benefit) for credit losses	84	(1,018)
Balance, end of period	$984	$1,176

*	A mortgage loan is placed in non-accrual status when the contractual principal or interest is 90 days or more past due.
Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, loans in process of foreclosure, and impaired loans. See Note 8 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" of this report for additional information on our mortgage loans that are delinquent or in foreclosure, troubled debt restructurings (TDRs), and our real estate owned (REO) as of September 30, 2014 and December 31, 2013.
With a delinquency rate of 11.5%, our government-guaranteed mortgage loans are exhibiting delinquency rates that are significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio. This is primarily due to the relative impact of individual mortgage delinquencies on the balance of our 773 outstanding government-guaranteed mortgage loans as of September 30, 2014. We rely on Federal Housing Administration insurance, which generally provides a 100% guarantee, to protect against credit losses on this portfolio, and consequently, we do not record an allowance for credit losses on these loans. See Notes 8 and 9 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2013 10-K for additional information on our government-guaranteed mortgage loan portfolio.
We conduct a loss reserve analysis of our conventional mortgage loan portfolio on a quarterly basis. As a result of our September 30, 2014 analysis, we determined that the credit enhancement provided by our members in the form of the lender risk account (LRA) and our previously recorded allowance for credit losses exceeded the expected credit losses on our conventional mortgage loan portfolio. Accordingly, we recorded a benefit for credit losses of $273,000 for the three months ended September 30, 2014. The benefit recorded in the third quarter of 2014, together with the provisions recorded in the first and second quarters of 2014, resulted in a provision for credit losses of $84,000 for the nine months ended September 30, 2014. We recorded a benefit for credit losses of $1.0 million for the three and nine months ended September 30, 2013. Our allowance for credit losses for mortgage loans collectively evaluated for impairment totaled $984,000 and $934,000 as of September 30, 2014 and December 31, 2013.
We individually evaluate our TDRs for impairment when determining our allowance for credit losses and generally remove the credit loss amount from the general allowance for credit losses and record it as a reduction to the carrying value of the impaired mortgage loan. A mortgage loan is reported as a TDR when: (1) we grant concessions that we would not otherwise consider, for legal or economic reasons, and the concession is accepted by the borrower, or (2) when a mortgage loan is discharged in a bankruptcy proceeding and not reaffirmed by the borrower. As of September 30, 2014 and December 31, 2013, the recorded investment in mortgage loans classified as TDRs was $17.4 million and $12.6 million. During the second quarter of 2014, we refined our processes for identification of TDRs. As a result, included in the September 30, 2014 recorded investment are 13 mortgage loans with TDR classification dates prior to the second quarter of 2014 and aggregate recorded investment balances of $2.2 million.

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
We classify our interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and cash collateral by counterparty under qualifying netting arrangements. Subject to a netting arrangement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair values of derivatives are recorded directly through earnings. As of September 30, 2014 and December 31, 2013, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $51.7 million and $54.5 million and derivative liabilities of $72.2 million and $51.6 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, expirations and terminations of certain outstanding interest-rate exchange agreements, and our entry into new agreements during the first nine months of 2014.
We use derivatives to manage our risk in the following ways:

•
In fair value hedges of underlying financial instruments, including fixed interest-rate advances, certain AFS securities, and fixed interest-rate consolidated obligations. A fair value hedge is a transaction where, assuming specific criteria identified in accounting principles generally accepted in the U.S. (GAAP) are met, the changes in fair value of a derivative and its corresponding hedged item attributable to the hedged risk are recorded in current-period earnings.

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

The following table summarizes the notional amounts and fair values of our derivatives, including the effect of qualifying netting arrangements and cash collateral, as of September 30, 2014 and December 31, 2013. Changes in the notional amounts of derivatives generally reflect changes in our use of such instruments to effectively reduce our interest-rate risk and lower our cost of funds.

	As of September 30, 2014		As of December 31, 2013
Derivative Instruments by Product	Notional Amount	Fair Value (Loss) Gain Position Excluding Accrued Interest	Notional Amount	Fair Value (Loss) Gain Position Excluding Accrued Interest
(in thousands)
Advances:
Fair value - existing cash item	$4,331,464	$(81,481)	$4,146,114	$(106,409)
Investments:
Fair value - existing cash item	2,884,899	(22,604)	2,857,277	67,350
Consolidated obligation bonds:
Fair value - existing cash item	12,281,614	(7,526)	12,315,990	(16,094)
Non-qualifying economic hedges	2,000,000	(333)	530,000	(77)
Total	14,281,614	(7,859)	12,845,990	(16,171)
Consolidated obligation discount notes:
Fair value - existing cash item	249,876	(40)	1,499,344	76
Non-qualifying economic hedges	499,753	(76)	999,583	57
	749,629	(116)	2,498,927	133
Balance sheet:
Non-qualifying economic hedges	375,000	818	400,000	3,399
Offsetting positions:
Non-qualifying economic hedges	472,760	(20)	450,000	—
Total notional and fair value	$23,095,366	(111,262)	$23,198,308	(51,698)
Accrued interest at period end		18,327		8,658
Cash collateral held by counterparty - assets		72,474		67,846
Cash collateral held from counterparty - liabilities		—		(21,895)
Net derivative balance		$(20,461)		$2,911

Net derivative asset balance		$51,691		$54,494
Net derivative liability balance		(72,152)		(51,583)
Net derivative balance		$(20,461)		$2,911

Compared to December 31, 2013, the total notional amount of derivatives hedging advances increased by $185.4 million, to $4.3 billion, as of September 30, 2014, due to an increase in the balance of fixed interest-rate advances during the period. Compared to December 31, 2013, the total notional amount of derivatives hedging consolidated obligation bonds and discount notes decreased by $1.3 billion, to $12.5 billion, as of September 30, 2014, primarily due to our increased use of lower cost consolidated obligation discount notes and short-term consolidated obligation bonds, a number of which were not hedged with derivatives.
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

Bilateral Derivatives
We are exposed to nonperformance by the counterparties to bilateral derivative agreements. We require netting arrangements to be in place for all bilateral counterparties. These arrangements include provisions for netting exposures across all transactions with that counterparty. The arrangements also contain collateral delivery thresholds requiring the counterparty to deliver collateral to us if the total exposure to that counterparty exceeds a specific threshold limit. The amount of net unsecured credit exposure that is permissible with respect to each bilateral counterparty depends on the credit rating of that counterparty. We do not anticipate any credit losses on our bilateral derivative agreements.
We define "maximum counterparty credit risk" on our derivatives to be the estimated cost of replacing derivatives in a net asset position if the counterparty defaults. For this calculation, we assume the related non-cash collateral, if any, has no value. In determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of September 30, 2014 and December 31, 2013, our maximum counterparty credit risk, taking into consideration netting arrangements, was $25.9 million and $30.6 million, including $6.2 million and $7.2 million of net accrued interest receivable. We held no cash collateral from our counterparties as of September 30, 2014. We held $1.9 million of cash collateral from our counterparties for net credit risk exposures of $28.7 million as of December 31, 2013. We held $19.4 million and $16.6 million of securities collateral, consisting of GSE and U.S. Treasury securities, from our counterparties as of September 30, 2014 and December 31, 2013. We do not include the fair value of securities collateral from our counterparties in our derivative asset or liability balances on our statements of condition. Changes in maximum counterparty credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.
Certain of our bilateral derivative agreements include provisions that require us to maintain specified credit ratings from each of the major credit-rating agencies. If our rating were to fall below a specified credit rating, we would be in violation of these provisions, and the counterparties to our bilateral derivative agreements could request immediate and ongoing collateralization on derivatives in net liability positions or early terminate existing positions. The aggregate fair value of our bilateral derivative instruments with credit-risk related contingent features that were in a liability position as of September 30, 2014 was $96.1 million, for which we posted collateral of $43.3 million (including cash and securities) in the normal course of business. If the Seattle Bank's stand-alone credit rating had been lowered by one rating level (i.e., from "AA" to "A"), as of September 30, 2014, we would have been required to deliver up to an additional $43.4 million of collateral at fair value to our bilateral derivative counterparties.
The following tables present by credit rating, as applicable, the total notional and credit exposure with those counterparties with which we had credit exposure (i.e., derivatives in a net asset position on our statements of condition) as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
(in thousands)
A	$3,417,455	$25,926	$19,402	$6,524
Cleared derivatives *	6,875,553	25,765	—	25,765
Total	$10,293,008	$51,691	$19,402	$32,289

	As of December 31, 2013
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
(in thousands)
A	$6,127,013	$28,736	$16,632	$12,104
Cleared derivatives *	5,312,661	25,758	—	25,758
Total	$11,439,674	$54,494	$16,632	$37,862

*	Represents derivative transactions cleared with a clearinghouse. Exposure includes initial and variation margins, changes in fair value of cleared derivatives, and net interest receivable/payable.

The following table presents our net derivative asset and liability positions as of September 30, 2014 by counterparty credit ratings, presented by the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's headquarters (or, as applicable, the domicile of its parent).

	As of September 30, 2014
Derivative Assets and Liabilities by Counterparty Credit Rating	Notional Amount	AA	A	BBB	Cleared Derivatives	Total
(in thousands)
Counterparties in net derivative asset positions:
Domestic	$10,268,008	$—	$25,812	$—	$25,765	$51,577
U.S. branches and agency offices of foreign commercial banks
Switzerland	25,000	—	114	—	—	114
Total counterparties in net derivative asset positions	$10,293,008	$—	$25,926	$—	$25,765	$51,691

Counterparties in net derivative liability positions:
Domestic	$6,061,669	$287	$20,301	$3,274	$—	$23,862
U.S. subsidiaries of foreign commercial banks	281,303	—	17,755	—	—	17,755
Total	6,342,972	287	38,056	3,274	—	41,617
U.S. branches and agency offices of foreign commercial banks
United Kingdom	914,200	—	3,367	—	—	3,367
Germany	2,286,786	—	16,407	—	—	16,407
France	2,560,400	—	637	—	—	637
Switzerland	698,000	—	10,124	—	—	10,124
Total	6,459,386	—	30,535	—	—	30,535
Total counterparties in net derivative liability positions	$12,802,358	$287	$68,591	$3,274	$—	$72,152
Total notional	$23,095,366
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
The following table summarizes the carrying value of our consolidated obligations by type as of September 30, 2014 and December 31, 2013.

	As of	As of
Carrying Value of Consolidated Obligations	September 30, 2014	December 31, 2013
(in thousands)
Discount notes	$13,309,790	$14,989,009
Bonds	18,241,797	17,413,887
Total	$31,551,587	$32,402,896

The following table summarizes the outstanding balances, weighted-average interest rates, and highest outstanding monthly ending balance on our short-term debt (i.e., consolidated obligations with original maturities of one year or less from issuance date) as of and for the nine months ended September 30, 2014 and the year ended December 31, 2013.

	As of and For the Nine Months Ended September 30, 2014		As of and For the Year Ended December 31, 2013
	Consolidated Obligations		Consolidated Obligations
Short-Term Debt	Discount Notes	Bonds with Original Maturities of One Year or Less	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$13,311,135	$3,690,000	$14,990,400	$4,440,000
Weighted-average interest rate as of period end	0.06%	0.12%	0.08%	0.14%
Daily average outstanding for the period (par)	$15,764,341	$3,085,256	$16,832,830	$3,421,339
Weighted-average interest rate for the period	0.06%	0.12%	0.07%	0.15%
Highest outstanding balance at any month-end for the period	$17,221,112	$5,190,000	$21,095,990	$5,190,000

Our outstanding consolidated obligation discount notes decreased by $1.7 billion, to a par amount of $13.3 billion as of September 30, 2014, from a par amount of $15.0 billion as of December 31, 2013. Outstanding consolidated obligation bonds increased by $830.0 million to a par amount of $18.2 billion as of September 30, 2014, from a par amount of $17.3 billion as of December 31, 2013. The changes in consolidated obligation bonds and discount notes reflected a shift to the use of shorter-term consolidated obligation bonds at September 30, 2014 based on our preference for the instruments and the more attractive cost of funds.

The following table summarizes our consolidated obligation bonds by interest-rate type as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014		As of December 31, 2013
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$15,554,420	85.7	$14,456,920	83.4
Step-up *	2,116,705	11.7	1,714,200	9.9
Variable	285,000	1.5	925,000	5.3
Capped variable	200,000	1.1	200,000	1.2
Range	—	—	30,000	0.2
Total par value	$18,156,125	100.0	$17,326,120	100.0

*	The interest rates on step-up consolidated obligation bonds are fixed rates that increase at contractually specified dates.
Fixed interest-rate consolidated obligation bonds increased by $1.1 billion, to $15.6 billion, as of September 30, 2014, from December 31, 2013, due to our shift to the use of shorter-term consolidated obligation bonds from consolidated obligation discount notes during the nine months ended September 30, 2014. Step-up consolidated obligation bonds increased by $402.5 million, to $2.1 billion, as of September 30, 2014, from December 31, 2013, due to an increase in investor demand for this type of structure during the nine months ended September 30, 2014.
The following table summarizes our outstanding consolidated obligation bonds by year of remaining contractual term-to-maturity as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014		As of December 31, 2013
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$6,020,000	0.33	$6,001,500	1.05
Due after one year through two years	3,308,160	0.85	1,584,660	0.92
Due after two years through three years	1,624,000	0.81	2,318,500	1.03
Due after three years through four years	2,999,650	1.75	1,565,000	1.59
Due after four years through five years	1,320,245	3.37	2,036,650	1.72
Thereafter	2,884,070	2.42	3,819,810	2.90
Total par value	18,156,125	1.26	17,326,120	1.57
Premiums	5,848		3,846
Discounts	(8,638)		(8,940)
Hedging adjustments	88,483		92,841
Fair value option valuation adjustments	(21)		20
Total	$18,241,797		$17,413,887

The weighted-average interest rate on our consolidated obligation bonds decreased to 1.26% as of September 30, 2014, from 1.57% as of December 31, 2013, primarily due to the maturity of a number of higher coupon bonds during the period.
Our callable consolidated obligation bonds outstanding increased by $2.5 billion, to $8.6 billion, as of September 30, 2014, compared to December 31, 2013. Callable consolidated obligation bonds as a percentage of total consolidated obligation bonds significantly increased as of September 30, 2014, to 47.3%, compared to 34.9% as of December 31, 2013, reflecting the favorable cost of structured funding.
Other Funding Sources
Member deposits are a source of funds for the Seattle Bank that offers our members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us and, as a result, these balances fluctuate. Deposits increased by $52.0 million, to $462.1 million, as of September 30, 2014, compared to $410.1 million as of December 31, 2013. Demand deposits comprised the largest percentage of deposits, representing 71.8% and 68.2% of deposits as of September 30, 2014 and December 31, 2013. Deposit levels and types of deposits generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.
Capital Resources and Liquidity
Our capital resources consist of capital received in consideration for Seattle Bank stock held by our members and nonmember shareholders (i.e., former members that own capital stock as a result of a merger with or acquisition by an institution that is not a member of the Seattle Bank) and retained earnings. The amount of our capital resources does not take into account our joint and several liability for the consolidated obligations of other FHLBanks. Our principal sources of liquidity are the proceeds from the issuance of consolidated obligations and proceeds from liquidation of our short-term investments.
Capital Resources
Our total capital increased by $71.4 million, to $1.2 billion, as of September 30, 2014, from December 31, 2013, primarily due to improvements in the fair values of our AFS investments, including PLMBS previously determined to be other-than-temporarily impaired, and our net income for the nine months ended September 30, 2014, partially offset by transfers of capital stock to MRCS.
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A (which we no longer issue) and Class B. All of our capital stock is issued, redeemed, repurchased, and transferred between members at $100 per share. Pursuant to our Capital Plan, Class B capital stock satisfies both the membership stock purchase and activity stock purchase requirements, while Class A capital stock satisfies only the activity stock purchase requirement. Class A capital stock has a six-month statutory redemption period, and Class B capital stock has a five-year statutory redemption period. The following table details our outstanding capital stock as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014		As of December 31, 2013
Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Capital stock classified within equity on the statements of condition	$35,463	$823,380	$45,241	$877,736
Capital stock classified as MRCS within liabilities on the statements of condition	53,955	1,489,545	66,821	1,680,869
Total capital stock	$89,418	$2,312,925	$112,062	$2,558,605
See Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" of this report for additional information on our capital stock, including membership stock purchase and activity stock purchase requirements and the requirements for utilization of our excess stock pool.
In September 2012, the FHFA approved our proposal for an excess capital stock repurchase program and granted us the authority to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share), provided: (1) our financial condition—measured primarily by our MVE-to-PVCS ratio—does not deteriorate; (2) the excess stock repurchases from the bank's shareholders are handled on a pro-rata basis; and (3) we receive FHFA non-objection for each quarter's repurchase. In February 2014, we implemented a separate excess capital stock redemption program, with FHFA non-objection, to redeem up to $75 million per quarter of excess capital stock on which the redemption waiting period has been satisfied.

The Amended Consent Arrangement requires that we request and obtain FHFA non-objection for repurchases and redemptions of capital stock and prescribes the contents of the requests. Under this authority, in the first nine months of 2014, we repurchased $296.1 million, including repurchases of $71.5 million and redemptions of $224.6 million, of excess capital stock. Since implementing the programs, we have repurchased a total of $440.7 million of excess capital stock. In addition, we also repurchased $3.0 million, including $868,000 in first nine months of 2014, of excess Class B stock that had been purchased by members on or after October 27, 2010 for activity purposes (which type of repurchase we are authorized to make without regard to amount.)

In addition, in October 2014, following FHFA non-objection, we announced that we will repurchase up to $100 million of excess capital stock during fourth quarter 2014. We will repurchase, on a pro rata basis, up to $25 million of excess capital stock from across our shareholder base and redeem up to $75 million of excess capital stock on which the redemption waiting period has been satisfied.
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
The following table presents the amount of MRCS by year of scheduled redemption as of September 30, 2014. The year of redemption in the table reflects the later of: (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock.

	As of September 30, 2014
MRCS - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$4,163	$27,651
One year through two years	—	24,897
Two years through three years	—	5,009
Three years through four years	—	559,717
Thereafter	—	86,304
Past contractual redemption date due to remaining activity (1)	246	34,836
Past contractual redemption date due to regulatory action (2)	49,546	751,131
Total	$53,955	$1,489,545

(1)
Represents MRCS that is past the end of the contractual redemption period because there is activity outstanding to which the MRCS relates. Dates assume payments of advances and mortgage loans at final maturity.

(2)	Represents MRCS that is past the end of the contractual redemption period because of FHFA restrictions limiting our ability to redeem capital stock.
The number of shareholders with MRCS decreased to 75 as of September 30, 2014, from 80 as of December 31, 2013. The Class B capital stock in the table above includes $561.5 million and $554.0 million in Class B capital stock held by nonmembers JPMorgan Chase Bank, N.A. and BANA.
Dividends
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings, unless otherwise prohibited. Under the provisions of the Amended Consent Arrangement, we must obtain written non-objection from the FHFA prior to paying dividends on our capital stock. Beginning in the third quarter of 2013, with FHFA non-objection, we have paid a $0.025 per share dividend every quarter since that time. Total dividends paid since the third quarter of 2013 totaled $2.7 million, of which $922,000 was recorded as dividends on capital stock and $1.7 million was recorded as interest expense on MRCS on our statements of income.
In addition, our Board declared a $0.025 per share cash dividend, based on third quarter 2014 net income. With FHFA non-objection, the dividend was paid on October 31, 2014 and totaled $621,000, of which $212,000 was recorded as dividends on capital stock and $409,000 was recorded as interest expense on MRCS.
See "—Capital Classification" and "—Consent Arrangements" below and "Part II. Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends" and Note 15 in "Part II.

Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2013 10-K for additional information on dividends and dividend restrictions.
Retained Earnings
We reported retained earnings of $327.2 million as of September 30, 2014, an increase of $40.1 million from $287.1 million as of December 31, 2013, with the increase primarily due to our net income for the nine months ended September 30, 2014, partially offset by our dividend payments made in 2014.
In accordance with the Joint Capital Enhancement Agreement (Capital Agreement), during the first nine months of 2014, we allocated $8.2 million of our net income to restricted retained earnings and $32.6 million to unrestricted retained earnings. As of September 30, 2014, our restricted retained earnings balance totaled $59.0 million. See Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for additional detail relating to the Capital Agreement.
Accumulated Other Comprehensive Income (Loss)
Our AOCI improved to a gain of $23.7 million as of September 30, 2014, from a loss of $71.8 million as of December 31, 2013, primarily due to improvements in market prices of our AFS investments, including those previously determined to be other-than-temporarily impaired. AOCI was also impacted by changes in the fair value of non-credit OTTI accretion on HTM securities, and to a lesser extent, pension benefits. See "Part I. Item 1. Statements of Comprehensive Income" and Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for additional detail relating to AOCI for the three and nine months ended September 30, 2014 and 2013.
Statutory Capital Requirements
We are subject to three capital requirements under our Capital Plan and FHFA rules and regulations: risk-based capital, regulatory capital-to-assets ratio, and leverage capital-to-assets ratio. We complied with all of these capital requirements as of September 30, 2014 and December 31, 2013.

•
Risk-based capital. We must maintain at all times permanent capital, defined as Class B capital stock (including Class B MRCS) and retained earnings as defined according to GAAP, in an amount at least equal to the sum of our credit-risk, market-risk, and operational-risk capital requirements, all of which are calculated in accordance with the rules and regulations of the FHFA.

•
Regulatory capital-to-assets ratio. We are required to maintain at all times a regulatory capital-to-assets ratio of at least 4.0%. In addition, our Board requires us to maintain a minimum regulatory capital-to-assets ratio of 4.05%. Total regulatory capital is the sum of permanent capital (including Class B capital stock, Class B MRCS, and retained earnings), Class A capital stock (including Class A MRCS), any general loss allowance (if consistent with GAAP and not established for specific assets), and other amounts from sources determined by the FHFA as available to absorb losses.

•
Leverage capital-to-assets ratio. We are required to maintain at all times a leverage capital-to-assets ratio of at least 5.0%. Leverage capital is defined as the sum of: (1) permanent capital weighted by a 1.5 multiplier plus (2) all other capital without a weighting factor.

The FHFA may require us to maintain capital levels in excess of the regulatory minimums described above.

The following table shows our regulatory capital requirements compared to our actual capital position as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014		As of December 31, 2013
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,256,428	$2,640,078	$1,362,625	$2,845,695
Regulatory capital-to-assets ratio	4.00%	7.79%	4.00%	8.25%
Total regulatory capital *	$1,400,680	$2,729,496	$1,434,813	$2,957,757
Leverage capital-to-assets ratio	5.00%	11.56%	5.00%	12.21%
Leverage capital	$1,750,850	$4,049,535	$1,793,516	$4,380,605

*	Total regulatory capital includes MRCS and excludes AOCI.
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
Consent Arrangements
In October 2010, the Seattle Bank entered into the 2010 Consent Arrangement, which set forth certain requirements regarding our financial performance, capital management, asset composition, and other operational and risk management improvements, and placed restrictions on our redemptions and repurchases of capital stock and our payment of dividends. Since 2010, we have developed and implemented numerous plans and policies to address the 2010 Consent Arrangement requirements and remediate associated supervisory concerns, and our financial performance has improved significantly.
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
Our primary sources of liquidity are the proceeds of new consolidated obligation issuances and proceeds from liquidation of short-term investments. Our secondary sources of liquidity consist of other short-term borrowings, including federal funds purchased and securities sold under agreements to repurchase. Member deposits, capital, and proceeds from liquidation of non-PLMBS securities classified as AFS are also liquidity sources. To ensure that adequate liquidity is available to meet our requirements, we monitor and forecast our future cash flows and anticipated member liquidity needs, and we adjust our funding and investment strategies accordingly. Our access to liquidity may be negatively affected by, among other things, changes in demand for FHLBank System debt or regulatory action that would limit debt issuances.
Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans, or other securities that are issued by the U.S. government or its agencies, and securities in which fiduciary and trust funds may invest under the laws of the state in which the FHLBank is located. We were in compliance with this requirement as of September 30, 2014 and December 31, 2013.
Deposit Reserve Requirement
The following table presents the components of the deposit reserve requirement as of September 30, 2014 and December 31, 2013.

	As of	As of
Deposit Reserve Requirement	September 30, 2014	December 31, 2013
(in thousands)
Total eligible deposit reserves	$9,989,580	$11,003,079
Less: Total member deposits	(462,138)	(410,112)
Excess deposit reserves	$9,527,442	$10,592,967

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

The following table summarizes our liquidity reserves to protect against contingency liquidity risk as of September 30, 2014.

As of
Contingency Liquidity Reserves	September 30, 2014
(in thousands)
Total contingency liquidity reserves (1)	$17,556,000
Less: Total requirement (2)	(4,163,000)
Excess contingency liquidity reserves	$13,393,000

(1)
Includes cash, overnight federal funds sold, securities purchased under agreements to resell, advances maturing within five days, and certain AFS and HTM securities (discounted by between 4% and 15%, depending on the instrument), and expected mortgage loan principal payments.

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
In addition, our Board requires us to maintain a voluntary contingency liquidity operating threshold of 30 consecutive calendar days. The voluntary contingency liquidity operating threshold is forward-looking, and at all times, we have had ample liquidity to meet our obligations and member funding needs. We complied with all liquidity requirements and operating targets at all times to date in 2014 and during 2013. See "Part I. Item 1. Business—Liquidity Requirements" and Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2013 10-K, for additional information on liquidity requirements.
Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of September 30, 2014.

	As of September 30, 2014
	Payments Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Contractual obligations:
Consolidated obligation bonds (at par) *	$6,020,000	$4,932,160	$4,319,895	$2,884,070	$18,156,125
MRCS	867,573	29,906	644,229	1,792	1,543,500
Operating leases	1,919	3,633	3,431	7,942	16,925
Pension and post-retirement contributions	3,143	—	—	—	3,143
Total contractual obligations	$6,892,635	$4,965,699	$4,967,555	$2,893,804	$19,719,693
Other commitments:
Standby letters of credit	$353,706	$19,564	$2,025	$—	$375,295
Unused lines of credit and other commitments	—	10,000	—	—	10,000
Commitments to fund additional advances	5,000	—	—	—	5,000
Total other commitments	$358,706	$29,564	$2,025	$—	$390,295

*	Does not include interest payments on consolidated obligation bonds and is based on remaining contractual term-to-maturity; the actual timing of payments could be affected by redemptions.

In addition, as of September 30, 2014, we had $110.0 million in unsettled agreements to issue consolidated obligation bonds, all of which were hedged with interest-rate exchange agreements.
Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013
The following table presents comparative highlights of our net income for the three and nine months ended September 30, 2014 and 2013. See further discussion of these items in the sections that follow.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Selected Statements of Income Data	2014	2013	Percent Increase/(Decrease)	2014	2013	Percent Increase/(Decrease)
Net interest income	$40,219	$35,393	13.6	$105,486	$104,052	1.4
Provision (benefit) for credit losses	(273)	(989)	(72.4)	84	(1,018)	(108.3)
Net interest income after provision (benefit) for credit losses	40,492	36,382	11.3	105,402	105,070	0.3
Other (loss) income	(946)	4,104	(123.1)	1,150	4,110	(72.0)
Other expense	22,474	16,935	32.7	61,126	56,293	8.6
Total assessments	1,749	2,400	(27.1)	4,672	5,334	(12.4)
Net income	$15,323	$21,151	(27.6)	$40,754	$47,553	(14.3)
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

The following table summarizes the average rates of various interest-rate indices for the three and nine months ended September 30, 2014 and 2013 that impacted our interest-earning assets and interest-bearing liabilities and such indices' ending rates as of September 30, 2014 and 2013 and December 31, 2013.

	Average Rate for the Three Months Ended		Average Rate for the Nine Months Ended		Ending Rate as of
Market Instrument	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	December 31, 2013	September 30, 2013
(in percentages)
Federal funds effective rate	0.09	0.09	0.08	0.12	0.07	0.07	0.06
3-month Treasury bill	0.02	0.02	0.03	0.05	0.02	0.07	0.01
1-month LIBOR	0.15	0.19	0.15	0.19	0.16	0.17	0.18
3-month LIBOR	0.23	0.26	0.23	0.28	0.24	0.25	0.25
2-year U.S. Treasury note	0.50	0.35	0.42	0.29	0.57	0.38	0.32
5-year U.S. Treasury note	1.69	1.49	1.64	1.07	1.76	1.74	1.38
10-year U.S. Treasury note	2.49	2.69	2.62	2.20	2.49	3.03	2.61
The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2014 and 2013. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$10,032,652	$17,205	0.68	$11,019,749	$22,129	0.80
Mortgage loans	705,175	9,402	5.29	878,444	11,519	5.20
Investments *	25,456,481	43,993	0.69	25,478,519	37,501	0.58
Other interest-earning assets	77,208	12	0.06	102,976	14	0.06
Total interest-earning assets	36,271,516	70,612	0.77	37,479,688	71,163	0.75
Other assets *	149,734			78,067
Total assets	$36,421,250			$37,557,755
Interest-bearing liabilities:
Consolidated obligations	$32,738,586	29,950	0.36	$33,714,027	35,283	0.42
Deposits	411,823	30	0.03	438,099	35	0.03
MRCS	1,634,894	413	0.10	1,784,359	452	0.10
Other borrowings	107	—	0.12	111	—	0.10
Total interest-bearing liabilities	34,785,410	30,393	0.35	35,936,596	35,770	0.39
Other liabilities	446,119			571,420
Capital	1,189,721			1,049,739
Total liabilities and capital	$36,421,250			$37,557,755
Net interest income		$40,219			$35,393

Interest-rate spread		$37,326	0.42		$32,463	0.36
Earnings from capital		2,893	0.02		2,930	0.02
Net interest margin		$40,219	0.44		$35,393	0.38

	For the Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$10,170,629	$50,839	0.67	$10,288,710	$58,671	0.76
Mortgage loans	742,476	29,661	5.34	948,824	37,542	5.29
Investments *	25,488,032	127,005	0.67	25,528,643	116,175	0.61
Other interest-earning assets	68,022	29	0.06	66,035	45	0.09
Total interest-earning assets	36,469,159	207,534	0.76	36,832,212	212,433	0.77
Other assets *	135,557			84,874
Total assets	$36,604,716			$36,917,086
Interest-bearing liabilities:
Consolidated obligations	$32,982,626	100,667	0.41	$33,117,454	107,817	0.44
Deposits	399,563	91	0.03	457,261	112	0.03
MRCS	1,675,668	1,290	0.10	1,595,017	452	0.04
Other borrowings	110	—	0.09	164	—	0.11
Total interest-bearing liabilities	35,057,967	102,048	0.39	35,169,896	108,381	0.41
Other liabilities	348,752			488,214
Capital	1,197,997			1,258,976
Total liabilities and capital	$36,604,716			$36,917,086
Net interest income		$105,486			$104,052

Interest-rate spread		$97,455	0.37		$94,464	0.36
Earnings from capital		8,031	0.02		9,588	0.02
Net interest margin		$105,486	0.39		$104,052	0.38

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

For the three and nine months ended September 30, 2014, our average assets decreased by $1.1 billion and $312.4 million, compared to the same periods in 2013. Average advances decreased by $987.1 million and $118.1 million for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to new advance activity in the first half of 2013 and then the maturity of $750.0 million in BANA advances in March 2014. Average mortgage loan balances also decreased by $173.3 million and $206.3 million for the three and nine months ended September 30, 2014, compared to the same periods in 2013, as remaining mortgage loans in the portfolio continued to pay down.
For the three and nine months ended September 30, 2014, compared to the same periods in 2013, the average yield on our interest-earning assets increased by 2 basis points and declined by 1 basis point, while the average cost of our interest-bearing liabilities decreased by 4 and 2 basis points. The increased yields on investments and lower cost of funding were the primary reasons for the increase of 6 basis points and 1 basis point in our interest-rate spread for the three and nine months ended September 30, 2014, compared to the same periods in 2013.
Earnings from capital were flat at $2.9 million and declined by $1.6 million to $8.0 million, for the three and nine months ended September 30, 2014, compared to the same periods in 2013. The decline for the nine-month period was primarily due to our repurchases of capital stock since September 2012, which reduced the average amount of capital available for investment. Yields on our short-term investments increased by 1 basis point and decreased by 4 basis points, to 0.11% and 0.10%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014 vs. 2013 Increase (Decrease)			2014 vs. 2013 Increase (Decrease)
Changes in Volume and Rate	Volume *	Rate *	Total	Volume *	Rate *	Total
(in thousands)
Interest income:
Advances	$(1,872)	$(3,052)	$(4,924)	$(666)	$(7,166)	$(7,832)
Investments	(159)	6,651	6,492	(185)	11,015	10,830
Mortgage loans	(3,007)	890	(2,117)	(8,240)	359	(7,881)
Other loans	(9)	7	(2)	1	(17)	(16)
Total interest income	(5,047)	4,496	(551)	(9,090)	4,191	(4,899)
Interest expense:
Consolidated obligations	(997)	(4,336)	(5,333)	(437)	(6,713)	(7,150)
Deposits	(2)	(3)	(5)	(13)	(8)	(21)
MRCS	(38)	(1)	(39)	24	814	838
Total interest expense	(1,037)	(4,340)	(5,377)	(426)	(5,907)	(6,333)
Change in net interest income excluding provision (benefit) for credit losses	$(4,010)	$8,836	$4,826	$(8,664)	$10,098	$1,434

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Changes in net interest income for the three and nine months ended September 30, 2014, compared to the same periods in 2013, were primarily due to changes in average interest rates with the exception of interest income on mortgage loans which was primarily impacted by continued pay downs. In addition, for the three and nine months ended September 30, 2014, decreases in average advance volumes contributed to the decline in net interest income. These changes are discussed in more detail below.
Interest Income
The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the three and nine months ended September 30, 2014, from the same periods in 2013.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Interest Income	2014	2013	Percent Increase/ (Decrease)	2014	2013	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$16,390	$17,941	(8.6)	$48,535	$52,803	(8.1)
Prepayment fees on advances, net	815	4,188	(80.5)	2,304	5,868	(60.7)
Subtotal	17,205	22,129	(22.3)	50,839	58,671	(13.3)
Investments	43,993	37,501	17.3	127,005	116,175	9.3
Mortgage loans	9,402	11,519	(18.4)	29,661	37,542	(21.0)
Interest-bearing deposits and other	12	14	(14.3)	29	45	(35.6)
Total interest income	$70,612	$71,163	(0.8)	$207,534	$212,433	(2.3)

Interest income decreased for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to decreases in average yields and prepayment fees on advances and average balances of mortgage loans, partially offset by increases in the average yields on investments.
Advances
Interest income from advances decreased by 22.3% and 13.3% for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to decreases in both average yields and average balances on advances. Our average advances balance decreased by 9.0% and 1.1%, to $10.0 billion and $10.2 billion, for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to the effect of advance activity in early 2013 from former member Bank of America Oregon, N.A. and then the maturity of advances with BANA in the first quarter of 2014. The average yield on advances, including prepayment fees on advances, decreased by 12 and 9 basis points, to 0.68% and 0.67%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013. The decrease in average yield during the three and nine months ended September 30, 2014, compared to the same periods in 2013, was primarily attributable to a decrease in prepayment fees on advances. The average yield on advances, excluding prepayment fees, for the three and nine months ended September 30, 2014 was 0.65% and 0.64%, compared to 0.65% and 0.69% for the same periods in 2013.
Prepayment Fees on Advances
For the three and nine months ended September 30, 2014, we recorded net prepayment fee income of $815,000 and $2.3 million, compared to $4.2 million and $5.9 million for the same periods in 2013. Borrowers prepaid advances totaling $29.5 million and $71.0 million for the three and nine months ended September 30, 2014, compared to $59.2 million and $198.4 million for the same periods in 2013. Prepayment fees on hedged advances were partially offset by fair value basis adjustments related to hedging activities, and unamortized premiums, deferred fees, and other adjustments. See Note 6 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for additional detail on gross and net prepayment fees.
Investments
Interest income from investments, which includes short-term investments and AFS and HTM investments, increased by 17.3% and 9.3% for the three and nine months ended September 30, 2014, compared to the same periods in 2013. Average investments decreased by $22.0 million and $40.6 million, to $25.5 billion, for the three and nine months ended September 30, 2014, compared to the same periods in 2013, but the average yield on investments increased by 11 and 6 basis points, to 0.69% and 0.67%, compared to prior periods, primarily due to the accretion of previously recorded OTTI credit losses attributable to increased yields on previously impaired PLMBS with significant increases in expected cash flows, which totaled $7.3 million and $18.9 million for the three and nine months ended September 30, 2014, compared to $5.8 million and $13.9 million for the same periods in 2013. In addition, average yield on investments was positively impacted by a shift in our investments portfolio during the nine months ended September 30, 2014 to higher yielding AFS and HTM investments.
As part of our quarterly OTTI assessment, we analyze the expected cash flows of previously impaired PLMBS securities with no additional OTTI credit losses. If there is a significant increase in the expected cash flows of such a security, we adjust the yield on the security on a prospective basis. This adjusted yield is used to calculate the amount to be recognized into interest income over the remaining life of the PLMBS in order to match the amount and timing of future cash flows expected to be collected. As shown in the table below, we have adjusted a number of securities' yields in order to recognize the effect of favorable expected future cash flows and this recovery has become a material component in our investment interest income in recent periods. As of September 30, 2014, the amortized cost of our PLMBS included $354.4 million of OTTI credit losses, of which $137.0 million of unaccreted discount will be accreted back to investment interest income on a level-yield basis due to adjustments to yields resulting from significant improvements in the expected cash flows of the securities.
The following table provides additional details about the components of investment interest income for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Components of Investment Interest Income	2014	2013	2014	2013
(in thousands)
Non-MBS	$15,315	$10,365	$42,685	$33,703
MBS:
GSE and other U.S. agency	17,145	16,252	52,923	51,824
PLMBS:
Coupon and purchase premium amortization/discount accretion	4,222	5,082	12,478	16,708
Amount of net OTTI credit losses accreted during the period *	7,311	5,802	18,919	13,940
Total PLMBS	11,533	10,884	31,397	30,648
Total MBS	28,678	27,136	84,320	82,472
Total investment interest income	$43,993	$37,501	$127,005	$116,175

*
Net OTTI credit losses accreted during the period include accretion related to increases in yields attributable to significantly improved expected cash flows and OTTI credit loss present value accretion of $368,000 and $1,086,000 for the three and nine months ended September 30, 2014 and $412,000 and $1,263,000 for the three and nine months ended September 30, 2013.

Mortgage Loans
Interest income from mortgage loans held for portfolio decreased by 18.4% and 21.0% for the three and nine months ended September 30, 2014, compared to the same periods in 2013. The decreases were primarily due to the effect of continuing repayments of principal on the average balance of mortgage loans held for portfolio. The average balance of our mortgage loans held for portfolio decreased by $173.3 million and $206.3 million, to $705.2 million and $742.5 million, for the three and nine months ended September 30, 2014, compared to the same periods in 2013. The yield on our mortgage loans held for portfolio increased by 9 and 5 basis points, to 5.29% and 5.34%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to the recognition of interest resulting from improvements in performance of loans previously placed in non-accrual status.
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our September 30, 2014 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses was in excess of the expected credit losses on our mortgage loan portfolio. Accordingly, for the three months ended September 30, 2014, we recorded a benefit for credit losses of $273,000. Together with provisions for credit losses recorded in the first half of 2014, we recorded a provision for credit losses of $84,000 for the nine months ended September 30, 2014. We recorded a benefit for credit losses of $1.0 million for the three and nine months ended September 30, 2013.
Interest Expense
The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three and nine months ended September 30, 2014, from the same periods in 2013.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Interest Expense	2014	2013	Percent Increase/ (Decrease)	2014	2013	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligation discount notes	$2,602	$1,940	34.1	$7,097	$9,653	(26.5)
Consolidated obligation bonds	27,348	33,343	(18.0)	93,570	98,164	(4.7)
Total consolidated obligations	29,950	35,283	(15.1)	100,667	107,817	(6.6)
Deposits	30	35	(14.3)	91	112	(18.8)
MRCS	413	452	(8.6)	1,290	452	185.4
Total interest expense	$30,393	$35,770	(15.0)	$102,048	$108,381	(5.8)

Consolidated Obligations
When we require funding with original maturity terms of one year or less, we generally select the type of consolidated obligation based on whichever instrument — discount note or bond, sometimes paired with an accompanying derivative — that is most beneficial to the bank. Costs by type of instrument vary, depending on market conditions, including investor demand and availability of competing products. Our strategy can result in significant changes in the average balances of our consolidated obligation bonds and discount notes over relatively short periods, particularly when large percentages of our assets and liabilities have terms to maturity of one year or less.
Interest expense on consolidated obligations decreased by 15.1% and 6.6% for the three and nine months ended September 30, 2014, compared to the same periods in 2013. These decreases were primarily due to lower average balances and significantly lower cost of funds for the three and nine months ended September 30, 2014, compared to the same periods in 2013. The average balance of our consolidated obligations decreased by $975.4 million and $134.8 million, to $32.7 billion and $33.0 billion, and the average cost of funds on these obligations decreased by 6 basis points and 3 basis points, to 0.36% and 0.41%, during the three and nine months ended September 30, 2014, compared to the same periods in 2013.
Deposits
Interest expense on deposits decreased by 14.3% and 18.8%, to $30,000 and $91,000, for the three and nine months ended September 30, 2014, compared to the same periods in 2013. The decreases were due to a decline in the average balance of deposits of $26.3 million and $57.7 million, to $411.8 million and $399.6 million. Deposit levels generally vary based on our members' liquidity levels and market conditions, as well as the interest rates we pay on our deposits.
Effect of Derivatives and Hedging on Income
We use derivatives to manage our exposure to changes in interest rates and to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions and financial management strategies. We often use derivatives to hedge fixed interest-rate advances and consolidated obligations by effectively converting the fixed interest rates to short-term variable interest rates (generally one- or three-month LIBOR). For example, when we fund a variable interest-rate advance with a fixed interest-rate consolidated obligation, we may enter into an interest-rate exchange agreement that effectively converts the fixed interest-rate consolidated obligation to a variable interest rate and locks in the spread between the consolidated obligation and the advance. In this example, net interest income would reflect the impact on interest expense as a result of the hedging of the consolidated obligation, effectively resulting in interest expense on a variable interest-rate debt instrument.

The following table presents the total effect of derivatives and hedging on our net income for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Effect of Derivatives and Hedging Activities	2014	2013	2014	2013
(in thousands)
Total effect on net interest income *	$(3,613)	$9,700	$(3,487)	$33,926
Net gains (losses) on derivatives and hedging activities	175	2,720	2,584	2,730
Net effect on net income	$(3,438)	$12,420	$(903)	$36,656

*	Includes periodic net interest settlements on derivatives designated in a hedging relationship and amortization of hedging adjustments.
The total effect on net interest income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances, (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates, and (3) converting fixed interest rates on AFS investments to variable interest rates. See Note 9 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for income and expense impacts by hedged item type for the three and nine months ended September 30, 2014 and 2013, "—Financial Condition as of September 30, 2014 and December 31, 2013—Derivative Assets and Liabilities," and "—Other Income (Loss)" below for additional information on our outstanding derivatives.
Other Income (Loss)
The following table presents the components of our other income (loss) and the percentage change for the three and nine months ended September 30, 2014, from the same periods in 2013. Because of the type of financial activities reported in this category, other income (loss) can be volatile from period to period. For instance, net gain on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves, and the credit portion of OTTI loss is highly dependent upon expected cash flows from our PLMBS as well as our OTTI modeling assumptions.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Other Income (Loss)	2014	2013	Percent Increase/(Decrease)	2014	2013	Percent Increase/(Decrease)
(in thousands, except percentages)
Net OTTI loss, credit portion	$(1,556)	$(1,495)	4.1	$(3,185)	$(1,837)	73.4
Net loss on financial instruments under fair value option	(88)	(300)	(70.7)	(134)	(880)	(84.8)
Net realized gain on sale of AFS securities	—	—	N/A	—	903	(100.0)
Net gain on derivatives and hedging activities	175	2,720	(93.6)	2,584	2,730	(5.3)
Net realized (loss) gain on early extinguishment of consolidated obligations	(209)	2,307	(109.1)	(422)	1,732	(124.4)
Other, net	732	872	(16.1)	2,307	1,462	57.8
Total other (loss) income	$(946)	$4,104	(123.1)	$1,150	$4,110	(72.0)

Credit Portion of OTTI Loss
We recorded $1.6 million and $3.2 million of additional credit losses on our PLMBS for the three and nine months ended September 30, 2014, compared to $1.5 million and $1.8 million of such credit losses for the three and nine months ended September 30, 2013. See “—Financial Condition as of September 30, 2014 and December 31, 2013—Investments," "—Critical Accounting Policies and Estimates—OTTI of Securities," and Note 5 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information regarding our other-than-temporarily impaired securities.
Net Realized Gain on Sale of AFS Securities
During the nine months ended September 30, 2013, we sold one AFS security. The proceeds of the sale were $41.8 million and resulted in a net gain of $903,000. We sold no AFS securities during the nine months ended September 30, 2014.
Net Gain on Derivatives and Hedging Activities
For the three and nine months ended September 30, 2014, we recorded decreases of $2.5 million and $146,000 in our net gain on derivatives and hedging activities, compared to the same periods in 2013. The following table presents the components of net gain on derivatives and hedging activities for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Gain on Derivatives and Hedging Activities	2014	2013	2014	2013
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Net (loss) gain related to fair value hedge ineffectiveness - Interest-rate swaps	$(142)	$2,642	$1,093	$1,244
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(185)	135	1,886	642
Interest-rate swaptions	364	(225)	(2,252)	693
Net interest settlements	138	168	1,869	151
Offsetting transactions:
Interest-rate swaps	—	—	(12)	—
Total net gain related to derivatives not designated as hedging instruments	317	78	1,491	1,486
Net gain on derivatives and hedging activities	$175	$2,720	$2,584	$2,730

The decrease in the net gain on derivatives and hedging activities for the three and nine months ended September 30, 2014, compared to the same periods in 2013, was primarily the result of temporary ineffectiveness of the bank's fair value hedges. See “—Effect of Derivatives and Hedging on Income," "Financial Condition—Derivative Assets and Liabilities,” and Note 9 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information.
Net Realized (Loss) Gain on Early Extinguishment of Consolidated Obligations
From time to time, we early extinguish consolidated obligations by exercising our rights to call consolidated obligations or by reacquiring such consolidated obligations on the open market. We early extinguish debt primarily to economically reduce the relative cost of our consolidated obligation debt in future periods, particularly when the future yield of the replacement debt is expected to be lower than the yield for the extinguished debt. Net realized loss on early extinguishment of consolidated obligations was $209,000 and $422,000 for the three and nine months ended September 30, 2014, compared to net gains of $2.3 million and $1.7 million for the same periods in 2013.
We continue to review our consolidated obligations portfolio for opportunities to call or otherwise extinguish debt, lower our interest expense, or better match the duration of our liabilities to that of our assets.
Other Expense
The following table presents the components of our other expense and the percentage changes for the three and nine months ended September 30, 2014, from the same periods in 2013.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Other Expense	2014	2013	Percent Increase/(Decrease)	2014	2013	Percent Increase/(Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$10,230	$7,481	36.7	$28,211	$22,550	25.1
Occupancy cost	1,593	1,616	(1.4)	4,508	5,272	(14.5)
Other operating	9,305	6,608	40.8	24,391	20,403	19.5
FHFA	584	526	11.0	1,947	1,920	1.4
Office of Finance	546	655	(16.6)	1,775	1,931	(8.1)
Loss on software write-off	—	—	N/A	—	4,027	(100.0)
Other	216	49	340.8	294	190	54.7
Total other expense	$22,474	$16,935	32.7	$61,126	$56,293	8.6

Total other expense increased by $5.5 million and $4.8 million for the three and nine months ended September 30, 2014, compared to the same periods in 2013. Compensation and benefits increased by $2.7 million and $5.7 million for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to the accrual of retention bonuses associated with the Proposed Merger in the third quarter of 2014, additional compensation and benefits expense related to employees hired in 2013, and additional contributions to our multiemployer plan based on revised valuations . Other operating expense increased by $2.7 million and $4.0 million for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to increases in legal fees associated with ongoing PLMBS legal proceedings and professional fees related to the Proposed Merger. Costs associated with the Proposed Merger, including accruals for retention bonuses and legal fees discussed above, totaled $3.3 million during the three months ended September 30, 2014. We expect to continue to have additional expenses relating to the Proposed Merger, including legal and other professional fees, as we work through the transaction process. See "Part II. Item 1. Legal Proceedings" in this report for additional information regarding the PLMBS legal proceedings.
The increases in other expense for the three and nine months ended September 30, 2014, compared to the same periods in 2013, were partially offset by the impact of a one-time $4.0 million write-off of software in the second quarter of 2013 without any similar activity in the first nine months of 2014. In addition, occupancy cost in the first nine months of 2013 was temporarily higher due to expenses related to the relocation of the bank's headquarters in the second quarter of 2013.
FHFA and Office of Finance expenses represent costs allocated to us by those entities calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding compared to the FHLBank System as a whole.
Assessments
Our assessments for AHP are calculated as 10% of our net earnings before assessments and dividends recorded as interest expense. We recorded $1.7 million and $4.7 million of AHP assessments for the three and nine months ended September 30, 2014, compared to $2.4 million and $5.3 million for the same periods in 2013.

Critical Accounting Policies and Estimates
Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. We base our estimates on historical experience and on other factors believed to be reasonable given the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Our significant accounting policies are summarized in “Part II. Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates” included in our 2013 10-K. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include determination of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization and accretion of mortgage-related premiums and discounts, and determination of allowances for credit losses. With the exception of changes in the significant inputs used to measure credit losses on our PLMBS determined to be other-than-temporarily impaired for the three months ended September 30, 2014, as discussed below, there were no significant changes to our critical accounting policies or to the judgments, assumptions, and estimates, as described in our 2013 10-K, during the nine months ended September 30, 2014.
Determination of OTTI of Securities
The following table presents a summary of the significant inputs used to evaluate our PLMBS for OTTI for the three months ended September 30, 2014, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown. We had two securities determined to be further impaired during the three months ended September 30, 2014, and recorded $1.6 million of additional credit losses during that period. The additional OTTI credit losses recorded in the third quarter of 2014 were attributable, in part, to changes in mortgage servicer practices, as decreases in advanced principal and interest from servicers on delinquent loans have reduced current payments on the securities causing reductions in projected cash flows.

	Significant Inputs Used to Measure Credit Losses on PLMBS For the Three Months Ended September 30, 2014			As of September 30, 2014
	Cumulative Voluntary Prepayment Rates *	Cumulative Default Rates *	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average			Weighted Average
(in percentages)
Prime:
2008	14.3	15.9	34.1	21.4
2005	10.5	15.9	33.7	24.2
2004 and prior	17.1	3.5	30.7	13.7
Total prime	15.2	9.6	32.3	17.9
Alt-A:
2008	12.6	23.2	36.3	25.7
2007	6.6	43.8	40.6	13.2
2006	5.3	48.1	41.1	13.3
2005	7.6	30.5	37.8	23.1
2004 and prior	10.9	6.9	30.8	19.0
Total Alt-A	7.2	40.8	39.9	15.8
Total PLMBS	7.9	38.0	39.2	15.9

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.
In addition to evaluating our PLMBS under a base-case (or best estimate) scenario as discussed in Note 5 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” we also performed a cash flow analysis for each of these securities under a more stressful housing price scenario. This stress-test, or adverse-case, scenario was primarily based on a short-term housing price forecast that decreased five percentage points relative to the base case, followed by a recovery path with annual rates of housing price growth that is 33.0% lower than the base-case scenario.
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
The following table represents the impact to credit-related OTTI for the three months ended September 30, 2014 for the more stressful housing price scenario described above, which assumes delayed recovery of the housing price index (HPI), compared to credit-related OTTI recorded using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	For the Three Months Ended September 30, 2014
	Actual Results - Base-Case HPI Scenario			Adverse HPI Scenario Results
PLMBS	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q3 2014 OTTI Credit Loss	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q3 2014 OTTI Credit Loss
(in thousands, except number of securities)
Alt-A *	2	$113,196	$(1,556)	5	$193,450	$(2,781)

*	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.
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

As part of our quarterly OTTI assessment, we also identify previously impaired securities with no additional OTTI credit losses in the quarter. If there is a significant increase in a security's expected cash flows, we adjust the yield on the security on a prospective basis. This adjusted yield is used to calculate the amount to be recognized into interest income over the remaining life of the security in order to match the amount and timing of future cash flows expected to be collected. As of September 30, 2014, the balance of the credit loss component of our PLMBS determined to be other-than-temporarily impaired was $354.4 million. Based on our third quarter 2014 OTTI analysis, the portion of this balance that will be accreted to interest income over the remaining lives of the PLMBS is $137.0 million. See Note 5 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for additional information on changes in the balance of the credit loss components on our PLMBS.
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

The following table summarizes our total statements of condition risk measures as of September 30, 2014 and December 31, 2013.

Primary Risk Measures	As of September 30, 2014	As of December 31, 2013
Effective duration of equity	(0.01)	0.03
Effective convexity of equity	(2.52)	(3.24)
Effective key-rate-duration-of-equity mismatch	0.87	1.09
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(0.97)%	(1.25)%
- 100 basis point shock scenario	(1.26)%	(1.34)%
+ 200 basis point shock scenario	(2.86)%	(3.67)%
- 200 basis point shock scenario	(2.35)%	(3.66)%
+ 250 basis point shock scenario	(4.06)%	(5.16)%
- 250 basis point shock scenario	(2.81)%	(4.43)%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of September 30, 2014, the effective duration of equity reflected the change in interest rates and projected prepayment speeds of our mortgage assets, compared to those as of December 31, 2013. The change in the effective convexity of equity as of September 30, 2014 from December 31, 2013 was primarily caused by the change in the convexity profile of our consolidated obligations, partially offset by the change in convexity of our mortgage portfolio. Effective key-rate-duration-of-equity mismatch decreased as of September 30, 2014 from December 31, 2013, primarily due to the changes in the composition of our statements of condition.
The estimated decreases in our market value-of-equity sensitivity resulting from the plus and minus 100-, 200-, and 250-basis point changes in interest rates between December 31, 2013 and September 30, 2014 were the result of our hedging activity to reduce exposure to rising interest rates.
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

Our risk management policy limits apply only to the risk management portfolio risk measures. We were in compliance with these risk management policy limits as of September 30, 2014 and December 31, 2013. The following table summarizes the portfolio's risk measures and respective limits as of September 30, 2014 and December 31, 2013.

	As of	As of	Risk Measure
Risk Management Portfolio Risk Measures and Limits	September 30, 2014	December 31, 2013	Limit
Effective duration of equity	0.53	1.02	+/-4.00
Effective convexity of equity	(0.62)	(0.49)	-5.00
Effective key-rate-duration-of-equity mismatch	1.05	1.09	+4.00
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(1.09)%	(1.57)%	-4.00%
- 100 basis point shock scenario	0.03%	1.01%	-4.00%
+ 200 basis point shock scenario	(2.69)%	(3.71)%	-8.00%
- 200 basis point shock scenario	(0.90)%	(0.19)%	-8.00%
+ 250 basis point shock scenario	(3.61)%	(4.90)%	-10.00%
- 250 basis point shock scenario	(1.31)%	(0.85)%	-10.00%
The changes in the effective duration of equity, effective convexity of equity, effective key-rate-duration-of-equity mismatch, and estimated changes in our market value-of-equity sensitivity resulting from the plus and minus 100-, 200-, and 250-basis point changes in interest rates of our interest-rate risk management portfolio as of September 30, 2014 from that as of December 31, 2013, primarily reflected changes in interest rates and economic hedging activity during the first nine months of 2014.
Instruments that Address Market Risk
Consistent with FHFA regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, and swaptions, only to reduce the interest-rate exposure inherent in otherwise unhedged asset and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations—Financial Condition as of September 30, 2014 and December 31, 2013—Derivative Assets and Liabilities" in this report for additional information.
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
Under the supervision and with the participation of the Seattle Bank's management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), management of the Seattle Bank evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2014, the end of the period covered by this report. Based on this evaluation, the president and chief executive officer and chief accounting and administrative officer have concluded that the Seattle Bank's disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting
The president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's internal control over financial reporting performs similar functions as a principal financial officer), conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. It was determined that there were no changes in internal control over financial reporting in the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Seattle Bank's internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
Our 2013 10-K includes a detailed discussion of our risk factors. The information below includes material updates to, and should be read in conjunction with, the risk factors disclosed in the “Part I. Item 1A. Risk Factors” section of our 2013 10-K.
The Proposed Merger is subject to certain closing conditions, including regulatory approval and approval of Seattle and Des Moines Banks' members, which may not be met, may take longer than expected to meet, or may involve the imposition of additional conditions that are not presently anticipated or that could have an adverse effect on the Continuing Bank following the completion of the Proposed Merger.
There are significant risks and uncertainties associated with our Proposed Merger with the Des Moines Bank that could delay or prevent the completion of a merger or make the Proposed Merger less beneficial than expected. For example, before the Proposed Merger may be completed, the Seattle and Des Moines Banks must prepare and submit a merger application to the FHFA that the FHFA must approve. If the FHFA approves the application, Seattle and Des Moines Bank members must vote separately on whether to ratify the Merger Agreement. No assurance can be given as to whether or when these approvals will be obtained. Other customary closing conditions and general economic and financial market conditions, and other internal and external factors, including occurrence of material adverse effects, may also affect the Banks' ability to complete the Proposed Merger. The FHFA may also require changes to the terms of the Merger Agreement or impose additional conditions on the completion of the Proposed Merger or on the on-going operations of the Continuing Bank. Such changes or conditions could have the effect of delaying or preventing completion of the Proposed Merger or imposing additional costs (including potentially a Merger Agreement termination fee) on or otherwise negatively affecting the business of the Banks or the Continuing Bank, any of which might have an adverse effect on the Banks or on the Continuing Bank following a merger.
If the Proposed Merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the Proposed Merger and our business could be negatively impacted.
We have devoted significant internal resources to the pursuit of the Proposed Merger and the expected benefits of those resource allocations would be lost if the Proposed Merger is not completed. In addition, the Merger Agreement provides that we must pay a termination fee in the amount of $57 million in the event that the Merger Agreement is terminated under certain circumstances, including failure to comply with certain obligations and circumstances relating to third-party acquisition proposals and our members' ratification vote on the Merger Agreement. Payment of the termination fee may require us to use available cash that would have otherwise been available for other operating purposes, including potentially payment of dividends and stock repurchases. Further, if the Proposed Merger does not close, our reputation could be damaged and the FHFA could require us to take various actions, any of which could be detrimental to our business. In addition, given the current challenges of our business environment, rising operational expenses, and sustained low levels of advance demand, if the Proposed Merger is not completed, we could be forced to pursue various alternative strategic options that may not be as beneficial as the Proposed Merger.
We will be subject to business uncertainties and contractual restrictions while the Proposed Merger is pending.
Uncertainty about the effect of the Proposed Merger could prompt employees, vendors, and members to take or refrain from taking actions and may have an adverse impact on our business. These uncertainties may impair our ability to attract, retain, and motivate employees until the Proposed Merger and associated integration process is further along or completed, and could cause members and others that deal with us to delay or defer certain business decisions or seek to change or terminate existing business relationships. Restrictions and other provisions in the Merger Agreement may, among other things, delay or limit our ability to follow certain business strategies; respond effectively to industry developments, competitive pressures, and other business opportunities; or make necessary systems enhancements or other changes to our business prior to the completion of the Proposed Merger or termination of the Merger Agreement. If, despite our retention and business efforts, key employees or vendors depart or members limit or terminate business with us, our ability to operate our business successfully could be negatively impacted.
Combining the Banks may be more difficult, costly, or time consuming than expected and the anticipated benefits and cost savings of the Proposed Merger may not be realized.
The Banks have operated and, until the completion of the Proposed Merger, will continue to operate, independently. The success of a merger, including anticipated benefits and cost savings, will depend, in part, on the Continuing Bank's ability to successfully combine and integrate the businesses of the Banks in a manner that permits growth opportunities and does not materially disrupt the existing member relations or result in decreased revenues due to loss of members or their business. It is possible that the integration process could result in the loss of key employees, the disruption of either bank's ongoing businesses, or inconsistencies in standards, controls, procedures, or policies that adversely affect the Continuing Bank's ability to maintain relationships with members, vendors, and employees or to achieve the anticipated benefits and cost savings expected in the Proposed Merger. If difficulties with the integration process are encountered, the anticipated benefits of the Proposed Merger may not be realized fully, or at all, or may take longer to realize than expected. Integration efforts may also divert management attention and resources from everyday bank business. These integration matters could have an adverse effect on us as we work to complete the Proposed Merger, during any transition period after the Proposed Merger is completed, and then for an undetermined period after completion of the Proposed Merger.
The recent notice of proposed rulemaking relating to FHLBank membership issued by the FHFA could have an adverse impact on our business, financial condition, and results of operations.
On September 12, 2014, the FHFA published NPRM RIN 2590-AA39 that proposes to revise its regulations governing FHLBank membership primarily to: (1) require each applicant and member institution to hold 1% of its assets in “home mortgage loans” in order to satisfy the statutory requirement that an institution make long-term home mortgage loans; (2) require each member to comply on an ongoing basis, rather than on a one-time basis as at present, with the foregoing requirement and, where applicable, with the requirement that it have at least 10% of its assets in “residential mortgage loans”; (3) define the term “insurance company” to exclude from FHLBank membership captive insurers, but permit existing captive members to remain members for five years with certain restrictions on their ability to obtain advances; (4) require an FHLBank to obtain and review an insurance company’s audited financial statements when considering it for membership; and (5) clarify the standards by which an insurance company’s “principal place of business” is to be identified in determining the appropriate FHLBank district for membership. If the proposed rule is adopted in its current form, restrictions on permissible business activities with existing or potential members could be imposed that could negatively affect our business, financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.
ITEM 6. EXHIBITS

See List of Exhibits.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Michael L. Wilson	Dated:	November 6, 2014
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	November 6, 2014
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer
(Principal Accounting Officer *)

*
The Chief Accounting and Administrative Officer for purposes of the Seattle Bank's disclosure controls and procedures and internal control over financial reporting performs similar functions as a principal financial officer.

LIST OF EXHIBITS

Exhibit No.	Exhibits

2.1
Agreement and Plan of Merger dated September 25, 2014, entered into by the Federal Home Loan Bank of Seattle and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on September 25, 2014).

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