Form 10-K
period 2014-12-31
Federal Home Loan Bank of Seattle
filed 2015-03-11
CIK 1329701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐ No  ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of June 30, 2014, the Federal Home Loan Bank of Seattle had outstanding 966,165 shares of its Class A capital stock and 23,965,994 shares of its Class B capital stock. As of February 27, 2015, the Federal Home Loan Bank of Seattle had outstanding 824,211 shares of its Class A capital stock and 22,414,736 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-K FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2014

This 2014 Annual Report on Form 10-K is available on the Federal Home Loan Bank of Seattle's website at www.fhlbsea.com.

Forward-Looking Statements
This report contains forward-looking statements that are subject to risk and uncertainty. These statements describe the expectations, beliefs, plans, strategies, and developments of the Federal Home Loan Bank of Seattle (Seattle Bank) regarding future events, conditions, and developments, including future operational results, changes in asset levels, and use of our products. The words "will," "expect," "intend," "may," "could," "should," "anticipate," and words of similar nature are intended in part to help identify forward-looking statements.
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
Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others:

•
The inability of the Federal Home Loan Bank of Des Moines (Des Moines Bank) and the Seattle Bank (together, the Banks) to complete the proposed merger of the Banks (the Merger) efficiently and successfully;

•
Decreases in advance demand due to a decline in our members' need for funding, members' use of alternative sources of wholesale funding, uncertainty associated with the Merger, member failures, mergers, consolidations, or withdrawals from membership;

•
Our ability to attract new members and our existing members' willingness to transact business with us, which may be adversely affected by, among other things, uncertainty associated with the Merger and our inability to repurchase or redeem capital stock or pay dividends without Federal Housing Finance Agency (FHFA) non-objection;

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

•
Regulatory requirements and restrictions, including those resulting from our entering into a Stipulation and Consent to the Issuance of a Consent Order with the FHFA, effective November 22, 2013 (together with related understandings with the FHFA, the Amended Consent Arrangement), which superseded the previous Stipulation and Consent to the Issuance of a Consent Order and related understandings put in place in October 2010 (2010 Consent Arrangement), and potentially resulting from the notice of proposed rulemaking issued by the FHFA on September 2, 2014, as published in the Federal Register on September 12, 2014, relating to FHLBank membership;

•
Adverse changes in credit quality or market prices of our mortgage-related assets and liabilities, home price declines or increases that exceed or fall short of our expectations, changes in assumptions or timing of cash flows, or other factors that could affect our financial instruments, particularly our private-label mortgage-backed securities (PLMBS), and that could cause additional other-than-temporary impairment (OTTI), market value, or other losses;

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

•
Our failure to identify, manage, mitigate, or remedy risks that could adversely affect our operations, including, among others, risks associated with credit and collateral management, operational risks arising from our information technology and, risks related to internal control systems and processes;

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

•	Our inability to retain key personnel, particularly due to increased uncertainty arising from the Merger;

•	Changing accounting guidance, including changes relating to the recognition, classification and measurement of financial instrument fair values that could adversely affect our financial statements;

•	The need to make principal or interest payments for another FHLBank because of the joint and several liability of all FHLBanks for consolidated obligations; and

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

PART I.

ITEM 1. BUSINESS

Overview
The Seattle Bank, a federally chartered corporation organized in 1964, is a member-owned cooperative. We provide liquidity, funding, and services to enhance the success of our members and support the availability of affordable homes and economic development in the communities they serve. We make collateralized loans, which we call advances, provide letters of credit, accept deposits, and provide educational programs and other services to our members. We conduct most of our business with or through our members and do not conduct business directly with the general public. We also work with our members and a variety of other entities, including nonprofit organizations, to provide affordable housing and community economic development funds, through direct subsidy grants and low- or no-interest loans, for individuals and communities in need. We further fulfill our mission of supporting housing finance and economic development by investing in mortgage-backed securities (MBS) and other securities, such as bonds issued by local and state housing finance agencies, that increase our CMA assets and provide for a profitable and stable cooperative.
The Seattle Bank is one of 12 regional FHLBanks that comprise the FHLBank System. The FHLBank System was created by Congress under the authority of the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to ensure the availability of mortgage funding to expand homeownership throughout the United States (U.S.). Each FHLBank is a separate GSE and operates with its own board of directors, management, and employees. Each FHLBank is responsible for a particular district within the U.S. Our district, the Twelfth District, includes Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, and the U.S. territories of American Samoa and Guam, and the Commonwealth of the Northern Mariana Islands. Eligible institutions purchase capital stock in their regional FHLBank as a condition of membership (membership stock) and purchase additional capital stock to support their advance and mortgage loan activity (activity-based stock).
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
For the year ended December 31, 2014, we reported net income of $60.2 million, and as of December 31, 2014, we had total assets of $35.1 billion, deposits of $410.8 million, retained earnings of $346.4 million, and regulatory capital of $2.7 billion.

The Merger
On September 25, 2014, the Des Moines Bank and the Seattle Bank entered into an Agreement and Plan of Merger (Merger Agreement), pursuant to which the Seattle Bank will be merged with and into the Des Moines Bank (the post-Merger bank being the Continuing Bank). The Merger Agreement provides that the Seattle Bank members will receive one share of Continuing Bank Class A stock for each share of Seattle Bank Class A stock they own immediately prior to the Merger and one share of Continuing Bank Class B stock for each share of Seattle Bank Class B stock they own immediately prior to the Merger. Pursuant to the Merger, no shares of Seattle Bank capital stock will remain outstanding and all of the Seattle Bank shares will automatically be cancelled. See “Part I. Item 1A—Risk Factors—Risk Factors Relating to the Merger" for further information regarding anticipated impacts of the Merger, including on ownership interests, board of directors representation, and rights of current Seattle Bank stockholders in the Continuing Bank.
On December 19, 2014, the FHFA approved the merger application submitted by the Banks in accordance with the Merger Agreement, subject to satisfaction of closing conditions set forth in the FHFA approval letter, including the ratification of the Merger Agreement by members of each Bank. On February 27, 2015, the Banks announced that the Merger Agreement had been appropriately ratified by members of each Bank. Subject to satisfaction of the remaining closing conditions contained in the Merger Agreement, including FHFA acceptance of the Continuing Bank's organization certificate, the Banks expect the Merger to become effective on May 31, 2015. If the Merger is completed, the Seattle Bank members will immediately become members of the Continuing Bank with the rights, preferences, and obligations of a Continuing Bank member.
See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—The Merger" for additional information regarding potential transactions and actions relating to the Merger.
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
Five institutions became members of the Seattle Bank during 2014. As of December 31, 2014, the Seattle Bank had 316 members. We also had 40 nonmember shareholders awaiting redemption of their stock by us as a result of merger or acquisition by a nonmember institution. Seven state housing finance agencies and one county housing agency (see “—Our Business—Products and Services—Advances—Advances to Housing Associates” below), which are not required to purchase membership stock to use our services, have been approved to do business with the Seattle Bank.

The following tables show the capital stock and outstanding advance balances of our members and the geographic locations of our shareholders, by type, as of December 31, 2014.

Capital Stock Holdings by Member Institution Type	Member Count	Total Value of Capital Stock Held		Par Value of Advances Outstanding
(in thousands, except institution count)
Commercial banks	180	$576,620		$4,680,740
Thrifts	24	113,762		1,077,859
Credit unions	106	160,169		1,008,271
Insurance companies	4	7,339		138,959
CDFIs	2	193		2,000
Total members	316	858,083	(1)	6,907,829
Housing associates		—		21,563
Former members and other		1,454,473	(2)	3,293,446
Total		$2,312,556		$10,222,838

(1)	Capital stock classified as equity on the statements of condition according to accounting principles generally accepted in the U.S. (GAAP).
(2)	Capital stock classified as mandatorily redeemable capital stock (MRCS) on the statements of condition held by former members and members with outstanding redemption requests.

Shareholders by State or Territory	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	CDFIs	Total Members	Nonmembers
Alaska	4	1	8	—	1	14	—
Guam	2	1	2	—	—	5	—
Hawaii	7	2	14	—	—	23	—
Idaho	11	1	6	1	1	20	—
Montana	46	1	7	—	—	54	1	(1)
Oregon	24	3	19	1	—	47	3	(1)
Utah	23	1	14	2	—	40	7	(1)
Washington	41	12	31	—	—	84	3	(1)
Wyoming	22	2	5	—	—	29	2	(1)
Other	—	—	—	—	—	—	24	(2)
Total	180	24	106	4	2	316	40

(1)	In-district nonmember shareholders holding capital stock as a result of merger or acquisition, pending redemption.
(2)	Out-of-district nonmember shareholders holding capital stock as a result of a merger or acquisition, pending redemption.
Institutions that are members of the Seattle Bank must have their charters within the Twelfth District but may also operate outside of our district. Some financial institution holding companies may have one or more affiliates, each of which may be a member of the same or a different FHLBank.
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
Our Business
Products and Services
Advances
We provide credit, principally in the form of secured advances, to our members and housing associates, at competitive rates, with maturities ranging from overnight to 30 years. Advances can be customized to meet a borrower's special funding needs, using a variety of interest-rate indices, maturities, amortization schedules, and contractual features, such as call or put options. Borrowers pledge mortgage and other secured loans and eligible collateral, such as U.S. Treasury or agency securities, to secure their advances. As of December 31, 2014 and 2013, the par value of our outstanding advances was $10.2 billion and $10.8 billion.
Advances to Members
Advances play an important role in supporting housing markets, including those focused on low- and moderate-income households, by helping members manage their assets and liabilities. Besides serving as a funding source for mortgages and a variety of other uses, advances provide our members with a low-cost source of liquidity, reducing their need to finance low-yielding liquid assets with longer-term, more expensive debt. In addition, advances provide long-term financing to support our members' balance sheet management strategies. Advances help fund mortgage loans that our members may be unable or unwilling to sell in the secondary mortgage market and advances with terms aligned with the maturity and prepayment characteristics of mortgage loans can reduce a member's interest-rate risk associated with holding mortgage loans.
A large percentage of our advances is held by a limited number of borrowers. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2014 and 2013—Advances" for the par value of advances and percentage of total par value of outstanding advances of our top five borrowers.
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

The following table summarizes our advance product offerings as of December 31, 2014.

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
Based on a spread to a designated index. Should the index rate decline below a pre-determined interest rate, the advance interest rate will be reduced to reflect the index rate less the difference between the pre-determined interest rate and the index rate. The advance interest rate cannot be lower than 0%.

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

Returnable or prepayable	Two to 10 years	Principal is due at maturity. If we elect to terminate the advance, the borrower may apply for a new advance at then-current rates.	No reset. Includes option for borrower to prepay the advance without a prepayment fee on specific dates throughout the term after a lock-out period.
Symmetrical prepayment	One to 30 years	Principal is due at maturity.	No reset. Borrower may prepay advance prior to maturity. Borrower may pay prepayment fee or receive prepayment credit, depending upon movement in interest rates.
The par amounts and percentages of advances outstanding by interest-rate type as of December 31, 2014 and 2013 are summarized in the table below.

	As of December 31, 2014		As of December 31, 2013
	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable	$3,575,884	34.9	$3,952,820	36.5
Fixed	5,186,049	50.8	5,451,685	50.3
Structured	1,460,905	14.3	1,423,016	13.2
Total par value	$10,222,838	100.0	$10,827,521	100.0

Security Interests
Under the FHLBank Act, we are required to obtain and maintain a security interest in eligible collateral when we originate or renew an advance. Eligible collateral for member borrowers includes:

•	One- to four-family and multi-family mortgage loans (no more than 90 days delinquent) and securities representing such mortgages;

•	Securities issued, insured, or guaranteed by the U.S. government or its agencies, such as MBS issued or guaranteed by the Government National Mortgage Association (Ginnie Mae);

•	MBS issued or guaranteed by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Association (Freddie Mac);

•	Cash or other deposits in the Seattle Bank;

•	Municipal securities; and

•	Other acceptable real estate-related collateral that has a readily ascertainable value, can be liquidated in due course, and in which we can perfect a security interest.
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

We determine the appropriate collateral control category based on a risk analysis of each borrower, using regulatory financial reports and other information. In general, collateral needed to meet minimum requirements must be owned by the borrower, or in certain cases, a borrower's affiliate approved by us, and must be identified on the borrower's or the affiliate's books and records as pledged to us or, in the case of securities, placed in our possession. Borrowers must comply with collateral requirements before we fund an advance. Borrowers are also required to maintain eligible collateral, free and clear of pledges, liens, or other encumbrances of third parties, in an amount that covers outstanding indebtedness due to us, and must maintain appropriate tracking controls and reports to ensure compliance with this requirement. As of December 31, 2014, 76% of our members were approved for the blanket pledge collateral control category, with 18% and 6% in the physical possession and listing collateral control categories.
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
The following table details the types of accepted collateral pledged to the Seattle Bank as of December 31, 2014, including the range of collateral borrowing capacity and weighted-average effective borrowing capacity of collateral.

	Collateral Control Arrangement (Blanket = B, Listing = L, Physical = P)	Effective Borrowing Capacity Applied to Collateral (1)	Weighted-Average Effective Borrowing Capacity as of December 31, 2014
(in percentages)
Single-family mortgage loans (including FHA/U.S. Department of Veteran Affairs loans)	B, L, P	54-89	77
Multifamily mortgage loans	B, L, P	38-78	64
Home equity loans/lines of credit	B, L, P	56-79	66
Other U.S. government-guaranteed loans	B, L, P	89	89
CFI collateral	B, L, P	60	60
Commercial real estate loans	B, L, P	38-81	73
Other loans collateral	P	80	80
Cash, U.S. government/U.S. Treasury securities	P	94	94
U.S. agency securities (excluding MBS) (2)	P	80-95	94
U.S. agency MBS/collateralized mortgage obligations (CMOs)	P	91-95	95
State and local government securities	P	82-94	94
Commercial MBS	P	72-88	87
CFI securities	P	94	94
Total		38-95	75

(1)	Represents the range of discounts applied to the unpaid principal balance or market value of the collateral pledged.
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
See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2014 and 2013—Advances" in this report for additional information on advances, including information on concentration and pricing.
Other Mission-Related Community Investment Programs
Our community investment programs include our Affordable Housing Program (AHP), and its subset, the Home$tart Program, and our Community Investment Program/Economic Development Fund (CIP/EDF). The AHP, under which we provide direct grants and subsidized advances to members, which use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households, is funded through an accrual of 10% of our prior year's regulatory income (defined as income before assessments, plus interest expense related to MRCS). Under the CIP/EDF, we offer our members grants and reduced interest-rate advances for qualifying affordable housing and economic development initiatives.
Letters of Credit
We issue letters of credit, including standby and variable letters of credit, that provide members with an efficient and low-cost vehicle to secure contractual agreements, enhance credit profiles, improve asset and liability management, and collateralize public deposits. Terms are structured to meet member needs. As of December 31, 2014, our outstanding letters of credit totaled $428.5 million.
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
In 2005, we ceased entering into new MPP master commitment contracts and have purchased no mortgage loans since 2006. We expect that the remaining $647.2 million of mortgage loans held for portfolio outstanding as of December 31, 2014, will continue to decrease as the remaining mortgage loans are paid off. We have no plans for the foreseeable future to sell the remaining mortgage loans held for portfolio. Our MPP business was concentrated among a small number of participating members, and we were not subject to any regulatory or other restrictions on concentrations of MPP business with particular categories of institutions or with individual members. As of December 31, 2014, approximately $499.4 million of our outstanding mortgage loans held for portfolio had been purchased from our former member, Washington Mutual Bank, F.S.B. (which was acquired by JPMorgan Chase Bank, N.A.).
Eligible Loans
Through the MPP, we purchased directly from participating members fixed interest-rate, fully amortizing, government-guaranteed mortgage loans and conventional, one- to four-family residential mortgage loans with principal balances that would have made them eligible for purchase by Fannie Mae and Freddie Mac. As of December 31, 2014, we held conventional mortgage loans with a total par value of $586.9 million and government-insured mortgage loans with a total par value of $62.2 million. As of December 31, 2014, the MPP portfolio comprised 5,410 mortgage loans, which were originated throughout the U.S. We do not service the mortgage loans we purchased from our participating members. Under the MPP, participating members that sold mortgage loans to us could either continue to service the mortgage loans or sell the servicing rights to a service provider acceptable to us.

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
After five years, funds over any required LRA balance are distributed to the participating member based on a step-down schedule established at the time of a master commitment contract and no LRA balance is required after 11 years. Because we purchased most of our conventional mortgage loans prior to 2004, substantially all of the LRA balances have been distributed, and the remaining balance as of December 31, 2014, was $379,000. After the LRA balances have been fully distributed, our mortgages will have no LRA coverage and this will be reflected accordingly in our quarterly allowance for credit loss evaluations.
Our review for credit loss exposure includes consideration of available PMI and the LRA. For conventional loans, PMI, if applicable, covers losses or exposure down to a loan-to-value ratio between approximately 65% and 80% based upon characteristics of the loans (i.e., the original appraisal and, depending on original loan-to-value ratios, term, amount of PMI coverage, and other terms of the loans). Approximately 4.4% of our delinquent conventional mortgage loans had PMI coverage as of December 31, 2014. Each conventional mortgage loan is associated with a specific master commitment contract and a related LRA. Once the borrower's equity and the PMI are exhausted, the participating institution's LRA provides additional credit loss coverage for the associated conventional mortgage loans until the LRA is exhausted. We assume the credit exposure if the severity of losses on these loans exceeds the borrowers' equity, PMI, and LRA coverage.
For additional information on our mortgage loan portfolio, including geographic, loan-to-value, FICO distribution, and delinquency statistics, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2014 and 3013—Mortgage Loans Held for Portfolio” and Notes 8 and 9 in "Part II. Financial Statements and Supplemental Information—Audited Financial Statements—Notes to Financial Statements." For additional information on the determination of our allowance for credit losses, see also "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Determination of Allowances for Credit Losses."
Management of Interest-Rate and Prepayment Risk
We are subject to interest-rate risk on our fixed interest-rate mortgage loans because the market values of these mortgage loans change as interest rates change. Mortgage loans have inherent prepayment risk because most borrowers can prepay their mortgage loans with no penalty. Borrowers may prepay their mortgage loans for a variety of reasons, including refinancing their mortgage loans at a lower interest rate or selling their homes. The borrower's option to repay a mortgage loan causes the term of our investment in a mortgage loan to be less predictable and interest-rate risk management to be more complex. Based on a third-party vendor prepayment model, we estimate the propensity of borrowers to prepay their mortgage loans. The model estimates, using a variety of market variables, the expected cash flows of the mortgage loans under various interest-rate environments.

To manage the interest-rate risk on our fixed interest-rate mortgage loans, we financed a portion of the portfolio with fixed interest-rate consolidated obligation bonds of varying terms and maturities to simulate the expected cash flows of the underlying mortgage loans. On a fair value basis, the cost to terminate fixed interest-rate consolidated obligation bonds typically declines when rates rise, which serves to offset the decline in market values of the mortgage loans under a rising interest-rate environment. Likewise, the market values of the fixed interest-rate consolidated obligation bonds typically appreciates when rates fall, mirroring the increase in market values of the mortgage loans in such an environment. We also manage prepayment risk by financing a portion of the mortgage loans with callable consolidated obligation bonds that give us the option to call or repay the consolidated obligation bonds prior to the stated maturity dates with no penalty. We generally repay or refinance the callable consolidated obligation bonds when interest rates fall, mirroring the prepayment option held by the borrower. Likewise, the callable consolidated obligation bonds may be held to their maturity dates when interest rates rise.
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
MPF Xtra
In July 2013, we began offering the MPF Xtra product to our members. The MPF Xtra product is offered under the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago. (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago). The MPF Xtra product provides participating Seattle Bank members an alternative for selling mortgage loans into the secondary market. When using the MPF Xtra product, mortgage loans from participating members (i.e., participating financial institutions, or PFIs) are first sold to the FHLBank of Chicago, which, acting as a loan aggregator, concurrently sells the loans to Fannie Mae. Through a purchase price adjustment, the FHLBank of Chicago receives a transaction fee for its administrative activities for the loans sold to Fannie Mae, and we receive a nominal fee from the FHLBank of Chicago for facilitating the sale of loans by Seattle Bank PFIs through the MPF Xtra product. The Seattle Bank never owns or has custody of the mortgage loans. We have a quality control process in place to ensure loans comply with underwriting guidelines and we monitor our PFIs' financial condition on an ongoing basis. As a result, we believe the likelihood of loss from the MPF Xtra product is remote.
Investments
We maintain an investment portfolio for liquidity purposes and to generate income to support our operations and provide a return on our members' capital stock. Our liquidity portfolio comprises short-term investments issued by highly rated institutions and may include overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, commercial paper, and U.S. Treasury bills. We also hold longer-term investments, that may include debentures and MBS issued by other GSEs or that carried the highest credit ratings from Moody's Investor Service (Moody's), Standard & Poor's Rating Service (S&P), or Fitch Ratings (Fitch) at the time of purchase (although, following purchase, such investments may receive, and have in the past received, credit rating downgrades), securities issued or guaranteed by other U.S. government agencies, including the Export-Import Bank of the U.S. (Ex-Im Bank), or by state or local housing authorities, and U.S. Treasury bonds. When we refer to MBS in this report, we mean both mortgage-backed pass-through securities and CMOs. Mortgage-backed pass-through securities are securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae. CMOs are MBS where the underlying pools of mortgage loans have been separated into different maturity and/or credit classes. CMOs may be issued by Fannie Mae, Freddie Mac, Ginnie Mae, or private issuers.

We do not have any specific policy covering the investments we may make in our members or their affiliates, as compared to nonmembers. In general, we make investment decisions as to securities of members and their affiliates using our policies applicable to all investments, which reflect the regulatory restrictions and the credit-risk management policies described below.
The following table summarizes our investments by original term to maturity and percentage of total assets and investment interest income as a percentage of total interest income as of and for the years ended December 31, 2014, 2013, and 2012.

	As of and for the Years Ended December 31,
	2014	2013	2012
(in thousands, except percentages)
Short-term investments	$7,414,800	$6,779,000	$13,012,200
Long-term investments	16,631,603	15,766,976	12,027,375
Total investments	$24,046,403	$22,545,976	$25,039,575
Investments as a percentage of assets	68.5%	62.9%	70.7%
Investment interest income as a percentage of interest income	61.3%	56.0%	49.4%
See “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2014 and 2013—Investments," and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2014, 2013, and 2012—Net Interest Income—Interest Income—Investments" for additional detail on our short- and long-term investment portfolios.
Restrictions on Investments
Under federal regulation, we are prohibited from investing in certain types of securities, including:

•
Instruments, such as common stock, that represent an ownership in an entity, other than stock in certain small business investment companies or certain investments targeted to low-income persons or communities;

•	Instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks (unless approved by the FHFA);

•
Debt instruments with counterparties that we do not consider to be of investment quality, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after we purchased them;

•	Non-U.S. dollar denominated securities; and

•	Whole mortgages or other whole loans, or interests in mortgages or loans other than:

◦	Those acquired under the AMA regulations,

◦	Certain investments targeted to low-income persons or communities,

◦	Certain marketable direct obligations of state, local, or tribal government units or agencies we consider to be of investment quality,

◦
Mortgage-related securities or asset-backed securities backed by manufactured housing loans or home equity loans that meet the securities law definition of "securities" and are not otherwise prohibited, and

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
Management of Credit Risk
We periodically review the financial condition of unsecured investment counterparties, including foreign banks and commercial paper counterparties, to establish or confirm appropriate counterparty credit limits and to assign appropriate internal credit-risk ratings to these investments. We also use credit monitoring tools provided by Moody's, S&P, and Fitch. We receive information on rating actions from the credit rating agencies and other pertinent data from other sources to monitor changes in our investment counterparties' credit and financial profiles. This process may include monitoring and analysis of earnings, asset quality, regulatory leverage ratios, stock prices, and credit spreads. Each securities broker-dealer with whom we transact business must be listed as a Federal Reserve Bank of New York Primary Dealer or as an FHLBank Approved Underwriter, or must be an affiliate of a Seattle Bank member with capital over $100 million.
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
See Note 6 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2014 and 2013—Investments" and "—Critical Accounting Policies and Estimates—OTTI of Securities,” and “Part I. Item 1A. Risk Factors” for additional information on OTTI assessments and losses.
Interest-Rate Exchange Agreements
FHFA regulations establish guidelines for the FHLBanks' use of interest-rate exchange agreements. These regulations generally allow the FHLBanks to enter into interest-rate exchange agreements to manage the market-risk exposures inherent in otherwise unhedged assets and funding positions. We use, among others, interest-rate swaps, swaptions, and interest-rate cap and floor agreements (collectively, interest-rate exchange agreements or derivative contracts) in our interest-rate risk management strategies. FHFA regulations also prohibit the trading or speculative use of these instruments and limit our ability to incur credit risk from derivatives.
We enter into derivative contracts to manage our exposure to changes in interest rates, and these derivatives are an integral component of our financial and risk management activities. Derivatives provide a flexible and cost-effective means to adjust our risk profile in response to changing market conditions. For example, we use interest-rate exchange agreements to minimize the income impact of changes in the fair values of specific assets and liabilities, including fixed interest-rate advances, certain available-for-sale (AFS) securities, and consolidated obligations, and to manage our interest-rate risk in a group of assets or liabilities. We also utilize derivatives in combination with consolidated obligations (i.e., structured funding) to reduce our interest expense.
As of December 31, 2014, the total notional amount of our outstanding interest-rate exchange agreements was $21.7 billion. The notional amount of an interest-rate exchange agreement serves as a basis for calculating periodic interest payments or cash flow and is not a measure of credit exposure from that transaction.
We enter into interest-rate exchange agreements with highly regulated financial institutions or broker-dealers (for bilateral derivatives) or, for cleared derivatives, with an executing broker and cleared through a futures commission merchant (clearing member), that is a member of a derivatives clearing organization (clearinghouse).

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
For more information about our outstanding interest-rate exchange agreements and the strategies we use to manage our interest-rate risks, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2014 and 2013—Derivative Assets and Liabilities,” "Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Market Risk—Instruments that Address Market Risk," and Note 10 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”
Deposits
The FHLBank Act allows us to accept deposits from: (1) our members, (2) any institution for which we provide correspondent services, such as safekeeping services, (3) other FHLBanks, and (4) other government instrumentalities. Deposit programs provide some of our funding resources, while giving our members and certain other eligible depositors a low-risk earning asset that helps to satisfy their regulatory liquidity requirements. We offer demand and term deposit programs to our members and to other eligible depositors. Demand deposits accounted for 68.3% of our $410.8 million of total deposits as of December 31, 2014.
The FHLBank Act requires us to have an amount equal to or greater than our current deposits from members as a reserve. This reserve must be invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with a maturity not exceeding five years. As of December 31, 2014, we had excess deposit reserves of $8.6 billion. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Liquidity—Deposit Reserve Requirement" for a tabular presentation of the eligible and excess deposit reserves as of December 31, 2014 and 2013.
Other Fee-Based Products and Services
We offer several fee-based products and services to our members, including the MPF Xtra product, securities safekeeping, and other miscellaneous services. These products and services do not generate material amounts of income, but provide value to our members.
Sales and Marketing
 We market our financial products and services through a direct sales force of relationship managers, who build consultative partnerships with members to improve the profitability of both our members and the cooperative. Our relationship managers meet with assigned members to understand their short- and long-term business needs, and then provide information and suggestions as to how our products and services can help members attain their business goals. As of December 31, 2014, we had six relationship managers.

Debt Financing
Consolidated Obligations
The primary sources of funding for all of the FHLBanks are consolidated obligations issued on behalf of the FHLBanks by the Office of Finance, the FHLBanks' agent. FHLBanks may not issue individual debt without FHFA approval. The Office of Finance issues two primary types of consolidated obligations: (1) consolidated obligation bonds with maturities generally ranging from one year to 30 years and (2) consolidated obligation discount notes with maturities up to 365 days. Although each individual FHLBank is primarily liable for the portion of consolidated obligations corresponding to the proceeds received by it, each FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations. Consolidated obligations are not obligations of the U.S., and the U.S. government does not guarantee them, either directly or indirectly. Consolidated obligations on which we are the primarily obligor are recorded as liabilities on our statements of condition.
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
The consolidated obligations for which we are the primary obligor represented the following amounts and percentages of the aggregate par value of outstanding consolidated obligations for the FHLBank System, including consolidated obligations held by other FHLBanks, as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands, except percentages)
Discount notes:
Par value for which the Seattle Bank is the primary obligor	$14,941,527	$14,990,400
Seattle Bank's percentage of outstanding FHLBank System discount notes	4.1%	5.1%
Bonds:
Par value for which the Seattle Bank is the primary obligor	$16,745,620	$17,326,120
Seattle Bank's percentage of outstanding FHLBank System bonds	3.5%	3.7%
See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2014 and 2013—Consolidated Obligations and Other Funding Sources" and Note 12 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report for additional information on our consolidated obligations.
Federal regulation requires each FHLBank to maintain the following assets, free from any lien or pledge, in an amount at least equal to its consolidated obligations outstanding:

•	cash;

•	obligations of, or fully guaranteed by, the U.S.;

•	secured loans;

•	mortgage loans that have any guaranty, insurance, or commitment from the U.S. or any U.S. agency; and

•
investments described in Section 16(a) of the FHLBank Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located.

The following table presents our compliance with this requirement as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands)
Outstanding consolidated obligations	$31,790,607	$32,402,896
Aggregate qualifying assets	35,057,097	35,785,900
Aggregate qualifying assets as a percentage of outstanding consolidated obligations	110%	110%
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
AHP
Although FHLBanks are exempt from federal, state, and local taxation other than real property tax, the FHLBank System must annually set aside the greater of $100 million or 10% of its current year's aggregate net earnings (i.e., income before assessments and before interest expense related to MRCS) for the AHP. The FHLBanks contributed over $100 million in 2014. The actual amount of the AHP contribution of an FHLBank depends upon both the FHLBanks' regulatory net income and the income of the other FHLBanks; therefore, future contributions are not determinable. For the year ended December 31, 2014, the Seattle Bank recorded $6.9 million of AHP assessments.
Joint Capital Enhancement Agreement
On February 28, 2011, the 12 FHLBanks entered into a joint capital enhancement agreement, as amended on August 5, 2011 (Capital Agreement). The Capital Agreement allocates that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. Under the Capital Agreement, each FHLBank contributes 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends. The Capital Agreement does not affect the rights of an FHLBank's Class B shareholders in the retained earnings account of an FHLBank, including those rights held in the separate restricted retained earnings account of an FHLBank, as granted under the FHLBank Act. We allocated $12.0 million of our net income to restricted retained earnings and $48.2 million of our net income to unrestricted retained earnings in 2014.
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
Employees
We had 150 employees as of December 31, 2014. Our employees are not represented by a collective bargaining unit. We have a good relationship with our employees.
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
Audits and Examinations
As required by federal regulation, we have an internal audit department and an audit committee of our Board. An independent public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) audits our annual financial statements. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, must adhere to PCAOB and Government Auditing Standards, as issued by the U.S. Comptroller General, when conducting our audits. Our Board, our senior management, and the FHFA receive these audit reports. We submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports contain the financial statements included in the Annual Report on Form 10-K, a management statement on the systems of internal controls, and the reports of the independent registered public accounting firm on the financial statements and on compliance with other matters based on an audit of financial statements performed in accordance with Government Auditing Standards.
The Comptroller General has authority under the FHLBank Act to audit or examine the FHFA and any FHLBank, and to decide the extent to which these entities fairly and effectively fulfill their purposes under the FHLBank Act. The Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, it must report the results and provide recommendations to Congress, the Office of Management and Budget, and the relevant FHLBank. The Comptroller General also may audit any FHLBank financial statements.
Capital Classification and Consent Arrangement
In August 2009, under the FHFA's prompt corrective action (PCA) regulations, we received a capital classification of "undercapitalized" from the FHFA, subjecting us to a range of mandatory and discretionary restrictions, including limitations on asset growth and new business activities. In October 2010, we entered into the 2010 Consent Arrangement, and then in November 2013, the Amended Consent Arrangement. Since September 2012, the Seattle Bank has been classified as "adequately capitalized."
As a result of the Amended Consent Arrangement, we are currently restricted from, among other things, repurchasing or redeeming capital stock and paying dividends without FHFA non-objection. For more information on our Amended Consent Arrangement, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Consent Arrangements" and Note 14 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”
Legislative and Regulatory Developments
The legislative and regulatory environment in which the FHLBanks operate continues to undergo rapid change, driven primarily by new regulations implementing reforms specified in the Housing Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010, and the reforms of the Basel Committee on Banking Supervision (Basel Committee). Further, we continue to monitor changes proposed by Congress as it considers legislation to reform Fannie Mae and Freddie Mac and other aspects of housing finance. Our business operations, funding costs, rights and obligations, and the environment in which we carry out our mission are likely to continue to be significantly impacted by these and other changes. Significant regulatory actions and developments since January 1, 2014 are summarized below.
FHFA Developments
Final Rule on Capital Stock and Capital Plans
On October 8, 2014, the FHFA issued a proposed rule that would transfer existing parts 931 and 933 of the FHFB regulations, which address requirements for FHLBanks’ capital stock and capital plans, to new Part 1277 of the FHFA regulations (Capital Proposed Rule). The Capital Proposed Rule did not make any substantive changes to these requirements, but did delete certain provisions that applied only to the one-time conversion of FHLBank stock to the new capital structure required by the Gramm-Leach-Bliley Act. The Capital Proposed Rule also made certain clarifying changes so that the rules more precisely reflected long-standing practices and requirements with regard to transactions in FHLBank stock. The Capital Proposed Rule added appropriate references to ‘‘former members’’ to clarify when former FHLBank members can be required to maintain investments in FHLBank capital stock after withdrawal from membership in an FHLBank. On March 2, , 2015, the FHFA approved the Capital Proposed Rule as a final rule without change. The final rule will be effective 30 days after publication in the Federal Register. The final rule is not expected to have an impact on our operations.
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

•
Require all insured depository members (other than FDIC-insured depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis (rather than only at the time of application for membership as required by current law), at least 10% of their assets in a broader range of residential mortgage loans, including those secured by junior liens and MBS, in order to maintain their membership in their respective FHLBank.

•
Eliminate all currently eligible captive insurance companies from FHLBank membership. Current captive insurance company members would have their memberships terminated five years after this rule is finalized. There would be restrictions on the level and maturity of advances that FHLBanks could make to these members during the sunset period. Under the proposed rule, a "captive" insurance company is a company that is authorized under state law to conduct an insurance business but whose primary business is not the underwriting of insurance for non-affiliated persons or entities.

•
Clarify how an FHLBank should determine the "principal place of business" of certain insurance companies or CDFIs for purposes of membership. The proposed rule would also change the way the principal place of business is determined for an institution that becomes a member of an FHLBank after issuance of a final rule. Current rules define an institution’s “principal place of business” as the state in which it maintains its home office. The proposal would add a second component requiring an institution to conduct business operations from the home office for that state to be considered its principal place of business. The changes would apply prospectively.

The effect of the proposal on our financial condition, results of operations, and cash flows has not yet been determined. Comments on the proposed rule were due by January 23, 2015.
Proposed Rule on Responsibilities of Boards of Directors, Corporate Practices, and Corporate Governance Matters
On January 28, 2014, the FHFA published a proposed rule to relocate and consolidate existing FHFA and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae, Freddie Mac, and the FHLBanks. The proposed rule would make certain amendments or additions to the corporate governance rules applicable to the FHLBanks, including provisions to:

•
Revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve, including requirements that each regulated entity adopt an enterprise-wide risk-management program and appoints a chief risk officer with certain enumerated responsibilities;

•
Require each regulated entity to maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or board committee);

•	Require each regulated entity’s board to establish committees responsible for: (1) risk management; (2) audit; (3) compensation; and (4) corporate governance; and

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

Comments on the proposed rule were due by May 15, 2014.
Final Rule on Executive Compensation
On January 28, 2014, the FHFA issued a final rule, effective February 27, 2014, setting forth requirements and processes regarding compensation provided to executive officers by FHLBanks and the Office of Finance. The final rule addresses the authority of the Director to review the compensation arrangements of executive officers of the FHLBanks and the Office of Finance and prohibits an FHLBank or the Office of Finance from paying compensation to an executive officer that the Director determines is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. The final rule also addresses the Director's authority to approve agreements or contracts of executive officers that provide compensation in connection with termination of employment.

Final Rule on Golden Parachutes
On January 28, 2014, the FHFA issued a final rule, effective February 27, 2014, setting forth the standards that the Director will consider when determining whether to limit or prohibit golden parachute payments. The final rule more closely conforms the existing FHFA regulations on golden parachutes with FDIC golden parachute regulations and further limits golden parachute payments made by the Office of Finance or an FHLBank with a less-than-satisfactory composite FHFA examination rating.
Other Significant Regulatory Actions
Joint Proposed Rule on Margin and Capital Requirements for Covered Swap Entities
On September 3, 2014, the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the FHFA (collectively, the Agencies) jointly proposed a rule to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, Swap Entities) that are subject to the jurisdiction of one of the Agencies (Proposed Swap Rule). In addition, the Proposed Swap Rule affords the Agencies discretion to subject other persons to the Proposed Swap Rule’s requirements (such persons, together with Swap Entities, Covered Swap Entities). Comments on the Proposed Swap Rule were due by November 24, 2014.
In addition, on September 17, 2014, the Commodity Futures Trading Commission adopted its version of the Proposed Swap Rule (CFTC Proposed Rule) that generally mirrors the Proposed Swap Rule. The CFTC Proposed Rule will only apply to a limited number of registered swap dealers and major swap participants that are not subject to the jurisdiction of one of the Agencies. Comments on the CFTC Proposed Rule were due by December 2, 2014.
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
We are not a Covered Swap Entity under the Proposed Swap Rule, although the FHFA has discretion to designate us as a Covered Swap Entity. Rather, we are a financial end user under the Proposed Swap Rule, and are likely to have material swap exposure upon the effective date of the Proposed Swap Rule’s initial margin requirement.
Because we currently post and collect variation margin on our non-cleared swaps, it is not anticipated that the Proposed Swap Rule’s variation margin requirement, if adopted, would have a material impact to our costs. However, if the Proposed Swap Rule’s initial margin requirement is adopted, it is possible that our cost of engaging in non-cleared swaps would increase.
Basel Committee on Bank Supervision Final Rule on Liquidity Coverage Ratio
On September 3, 2014, the Board of Governors of the Federal Reserve System, the OCC, and the FDIC (collectively, Banking Agencies) finalized the liquidity coverage ratio (LCR) rule, applicable to: (i) U.S. banking organizations with $250 billion or more in consolidated total assets or $10 billion or more in total on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets; and (ii) certain other U.S. bank or savings and loan holding companies having at least $50 billion in total consolidated assets (which will be subject to less stringent requirements under the LCR rule). The LCR rule requires such covered companies to maintain an amount of high-quality liquid assets (HQLA) that is no less than 100% of their total net cash outflows over a prospective 30-day stress period. Among other requirements, the final rule defines the various categories of HQLA, called Levels 1, 2A, and 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.
Under the final rule, collateral pledged to the FHLBanks but not securing existing borrowings may be considered eligible HQLA to the extent that: the collateral itself qualifies as eligible HQLA; qualifying FHLBank System consolidated obligations are categorized as Level 2A HQLAs; and the amount of a covered entity's funding that is assumed to run off includes 25% of FHLBank advances maturing within 30 days, to the extent such advances are not secured by Level 1 or Level 2A HQLA, where

0% and 15% run-off assumptions apply, respectively. At this time, the impact of the final rule is uncertain. The final rule became effective January 1, 2015, and requires that all covered entities be fully compliant by January 1, 2017.
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
Securities and Exchange Commission (SEC) Final Regulations—Money Market Mutual Fund Reform
On July 23, 2014, the SEC approved final regulations governing money market mutual funds under the Investment Company Act of 1940. The final regulations, which became effective October 14, 2014, do not change the existing regulatory treatment of FHLBank consolidated obligations as liquid assets. FHLBank discount notes continue to be included in the definition of “daily liquid assets” and “weekly liquid assets,” including FHLBank discount notes with a remaining maturity up to 60 days. With the final rule having an implementation date of October 14, 2016, the potential effect on demand for FHLBank consolidated obligations relating to these regulations are unknown at this time.
Joint Final Rule on Credit Risk Retention for Asset-Backed Securities (ABS)
On October 22, 2014, the FHFA and other U.S. federal regulators jointly approved a final rule requiring sponsors of ABS to retain credit risk in those transactions. The final rule largely retains the risk retention framework contained in the earlier proposal and generally requires sponsors of ABS to retain a minimum 5% economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The final rule specifies criteria for qualified residential mortgage (QRM), commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The definition of QRM is aligned with the definition of “qualified mortgage” as provided in Section 129C of the Truth in Lending Act, and its implementing regulations, as adopted by the Consumer Financial Protection Bureau. The QRM definition requires, among other requirements, full documentation and verification of consumers’ debt and income and a debt-to-income ratio that does not exceed 43%; and restricts the use of certain product features, such as negative amortization and interest-only and balloon payments.
Other exemptions from the credit risk requirement include certain owner-occupied mortgage loans secured by three-to-four unit residential properties that meet the criteria for QRM and certain types of community-focused residential mortgages (including extensions of credit made by CDFIs). The final rule also includes a provision that requires the agencies to periodically review the definition of QRM, the exemption for certain community-focused residential mortgages, and the exemption for certain three-to-four unit residential mortgage loans and consider whether they should be modified.
The final rule exempts agency MBS from the risk retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the FHFA and fully guarantees the timely payment of principal and interest on all assets in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the U.S. would be exempt from the risk retention requirements. The final rule became effective February 23, 2015. Compliance with the rule with respect to ABS collateralized by residential mortgages is required beginning December 24, 2015, and compliance with the rule with regard to all other classes of ABS is required beginning December 24, 2016. We have not yet determined the effect, if any, that this rule may have on our operations.

ITEM 1A. RISK FACTORS
We have identified several risks and uncertainties that may adversely affect our business. These risks and uncertainties generally relate to business (including the Merger), market and liquidity, operational, and credit risks, but these risks and uncertainties are not the only ones we face. If these or other risks or uncertainties (whether known to us or not) occur, our business, including our financial condition and results of operations, could suffer and our business could be affected in ways we have not anticipated. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management" for information on our risk management framework.
Sustained low levels of advance demand or material declines in our outstanding advances could negatively affect our business, financial condition, and results of operations.
Under our current business plan, the success of our business will rely to a large extent on our advance volumes. The low level of advance volumes we have experienced in the last five years has negatively impacted and could continue to negatively impact our interest income. Advance demand is influenced by several factors, including changes in our members' lending and deposit activities and their access to wholesale funding from alternative sources. Because a large percentage of our advances is held by a few borrowers, changes in these borrowers' needs for advances have affected and can significantly affect our advances outstanding at any given time.
In addition, as of December 31, 2014, 36.4% of our outstanding advances had remaining terms to maturity of less than one year. If these advances mature and are not replaced with new advances, or if demand for our advances continues to be depressed or further declines, our business (or the business of the Continuing Bank, as the case may be), including our financial condition and results of operations, may be negatively affected.
Member failures, mergers, and consolidations may adversely affect our business. In particular, losing large members that transact significant advance business with us could have a negative effect on our financial condition and results of operations.
Over the last three years, 48 of our members have failed, merged, or consolidated. Increased regulatory uncertainty, higher required levels of capital, and the slow economic recovery have contributed to failures, mergers, and consolidations of financial service institutions and have slowed the formation of new financial institutions during this period. If there is a continuation of failures, mergers, and consolidations, particularly mergers and consolidations of institutions within our district (or the Continuing Bank's district, as the case may be) with out-of-district acquirers, there may be a reduced number of current and potential members with which to transact business.
In addition, our advance and capital stock balances are concentrated with commercial banks, credit unions and thrift institutions, and we are subject to customer concentration risk due to our reliance on a relatively small number of members for a large portion of our total advance business and associated advance interest income.
To illustrate these risks, in April 2013, Bank of America Oregon, N.A. merged into its parent, Bank of America, N.A. (BANA). At that time, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's business activity with us will eventually decline to zero as its $3.1 billion in outstanding advances, representing 30% of our total outstanding advances as of December 31, 2014, mature.
Such changes and potential changes have led to and may lead to adverse effects on our business, including lower advance balances and related interest income, and possibly, lower net income. Losing an additional large member or significantly increasing member concentration could cause additional significant adverse impacts on our financial condition and results of operations.
We face competition for advance business, which could adversely affect our net income.
We compete for advance business with other sources of wholesale funding, including the Federal Reserve, commercial banks, investment banks, and other FHLBanks. Many of our competitors are able to offer products, such as brokered deposits, and terms we may not be able to offer. Efforts to compete with other suppliers of wholesale funding by changing the pricing of our advances may reduce the profitability of our advance business. The loss of advance business to competitors or a decrease in the profitability on advances would negatively affect our financial condition and results of operations.
The FHLBanks are subject to a complex body of laws and regulations, which could have an adverse impact on our business, financial condition, and results of operations.
The FHLBanks are GSEs organized under the authority of the FHLBank Act and are governed by federal laws and regulations of the FHFA. From time to time, Congress has amended the FHLBank Act and passed other legislation, significantly affecting the FHLBanks and the manner in which they carry out their housing finance mission and business operations. Changes in our regulatory or statutory requirements or in their application could involve, among other things, changes to the eligibility criteria of our membership, to our cost of funds, to our liquidity requirements, or to our debt issuance limits; increases in our retained earnings requirements; restrictions on the form of dividend payments; capital redemption and repurchase limits;

restrictions on permissible business activities; or increased compliance costs. For example, the FHFA recently proposed a revision to its regulations governing FHLBank membership. If the proposed rule is adopted in its current form, restrictions on permissible business activities with existing or potential members could be imposed that could negatively affect our business, financial condition, or results of operations.
Further, the U.S. Treasury has the authority to prescribe the form, denomination, maturity, interest rate, and conditions of consolidated obligations issued by the FHLBank System. The U.S. Treasury can also impose limits on or change the manner in which the FHLBanks access the capital markets and can require the FHLBanks to hold additional liquidity, all of which could adversely impact the type, amount, and profitability of various advance products we are able to provide to our members.
We cannot predict what additional regulations will be issued or what additional legislation may be enacted or their effects on our business, financial condition, or results of operations. See "Part I. Item 1. Business—Legislative and Regulatory Developments" for additional information regarding laws and regulations that may negatively affect the Seattle Bank.
Our Amended Consent Arrangement subjects us to various requirements, including development and implementation of an FHFA-approved plan for increasing advances and other CMA assets as a proportion of our consolidated obligations outstanding. Failure to meet these requirements could cause the FHFA to impose additional requirements or conditions that could adversely impact our business.
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
If the Merger does not close, we will continue to be subject to the Amended Consent Arrangement which requires that:

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
If we fail to adhere to the terms of the Amended Consent Arrangement, we could be subject to imposition of additional requirements or conditions by the FHFA, any of which could adversely impact our financial condition and results of operations. If the Merger does not close, the Amended Consent Arrangement will remain in effect until modified or terminated by the FHFA. The Amended Consent Arrangement does not prevent the FHFA from taking any other action affecting the Seattle Bank that, at the sole discretion of the FHFA, it deems appropriate in fulfilling its supervisory responsibilities. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Results and Liquidity—Consent Arrangements" for additional details on the Amended Consent Arrangement.
A sustained period of low interest rates or rapid changes or fluctuations in interest rates could adversely impact our business with our members, increase our exposure to interest-rate risk, and adversely affect our financial condition and results of operations.
Since 2007, the Federal Reserve has taken several measures intended to depress interest rates. Although the Federal Reserve has ended its quantitative easing programs, the measures it has taken have adversely affected and could continue to adversely affect our business in various ways. These adverse impacts include discouraging our members from holding mortgages in their asset portfolios and reducing their need for wholesale funding, as well as accelerating prepayments, reducing the market yields on our investments, and increasing our associated reinvestment risk as further discussed below.
We earn net interest income from the spread between the income we earn on our assets and the debt we incur to fund those assets (spread income) and investing our members' capital and retained earnings in interest-earning assets. Low interest rates generally adversely impact our net interest income in three significant ways:

•
The interest income on our variable interest-rate advances and variable interest-rate investments and the return on our short-term investment portfolio decline as interest rates decline. Because a significant percentage of our assets are variable interest-rate and short term-to-maturity advances and investments, sustained periods of low interest rates have reduced and will continue to reduce our net income;

•
The additional interest income generated by investing our members' capital and retained earnings is directly related to interest rates, with sustained periods of low interest rates, such as we have experienced in recent years, reducing our returns and the availability of suitable investments; and

•
Declines in interest rates generally result in increased prepayments on mortgage-related assets, such as our higher-yielding mortgage loans held for portfolio and our fixed interest-rate MBS, with limited reinvestment opportunities at similar interest rates.

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
Further, we are not fully hedged against changes in, among other things, basis risk, due to the cost of available derivatives that we believe can effectively hedge this risk. Our effective management of interest-rate risk depends upon our ability, given prevailing and anticipated market conditions, to evaluate and execute appropriate funding strategies and hedging positions for our assets and liabilities. We believe our market-risk measurement and monitoring processes enable us to effectively manage interest-rate risk. Nevertheless, a rapid change or significant volatility in interest rates could result in additional hedging costs and unrealized market-value losses, which could adversely impact our financial condition and results of operations.
Exposure to credit risk may adversely affect our business, including our financial condition and results of operations.
We are subject to credit risk from our secured and unsecured investments, advances, mortgage loans held for portfolio, and derivatives. Economic downturns, volatility in the global credit markets, depressed real estate values (both residential and non-residential), changes in monetary policy, and other events have led and may further lead to counterparty defaults relating to these assets. Counterparty defaults have negatively affected and could continue to negatively affect our business, including our financial condition and results of operations.
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
We also hold secured and unsecured short-term investments and derivatives with various counterparties (including some affiliated with foreign banking institutions) as well as advances to our members. Although we actively monitor and limit our exposure to these counterparties and borrowers and believe their likelihood of failure to be low, any such failure, particularly of an unsecured counterparty, could have a significant adverse effect on our financial condition and results of operations, and our ability to operate our business.
We attempt to mitigate secured credit risk through collateral requirements and credit analysis of our counterparties, including borrowers. We require collateral on advances, standby letters of credit, and derivatives. All advances and standby letters of credit are required to be fully collateralized. We evaluate the types of collateral pledged by our borrowers and counterparties and assign a borrowing capacity to the collateral, generally based on a percentage of its unpaid principal balance or estimated market value, if available. We generally have the ability to call for additional or substitute collateral during the life of an obligation to ensure we are fully collateralized. However, changes in market conditions or other factors, such as volatility or rapid changes in interest rates, may cause the collateral to deteriorate in value. Although we have never experienced a borrower default on the repayment of an advance, should this occur, insufficient collateral protection could lead to a credit loss, adversely affecting our financial condition and results of operations.
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
Further, the disruptions in the global markets that have occurred over the last several years, including disruptions in the U.S. credit markets, have increased the volatility of the basis risk of our mortgage-related assets. Because we have elected not to fully hedge this risk, additional widening of the credit spread could negatively impact our market value of equity and increase our unrealized market-value loss.
Actual or perceived changes in credit ratings, including those of the Seattle Bank and the FHLBank System, as well as those of the U.S. government, could adversely affect our business.
Our ability to operate our business, meet our obligations, and generate net interest income depends primarily on our ability to regularly issue debt with a variety of maturities and options and at attractive rates. Our ability to obtain funds through the sale of consolidated obligations depends in part on market conditions beyond our control, such as changes in the credit ratings of the U.S. government or of the FHLBank System. Downgrades in credit ratings or outlooks regarding U.S. government debt obligations (and those of GSEs, including the FHLBanks) could increase funding costs or disrupt FHLBanks' access to the capital markets. In addition, member demand for certain advance products could decline as a result of increases in advance interest rates, which are based on our cost of funds.
A reduction in our credit rating could also trigger additional collateral posting requirements under our derivative agreements. For cleared derivatives, the clearinghouse determines initial margin requirements and, generally, credit ratings are not factored into the initial margin. However, clearing members may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit-rating downgrades. For the majority of bilateral derivative contracts, we are required to deliver additional collateral on derivatives in net liability positions to counterparties if there is deterioration in our credit rating.
We cannot predict future impacts on our financial condition, results of operations, or business model resulting from actions taken by the rating agencies or the U.S. government's fiscal health. To the extent we cannot access funding and derivatives on acceptable terms when needed, our financial condition and results of operations could be adversely affected.
Reduced demand for FHLBank System debt or other adverse market conditions, perceptions, or pressures may adversely affect our access to funding.
The FHLBanks compete with Fannie Mae, Freddie Mac, and other GSEs, and corporate, sovereign, and supranational entities, for funds acquired by issuing debt in the capital markets. Increases in the supply of competing debt products or instability in global credit markets may increase debt costs or decrease the amount of FHLBank System debt issued. Although the FHLBank System’s debt issuances have kept pace with our members' funding needs, there can be no assurance that this will continue.
Our ability to obtain funds by issuing debt depends in part on prevailing conditions in the capital markets, which are beyond our control. If we cannot access funding when needed and on acceptable terms, our ability to offer attractive advance pricing could be adversely affected, which could negatively affect our financial condition and results of operations and the value of membership in the Seattle Bank. Our borrowing costs and access to funds could also be adversely affected by changes in investor perception of the systemic risks associated with the housing GSEs. Further, regulatory changes impacting capital or liquidity requirements may affect the manner or extent to which investors purchase consolidated obligations. For example, under the Basel III LCR calculation of liquid assets, FHLBank System consolidated obligations are classified as Level 2A HQLA and subject to both a discount and a cap. As a result, investors may shift to investments not subject to the discount or cap and demand for FHLBank System debt could decline. Related or similar actions could adversely impact the cost of our consolidated obligations and our ability to issue debt, which, in turn, could negatively impact our business.
Economic weakness, particularly in the U.S. housing markets, has adversely impacted and could continue to adversely impact the market value of our assets and liabilities, including our PLMBS, and could result in additional asset impairment charges that would adversely impact our financial condition and results of operations.
From 2007 through 2012, many areas of the country experienced significant declines in housing prices and significant increases in delinquency and foreclosure rates on mortgage loans. These factors, in combination with large inventories of unsold properties, borrower defaults, and mortgage origination and servicing issues, negatively impacted the credit quality of many PLMBS and contributed to our recognition of significant OTTI losses between 2008 and 2012. Renewed deterioration of the U.S. housing market, or the expectation of deterioration, as evidenced by weaker home-price appreciation forecasts, or a decline in the overall economy could lead to significant additional OTTI losses on our PLMBS in the future, which would negatively affect our financial condition and results of operations. For additional information, see Note 6 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” and "Part I. Item 3. Legal Proceedings" in this report.

Failures in internal controls, or failure or breach, including as a result of cyber attacks, of information systems and other technology (much of it provided by third parties) could adversely affect our ability to operate our business or result in significant losses or reputational damage.
Control failures, including failures in our controls over financial reporting or breaches of our information systems, or business interruptions with members and counterparties, could occur from human error, fraud, breakdowns in information and computer systems, lapses in operating processes, or natural or man-made disasters. If a significant control failure or business interruption were to occur, it could materially damage our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse, or repair the negative effects of such failures or interruptions.
We rely heavily upon information systems and other technology to conduct and manage our business, including systems, services, and technology provided by third parties, and these information systems and other technology may be sources of cyber security or other technological risks. Maintaining the effectiveness and efficiency of our operations depends on the continued timely implementation of technology solutions and systems, the support capabilities of our third-party providers, availability of key personnel, a stable operating environment, and appropriate upgrade and enhancement strategies, which may require substantial capital expenditures. Compromised security at third parties could also expose our systems or other technology, including to cyber attacks or other breaches. To the extent that we experience a significant failure or interruption in any of these systems or other technology due to business decisions or actions by our third-party providers, we may be unable to effectively conduct and manage our business.
In addition, although we have established and maintain disaster recovery plans, we can provide no assurance that they will be able to prevent, or timely and adequately address or mitigate, the negative effects of any failure or interruption in our information systems and other technology. A natural disaster or other catastrophe, an act of terrorism, a security breach, a cyber-attack, or a third-party error, among other things, could cause such a failure or interruption. Although we have measures in place to protect the security of our computer systems and networks, we may not be able to anticipate or implement effective preventive measures against all security breaches. If a successful penetration occurred, it could allow unauthorized access to digital systems, misappropriation of assets or sensitive information (including confidential information about the Seattle Bank, members, members' customers, or counterparties), corruption of data, or operational disruption. A breach could cause violations of privacy or other laws, and the bank could incur substantial costs and suffer other negative consequences as a result, including remediation costs, increased security costs, financial loss, litigation, and damage to our reputation.
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
Over the last several years, the Seattle Bank and other FHLBanks limited or restricted dividends and capital stock repurchases to preserve capital, prompting attention from public and governmental organizations. These limitations or restrictions have raised and, in the future, could raise investor and rating agency concerns about the credit quality of FHLBank System debt securities, which could increase the level and volatility of debt costs and, possibly, make issuing debt more difficult, especially longer-term debt, at maturity points meeting our asset/liability management needs. If these events occurred, our advance rates, which are generally based on our cost of funds, could increase, negatively impacting our advance volumes. In addition, should current or prospective counterparties perceive that we have a higher credit-risk profile, our costs to enter into derivatives could increase, negatively impacting our financial condition and results of operations.

We rely on quantitative models (and qualitative analyses) to manage risk and make business decisions, including determining whether securities are other-than-temporarily impaired, and if those models or analyses fail to produce reliable results, our business, financial condition, and results of operations could be adversely affected.
We make significant use of internal and third-party models to measure and monitor our risk exposures. We use the information from these models to make decisions on strategies, initiatives, transactions, and products, to determine the amount of collateral we require from borrowers and counterparties, to calculate our risk-based capital requirements, and to estimate the fair values of our assets and liabilities. Models are inherently imperfect predictors of actual results because they are based on available data and assumptions about future interest rates, prepayment speeds, default rates, severity rates, advance demand, and other factors that may overstate or understate future results or events. Incorrect data or assumptions used with these models are likely to produce unreliable results. When market conditions change rapidly and dramatically, as they have in recent years, the data and assumptions we use in our models may not keep pace with changing conditions. Although we mitigate the risk of unreliable modeling results by benchmarking and periodic validation of models, data, and results, if these models fail to produce reliable results, we may not make appropriate risk management or business decisions, which could adversely affect our earnings, liquidity, capital position, or financial condition.
Our financial condition and results of operations could be adversely affected by our inability to enter into derivative instruments on acceptable terms.
We use derivatives to reduce our interest-rate risk and funding costs. Our effective use of derivatives depends upon our ability to determine appropriate hedging positions for our assets and liabilities based on prevailing and anticipated market conditions. The effectiveness of our hedging strategies depends upon our ability to enter into derivatives with counterparties on terms acceptable to us and in quantities necessary to hedge our assets and liabilities. New statutory and regulatory requirements, some of which have not been finalized, have altered and may further alter ways in which we execute derivative contracts. If we are unable to enter into derivative contracts on acceptable terms or the operational processes to execute and maintain such contracts continue to increase in complexity, we may incur higher funding costs and be unable to effectively manage our interest-rate risk, negatively affecting our financial condition and results of operations.
Changes in applying relevant accounting standards or industry practices, especially those impacting our critical accounting estimates, could materially increase the volatility of our earnings.
We have identified several accounting estimates as being critical to the presentation of our financial statements because they require management to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. These critical accounting estimates relate to our determination of OTTI of certain securities, fair valuation of financial instruments recorded at fair value, application of accounting for derivatives and hedging activities, determination of allowances for credit losses, and amortization of premiums and accretion of discounts. For example, the fair values assigned to our financial assets and liabilities have a considerable impact on our market value of equity. If market values are inaccurate, we may make incorrect asset and liability or other management decisions and our market value of equity and net income may be negatively affected.
In connection with the Merger, the Seattle Bank, in consultation with the Des Moines Bank, will strive, if determined appropriate under then current facts and circumstances, to dispose of the Seattle Bank's PLMBS (or such applicable portion thereof). Our PLMBS is currently classified as either AFS or held-to-maturity (HTM) based on our current ability and intent to hold to maturity. If we formalize and implement a plan to dispose of our PLMBS (or such applicable portion thereof) prior to the closing of the Merger, our current assertion underlying the classification and associated accounting treatment of our PLMBS will change and as a result, our results of operations, retained earnings, and future dividend payments, may be negatively impacted.
From time to time, the Financial Accounting Standards Board (FASB), the FHFA, or the SEC may change or provide interpretations for the financial accounting and reporting guidance that governs the preparation of our financial statements and accompanying notes. These changes are beyond our control and can materially impact how we report our financial condition and results of operations. Implementing new or revised accounting guidance or interpretations, which may require retrospective application to previous reporting periods, could cause material changes to our financial condition and results of operations.
We could become liable for all or a portion of the consolidated obligations of any or all of the FHLBanks.
Although we are primarily liable for the portion of debt issued on our behalf by the Office of Finance, we also are jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations of the FHLBank System. The FHFA, at its discretion, may require any FHLBank to make the principal or interest payments due on any other FHLBank’s consolidated obligations, even absent a default of an FHLBank, allocating the liability among one or more FHLBanks on a pro rata basis or on any other basis. Although no FHLBank has ever defaulted on a consolidated obligation and the joint and several requirements have never been invoked, we could incur significant liability beyond our primary obligations due to the failure of other FHLBanks to meet their obligations. Any such liability would negatively affect our financial condition and results of operations, and further limit our ability to pay dividends or repurchase or redeem our member capital stock.
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
Risk Factors Relating to the Merger
Combining the Banks may be more difficult, costly, or time consuming than expected, which could adversely affect the ability to realize the anticipated benefits and cost savings of the Merger or the ability to operate the Continuing Bank.
The Banks have operated and, until the completion of the Merger, will continue to operate independently. The success of the Merger, including anticipated benefits and cost savings (including the time to realize such benefits and savings), will depend, in part, on the Continuing Bank's ability to successfully combine and integrate the businesses of the Banks in a manner that permits growth opportunities and does not materially disrupt the existing member relations or result in decreased business with or loss of members. It is possible that the integration process could result in the loss of key employees, corporate culture issues, the disruption of either Bank's ongoing businesses, or inconsistencies in standards, controls, technologies, procedures, or policies that may adversely affect the Banks' and the Continuing Bank's ability to maintain relationships with members, vendors, and employees or to achieve the anticipated benefits and cost savings expected of the Merger.
For example, certain operational risks accompany the integration of the Banks. As the Banks' systems and processes are integrated, it is possible that members may experience a full or partial disruption in service, unexpected changes in the way that service is provided, or service limitations on a temporary basis. Further, while the Banks seek to minimize disruption in service provided to members during the transition period, there remains a risk that unforeseen events or circumstances may arise that may impact, among other things, current Seattle Bank members' capital stock requirements, credit line and collateral availability. Other types of unexpected changes (e.g., to member legal agreements, regarding member data requests, or to other member service provisions) are also possible during this period and could result in delays or disruption of service to members.
    If difficulties with the integration process are encountered, the anticipated benefits and cost savings of the Merger may not be realized fully, or at all, or may take longer to realize than expected. In addition, the integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on us or our members during the transition period and for an undetermined period after completion of the Merger, which would negatively impact our members prior to the Merger and the Continuing Bank after the Merger.
Transactions and actions taken in anticipation of the Merger may be unsuccessful or have unintended outcomes, which could adversely affect our business, financial condition, and results of operations.
During the period between the ratification of the Merger Agreement by the Banks’ members and the closing of the Merger, the Seattle Bank, in consultation with the Des Moines Bank, will strive, if determined appropriate under then current facts and circumstances, to dispose of our PLMBS (or such applicable portion thereof) and reduce our liquidity investments to more normal levels, as part of the preparation for combining our balance sheet with that of the Des Moines Bank. In connection with such dispositions, we intend to reinvest funds in other highly rated investments, including agency MBS, to bring our investments in MBS up to or near the 300% of capital regulatory limit.
As of December 31, 2014, our PLMBS portfolio was composed of 89 securities with aggregate par value of $1.9 billion. Due to the size and nature of our PLMBS portfolio, we may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner. Alternatively, we may dispose of the PLMBS at a price or on terms that are less than we had anticipated. Further, we may not be able to reinvest the proceeds from some or all of the PLMBS we sell, in acceptable alternative investments. If such dispositions and reinvestments cannot be effectively completed for some reason, the Merger and the Continuing Bank following the completion of the Merger could be negatively affected, including by the Merger being potentially delayed or by the Continuing Bank receiving lower investment income.
If the Merger is not completed, we will have incurred substantial expenses and may have taken significant related actions without realizing the expected benefits of the Merger and our business could be negatively impacted.
We have devoted and will continue to devote substantial internal resources, including advisors' fees, traveling costs, and management and employee focus, to the pursuit of the Merger and the expected benefits of those resource allocations would be lost if the Merger is not completed. In addition, we are contemplating certain actions in connection with the Merger following the receipt of regulatory approvals, including potentially repurchasing certain of our excess MRCS and Class A stock and potentially selling some or all of our PLMBS (if determined appropriate under then current facts and circumstances) as part of our preparation for the Merger. If any of these actions are undertaken and the Merger is not completed, we will have allocated significant resources and made significant changes, including to our balance sheet structure, without receiving the expected benefits of the completed Merger. Further, the Merger Agreement provides that we must pay a termination fee in the amount of $57 million (Termination Fee) in the event that the Merger Agreement is terminated under certain circumstances, including failure to comply with certain obligations and circumstances relating to third-party acquisition proposals. Payment of the termination fee may require us to use available cash that would have otherwise been available for other operating purposes, including potentially payment of dividends and stock repurchases. If the Merger does not close, our reputation could be damaged and the FHFA could require us to take various actions, any of which could be detrimental to our business. In addition, given the current challenges of our business environment, rising operational expenses, and sustained low levels of advance demand, if the Merger is not completed, we could be forced to pursue various alternative strategic options that may not be as beneficial as the Merger.
We will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effects of the Merger could prompt employees, vendors, and members to take or refrain from taking actions and may have an adverse impact on our business. These uncertainties may impair our ability to attract, retain, and motivate employees until the Merger and associated integration process is further along or completed, and could cause members and others that deal with us to delay or defer certain decisions or seek to change or terminate existing business or other relationships. In addition, specific restrictions and other provisions in the Merger Agreement may, among other things, delay or limit our ability to follow certain business strategies; respond effectively to industry developments, competitive pressures, and other business opportunities; or make necessary systems enhancements or other changes to our business, prior to the completion of the Merger or termination of the Merger Agreement. If, despite our retention and business efforts, key employees depart or vendors or members limit or terminate business with us, our ability to operate our business successfully could be negatively impacted.
The Merger is subject to certain closing conditions, which may not be met, may take longer than expected to meet, or may impose additional conditions that are not presently anticipated or that could have an adverse effect on the Continuing Bank following the Merger.
There are significant risks and uncertainties associated with the Merger that could delay or prevent the completion of the Merger or make the Merger less beneficial than expected. General economic and financial market conditions, regulatory changes, and other internal and external factors may affect the ability of the Banks to complete the Merger or cause its delay. Further, although the Banks have obtained FHFA approval pursuant to the rules set forth under Final Rule, Voluntary Mergers of Federal Home Loan Banks, 76 Fed. Reg. 72,823 (Nov. 28, 2011) (codified at 12 C.F.R. part 1278), final approval of the Merger is subject to the satisfaction of certain conditions, which include, among other things, acceptance by the FHFA of the Continuing Bank’s organization certificate. Such conditions or changes in circumstance could have the effect of delaying or preventing completion of the Merger or could impose additional costs on or limit the potential success of the Continuing Bank, any of which could have an adverse effect on the Seattle Bank or the Continuing Bank, as the case may be.
The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.
The Merger Agreement is subject to a number of conditions that must be fulfilled (or waived, as applicable) in order to complete the Merger. Those conditions remaining include, among others: absence of material breaches of representations, warranties, or obligations as set forth in the Merger Agreement; absence of orders prohibiting completion of the Merger; and absence of any governmental action, statute, rule, or regulation that makes the Merger illegal, or causes any condition that would constitute a material impairment of the benefits reasonably expected to be realized from the Merger. These conditions to the closing of the Merger may not be fulfilled (or waived, as applicable), and, accordingly, the Merger may not be completed. In addition, under the Merger Agreement, if the Merger is not completed by June 30, 2015 (unless such date is extended under certain circumstances pursuant to the terms of the Merger Agreement), either the Seattle Bank or the Des Moines Bank may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after member ratification of the Merger Agreement. In addition, the Seattle Bank or the Des Moines Bank may elect to terminate the Merger Agreement under certain other circumstances. If the Merger Agreement is terminated under certain circumstances, we may be required to pay the Termination Fee of $57 million to the Des Moines Bank.
The Merger Agreement limits our ability to pursue acquisition proposals or to change recommendations regarding the Merger, and requires us to pay the Termination Fee of $57 million under limited circumstances, including circumstances relating to acquisition proposals.
The Merger Agreement prohibits us from initiating, soliciting, knowingly encouraging, or knowingly facilitating certain third-party acquisition proposals. In addition, we have agreed that our board of directors will not change its recommendation to our members regarding the Merger or approve an alternative transaction, except under very limited circumstances. The Merger Agreement also provides that we must pay the Termination Fee in the amount of $57 million in the event that the Merger Agreement is terminated under certain circumstances, including involving our failure to abide by certain obligations not to solicit acquisition proposals or change our recommendation. These provisions might discourage a potential competing acquirer that might have an interest in acquiring the Seattle Bank from considering or proposing such an acquisition, which acquisition proposal could have ultimately led to a more beneficial transaction for our members than the Merger may.
Our members will have a reduced ownership interest after completion of the Merger; a majority of the Continuing Bank’s board of directors will consist of former Des Moines Bank board members; and the Continuing Bank will have co-executive leaders and its executive management is expected to be made up of primarily the Des Moines Bank’s executive management serving immediately prior to the Merger.
After the completion of the Merger, our members will own a smaller percentage of the Continuing Bank than they currently own of the Seattle Bank. Shortly following completion of the Merger, based on stockholdings of the Banks’ members as of September 30, 2014, and after giving effect to the repurchase of all excess stock (whether classified as MRCS or otherwise), it is anticipated that the Des Moines Bank members and the Seattle Bank members will hold approximately 82% and 18%, respectively, of the shares of capital stock of the Continuing Bank. Consequently, our members, will have significantly less than a majority of the ownership of the Continuing Bank.
In addition, immediately following the Merger, the Continuing Bank’s board of directors will comprise 29 members, 14 of whom will be the members of our Board immediately prior to the Merger and 15 of whom will be the members of the Des Moines Bank’s board of directors immediately prior to the Merger; the Continuing Bank’s board is expected to develop and, with the approval of the FHFA, implement a plan to reduce the size of the board at some point following the Merger. It is also expected that immediately following the Merger, the chair of the Des Moines Bank will serve as the chair of the Continuing Bank and the chair of the Seattle Bank will serve as the vice chair of the Continuing Bank. Further, immediately following the Merger, the usual role of president and chief executive officer of an FHLBank will be split between two officers for the Continuing Bank, with the current president and chief executive officer of the Des Moines Bank, Richard S. Swanson, expected to serve as the chief executive officer of the Continuing Bank and the current president and chief executive officer of the Seattle Bank, Michael L. Wilson, expected to serve as the president of the Continuing Bank (the chief executive officer being the external-facing executive and the president being responsible for selecting the executive officers, integrating the two organizations, and day-to-day operations). Both co-executive leaders will report directly to the Continuing Bank’s board of directors. This co-executive leadership structure is expected to remain in place until June 30, 2017, when Mr. Swanson will retire and Mr. Wilson will become the Continuing Bank’s president and chief executive officer. The remainder of the Continuing Bank’s executive management is expected to be primarily made up of the Des Moines Bank’s executive management serving immediately prior to the Merger. As a result of these restructurings of the board of directors and management for the Continuing Bank, the Seattle Bank members will have a change in governance and management dynamics that they may find unfavorable compared to what they had prior to the Merger.
The shares of the Continuing Bank’s capital stock to be received by our members as a result of the Merger will have different rights than shares of our capital stock, and the Continuing Bank will have different bylaws than our bylaws.
Upon completion of the Merger, our members will become members of the Continuing Bank, and their rights as stockholders will be governed by the Continuing Bank’s capital plan, and they will be governed under the Continuing Bank’s bylaws. The rights associated with the Continuing Bank’s capital stock are different from the rights associated with our capital stock, and the governance requirements of the Continuing Bank’s bylaws are different from those of our bylaws. Such rights and requirements of the Continuing Bank will be substantially similar to those of the Des Moines Bank as the Continuing Bank’s capital plan and bylaws are based on those of the Des Moines Bank.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We currently occupy 54,348 square feet of leased space at our headquarters in Seattle, Washington. The initial term of the lease is 130 months and began on May 1, 2013. On March 5, 2015, we entered into an amendment to early terminate the lease on December 31, 2015. In addition, we also lease 2,920 square feet of space at a second location in the Seattle area as a disaster recovery facility with the term of the lease running to December 31, 2015.

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

(1)
BANA, which is affiliated with these defendants, is a shareholder of the Seattle Bank but is not a defendant in this action. BANA held 23.7% of the Seattle Bank’s capital stock as of December 31, 2014.

(2)
JPMorgan Chase Bank, N.A., which may be deemed affiliated with these defendants, is not a named defendant in this action. JPMorgan Chase Bank, N.A. held 21.9% of the Seattle Bank’s capital stock as of December 31, 2014.

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

In October 2010, each of the defendant groups filed a motion to dismiss the proceedings against it. The issues raised by those motions were fully briefed and were the subject of oral arguments that occurred in March and April 2011. In a series of decisions handed down in June, July, and August 2011, the judge handling the pre-trial motions ruled in favor of the Seattle Bank on all issues, except that the judge granted the defendants' motions to dismiss the Seattle Bank's allegations of misrepresentation as to owner occupancy of properties securing loans in the securitized loan pools while noting that the dismissal does not preclude the Seattle Bank from arguing that occupancy is relevant to other allegations. In addition, the judge granted motions to dismiss a group of related entities as defendants in one of the eleven cases for lack of personal jurisdiction. The resolution of the pre-trial motions allowed the cases to proceed to the discovery phase, which is currently ongoing. In March 2012, the judge entered a scheduling order under which trials for these cases would be held beginning in late first-quarter 2015 at the earliest. Due to delays during the discovery phase, the trials now will likely be held no earlier than fourth-quarter 2015.
Consent Arrangement
For additional information relating to the Seattle Bank's Amended Consent Arrangement with the FHFA, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Consent Arrangements" and Note 14 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report.
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
We may be required to redeem Class A capital stock at $100 par value per share six months, and Class B capital stock at $100 par value per share five years, after receipt of a formal request from a member, subject to regulatory, Board, and capital plan limitations. Because of the Amended Consent Arrangement, we are currently unable to redeem or repurchase Class A or Class B capital stock prior to or at the end of the statutory six-month or five-year redemption periods, except as described below.
As of February 27, 2015, we had 354 shareholders holding 22,414,736 shares of our Class B capital stock and 84 shareholders holding 824,211 shares of our Class A capital stock. Of the outstanding shares, 14,141,945 of Class B shares and 492,253 of Class A shares have been reclassified for financial reporting purposes from capital stock to MRCS liability.
Although we continue to be restricted from unlimited repurchases and redemptions of capital stock under the terms of the Amended Consent Arrangement, in September 2012, with FHFA non-objection, we implemented an excess capital stock repurchase program to repurchase up to $25 million of excess capital stock per quarter from across the shareholder base. Also in February 2014, with FHFA non-objection, we implemented a separate excess capital stock redemption program to redeem up to $75 million per quarter of excess capital stock on which the redemption waiting period has been satisfied. Under these programs in 2014, we repurchased $95.0 million and redeemed $299.6 million of excess capital stock. Since implementing the programs, we have repurchased and redeemed a total of $539.3 million of excess capital stock. In addition, we have repurchased a total of $4.4 million, including $2.3 million in 2014, of excess Class B capital stock originally purchased for activity purposes on or after October 27, 2010.
See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Seattle Bank Stock” for additional information.

Dividends
Under our capital plan, our Board generally can declare and pay dividends, in either cash or capital stock, only from unrestricted retained earnings or current net earnings, at its discretion. However, in September 2006, the Board adopted a resolution limiting dividends on Class A capital stock to cash. On December 28, 2006, the FHFA adopted a resolution limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of the FHLBank's total assets. As of December 31, 2014, we had excess stock of $1.6 billion, or 4.6% of our total assets.
In accordance with the Amended Consent Arrangement, we are required to obtain written non-objection from the FHFA prior to paying dividends on our capital stock. The following table presents the cash dividends the Seattle Bank has paid on capital stock, with FHFA non-objection, during 2013 and 2014. Commencing with third quarter 2013 dividends, our Board has declared a $0.025 per share cash dividend on both Class A and B stock for each quarter based on net income during the immediately preceding quarter and dividends paid in each quarter were based on average Class A and Class B stock outstanding during the immediately preceding quarter.

	2014		2013
	Dividend Amount *	Annualized Dividend Rate	Dividend Amount *	Annualized Dividend Rate
(in thousands, except percentages)
First quarter	$231	0.10	$—	—
Second quarter	229	0.10	—	—
Third quarter	231	0.10	231	0.10
Fourth quarter	213	0.10	233	0.10
Total	$904	0.10	$464	0.05

*	Excludes payments on capital stock classified as MRCS liability on our statements of condition.
In conjunction with the dividend payments noted above, we also paid $0.025 per share on our capital stock classified as MRCS on our statements of condition. The payments made with regard to MRCS, which were recorded as interest expense on our statements of income, were based on average MRCS outstanding during the immediately preceding quarter, and totaled $1.7 million and $898,000 for the years ended December 31, 2014 and 2013.
In addition, on January 30, 2015, a $0.025 per share cash dividend was declared, based on fourth quarter 2014 net income. The dividend, which was paid on February 23, 2015, totaled $598,000, $215,000 of which was recorded as dividends on capital stock and $383,000 of which was recorded as interest expense on MRCS and was based on average Class A and Class B stock outstanding during fourth quarter 2014.
We cannot estimate when, or if, we will resume dividend payments without requiring FHFA non-objection. Any payment of future dividends will be subject to the requirements, limitations, and policies described above, the discretion of our Board, and the continued satisfaction of regulatory and capital plan requirements. Further, the amount and timing of dividends will depend on many factors, including our financial condition, earnings, capital requirements, retained earnings policy, regulatory constraints, legal requirements, and other factors that our Board deems relevant.
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

	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
(in millions, except percentages)
Statements of Condition (at period end)
Total assets	$35,129	$35,870	$35,418	$40,182	$47,200
Investments (1)	24,046	22,546	25,039	27,369	30,499
Advances	10,314	10,935	9,135	11,292	13,355
Mortgage loans held for portfolio, net (2)	647	798	1,058	1,355	3,201
Deposits and other borrowings	411	410	541	287	503
Consolidated obligations: (3)
Discount notes	14,940	14,989	21,417	14,034	11,597
Bonds	16,851	17,414	10,497	23,221	32,479
Total consolidated obligations	31,791	32,403	31,914	37,255	44,076
Mandatorily redeemable capital stock	1,454	1,748	1,187	1,061	1,022
AHP payable	22	20	19	13	5
Capital stock:
Class A capital stock - putable	33	45	109	119	126
Class B capital stock - putable	825	878	1,463	1,621	1,650
Total capital stock	858	923	1,572	1,740	1,776
Retained earnings:
Unrestricted	283	236	187	131	65
Restricted	63	51	39	24	—
Total retained earnings	346	287	226	155	65
Accumulated Other Comprehensive Income (Loss) (AOCI)	2	(72)	(227)	(611)	(667)
Total capital	1,206	1,138	1,571	1,284	1,174
Statements of Income (for the years ended)
Interest income	$277	$282	$316	$372	$578
Net interest income after provision (benefit) for credit losses	146	138	126	99	180
Other income (loss)	1	10	24	67	(86)
Other expense	80	80	71	67	62
Income before assessments	67	68	79	99	32
Assessments	7	7	8	9	7
Net income	60	61	71	90	25

	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
(in millions, except percentages)
Financial Statistics (for the year ended)
Return on average equity	5.00%	5.04%	4.98%	6.62%	2.30%
Return on average assets	0.16%	0.17%	0.19%	0.19%	0.05%
Average equity to average assets	3.29%	3.30%	3.90%	2.94%	2.12%
Regulatory capital-to-assets ratio (4)	7.57%	8.25%	8.43%	7.36%	6.07%
Net interest margin (5)	0.40%	0.37%	0.34%	0.23%	0.36%
Market value of equity (MVE) to par value of capital stock (PVCS) ratio	114.29%	107.67%	95.07%	74.38%	75.72%
Return on PVCS vs. one-month LIBOR	2.22%	2.07%	2.29%	2.98%	0.62%
CMA assets to consolidated obligations (6)	40.90%	41.51%	34.16%	33.96%	37.61%
Dividends (for the year ended)
Dividends paid in cash	$0.9	$0.5	$—	$—	$—
Dividends paid in cash on MRCS recorded as interest expense	$1.7	$0.9	$—	$—	$—
Annualized dividend rate: (7)
Class A stock - putable	0.10%	0.05%	—%	—%	—%
Class B stock - putable	0.10%	0.05%	—%	—%	—%
Dividend payout ratio (8)	1.50%	0.75%	—%	—%	—%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, AFS and HTM securities, and loans to other FHLBanks.
(2)	Mortgage loans held for portfolio, net includes allowance for credit losses of $1.4 million, $934,000, $2.3 million, $5.7 million, and $1.8 million as of December 31, 2014, 2013, 2012, 2011, and 2010.
(3)
Consolidated obligations are the joint and several obligations of all the FHLBanks. The amounts shown are the consolidated obligations, net for which the Seattle Bank is primary obligor. See "Part I. Item 1. Business—Debt Financing" for information on our percentage of overall outstanding FHLBank System debt.

(4)	Regulatory capital-to-assets ratio is defined as period-end regulatory capital, which includes total capital stock, retained earnings, and MRCS, expressed as a percentage of period-end total assets.
(5)	Net interest margin is defined as net interest income for the period, expressed as a percentage of average earning assets for the period.
(6)	Defined as advances, AMA (such as mortgage loans), and certain housing finance agency obligations as a percentage of consolidated obligations.
(7)
Annualized dividend rate is dividends paid in cash and stock, divided by the average balance of capital stock eligible for dividends during the year. In 2013, cash dividends were paid in July and October 2013, no cash dividends were paid during the first half of 2013.

(8)
Dividend payout ratio is defined as dividends declared in the period expressed as a percentage of net income (loss) for the period. Ratio excludes dividends on MRCS, which are recorded as interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
This discussion and analysis reviews our financial condition as of December 31, 2014 and 2013 and our results of operations for the years ended December 31, 2014, 2013, and 2012. It should be read in conjunction with our audited financial statements and notes for the years ended December 31, 2014, 2013, and 2012 included in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements" in this report. Our financial condition as of December 31, 2014 and our results of operations for the year ended December 31, 2014 are not necessarily indicative of the financial condition and results of operations that may be expected as of or for the year ending December 31, 2015 or for any other future dates or periods.
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
The Merger
On September 25, 2014, the Des Moines Bank and the Seattle Bank entered into the Merger Agreement, pursuant to which the Seattle Bank will be merged with and into the Des Moines Bank. Subject to satisfaction of all closing conditions contained in the Merger Agreement and FHFA acceptance of the Continuing Bank's organization certificate, the Banks expect the Merger to be effective on May 31, 2015. For further information regarding the Merger, see "Part I. Item 1. Business—The Merger".
If the Merger proceeds as planned, we expect to undertake various transactions and actions leading up to the closing of the Merger which could significantly impact our financial condition and results of operations, as well as those of the Continuing Bank. These potential transactions and actions include the following:

•
Sale of PLMBS. During the period between the ratification of the Merger Agreement by the Banks’ members and the closing of the Merger, the Seattle Bank, in consultation with the Des Moines Bank, will strive, if determined appropriate under then current facts and circumstances, to dispose of our PLMBS (or such applicable portion thereof) and reduce our liquidity investments to more normal levels, as part of the preparation for combining our balance sheet with that of the Des Moines Bank. In connection with such dispositions, we intend to reinvest funds in other highly rated investments, including agency MBS, to bring our investments in MBS up to or near the 300% of capital regulatory limit.

•
Repurchase of Seattle Bank excess MRCS and excess Class A stock. Prior to the consummation of the Merger and to the extent the same constitute excess stock (i.e., stock that is not required to satisfy membership or activity requirements under the Seattle Bank’s capital plan), we will, following FHFA non-objection, repurchase our outstanding past due MRCS and such additional shares of MRCS as may be mutually agreed upon by the Banks. At a minimum, we expect to redeem all past due, and at a maximum all outstanding, MRCS that is excess stock, which repurchases are generally expected to be made immediately prior to, or not too far in advance of, the closing of the Merger. In addition, we expect to redeem all excess Seattle Bank Class A stock immediately prior to, or not too far in advance of, the closing of the Merger. In connection with these repurchases, we will take such related investment portfolio actions as may be appropriate to comply with regulatory requirements. With this in mind and considering that these capital stock repurchases could cause us to have a MBS portfolio immediately prior to the effective date of the Merger exceeding the 300% of capital regulatory limit, we have secured the commitment of the FHFA that it would not take action in the case of such a result. Following prior FHFA notification and non-objection, we have the ability to make such MRCS and Class A stock repurchases.

In addition, the FHFA has provided its concurrence or non-objection to requests by the Banks to confirm various regulatory-related matters in connection with the Merger, including the FHFA’s agreement to lift the Amended Consent Arrangement and to allow the Continuing Bank to remedy and close out the Seattle Bank's existing regulatory violation relating to the supplemental mortgage insurance requirement.
2014 in Review
2014 Market Conditions
During 2014, U.S. economic activity continued to expand at a moderate pace from 2013. Labor market conditions continued to improve, household spending rose moderately, and business capital investment increased. These improvements were tempered by the continued slow recovery of the housing sector during 2014. Although housing prices have recovered to a significant extent from lows reached during the recent recession, the housing market continued to be negatively impacted by, among other things, slow residential construction activity during 2014 as well as adverse weather conditions in the first quarter of 2014.
Interest rates remained very low throughout 2014, with long-term rates declining in the fourth quarter. In October 2014, the Federal Reserve's Federal Open Market Committee (FOMC) concluded its asset purchase program, but announced that it will maintain its existing policy of reinvesting proceeds from principal payments and maturing investments. Inflation continued to run below the FOMC's longer-run objective of two percent, partly restrained by declining energy prices and increased concerns about global economic growth. The FOMC stated that it will be patient in beginning to normalize its position on monetary policy, indicating that it would continue to assess progress—both realized and expected—toward its objectives relating to employment and inflation. While the FOMC intends to maintain interest rates at current levels for a considerable time following the October end to its asset purchase program, it is simultaneously allowing for flexibility to adjust its monetary (including interest-rate related) policy should future economic conditions necessitate.
Although mortgage interest rates remained at low levels, borrowing and lending activity remained weak throughout 2014, which in combination with high levels of retail deposits, generally constrained the demand for wholesale funding.
Summary of 2014 Financial Performance
During 2014, we continued to maintain our momentum in returning the Seattle Bank to normal operations, which would include being able to repurchase excess capital stock and pay dividends without prior FHFA non-objection. In addition to recording $60.2 million of net income in 2014, we paid cash dividends in each of the four quarters, made excess capital stock repurchases of almost $400 million during the year, and maintained an MVE-to-PVCS ratio in excess of 100% at each of the four quarter-ends. Despite the progress made in 2014, including those mentioned above, due in part to maturing advances with BANA and continued low levels of advances, we continue to experience significant challenges with respect to growing our advances and increasing our CMA assets as a proportion of our consolidated obligations.
As of December 31, 2014, we had total assets of $35.1 billion, total outstanding regulatory capital stock of $2.3 billion, and retained earnings of $346.4 million, compared to total assets of $35.9 billion, total outstanding regulatory capital stock of $2.7 billion, and retained earnings of $287.1 million as of December 31, 2013.
As of December 31, 2014, our total advances decreased to $10.3 billion from $10.9 billion as of December 31, 2013, primarily due to the maturity of advances with BANA in the first quarter of 2014, partially offset by an increase in advances with various members during the remainder of 2014.
MRCS decreased by $293.2 million as of December 31, 2014, compared to December 31, 2013, primarily due to the Seattle Bank's quarterly repurchases of excess capital stock during 2014, partially offset by a redemption request resulting from a merger between two member banks.
We recorded $60.2 million, $61.4 million, and $70.8 million of net income for the years ended December 31, 2014, 2013, and 2012. The decrease in net income in 2014, compared to 2013 was primarily due to lower gains on early debt extinguishments, the addition of merger-related costs, and an increase in additional credit losses on our PLMBS determined to be other-than-temporarily impaired; the decrease was partially offset by higher net interest income and the absence in 2014 of activity similar to a one-time $4.0 million write-off of software in 2013. The decrease in net income in 2013, compared to 2012, was primarily due to lower gains on our derivatives and hedging activities, increased compensation and benefits expense, and the one-time $4.0 million write-off of software, partially offset by an increase in net interest income and a decrease in additional credit losses on our PLMBS determined to be other-than-temporarily impaired.
We recorded gains on derivatives and hedging activities of $4.2 million, $4.8 million, and $36.8 million in 2014, 2013, and 2012. The decline in 2013 was primarily due to the effect of the maturing, in 2012, of interest-rate swaps hedging certain of our AFS securities and ineffectiveness in our other hedging relationships, primarily those hedging long-term consolidated obligation bonds. We recorded $4.8 million, $1.8 million, and $11.1 million of additional credit losses on our PLMBS for the years ended December 31, 2014, 2013, and 2012. The additional credit losses in each year were due to changes in assumptions regarding delinquency rates, foreclosure rates, loss severity rates, actual and future housing prices, changes in mortgage servicer practices, and other economic factors, and their adverse effects on the cash flows of the mortgages underlying these securities. Net income in all periods was favorably impacted by the accretion of previously recorded OTTI credit losses due to increased yields on previously impaired PLMBS with significant increases in expected cash flows. The accretion attributable to the increases in expected cash flows, which is recorded in investment interest income, totaled $27.6 million, $21.3 million, and $14.6 million for the years ended December 31, 2014, 2013, and 2012. See "—Results of Operations for the Years Ended December 31, 2014, 2013, and 2012—Net Interest Income—Interest Income—Investments" for additional information.
We reported net interest income after provision (benefit) for credit losses of $146.3 million, $138.5 million, and $125.9 million for the years ended December 31, 2014, 2013, and 2012. Net interest income increased in 2014 and 2013, compared to the previous periods, primarily due to lower debt funding costs and increased yields on our investment portfolio. As noted above, the accretion of previously recorded OTTI credit losses due to increased yields on previously impaired PLMBS with significant increases in expected cash flows, has had an increasingly favorable impact on investment interest income in the periods presented. This accretion comprised 18.8%, 15.3%, and 11.6% of net interest income after provision (benefit) for credit losses for the years ended December 31, 2014, 2013, and 2012. In addition, a change in investment mix, including a shift from short-term investments into long-term investments, such as state housing agency bonds, other guaranteed bonds, and in 2013, agency MBS, has resulted in higher income from investments. The increases in net interest income after provision (benefit) for credit losses in 2014 and 2013, compared to the previous periods, were partially offset by lower interest income from our mortgage loans held for portfolio due to their declining balances and lower interest income (including prepayment fees) from advances.
We recorded a provision for credit losses for our mortgage loans held for portfolio of $584,000 for the year ended December 31, 2014, and a benefit for credit losses of $1.1 million and $2.9 million in 2013 and 2012. The release of a portion of the allowance for credit losses in 2013 resulted from more favorable estimates of future credit losses, primarily related to improvements in housing prices, and, in 2012, the favorable impact of mortgage loan repurchases by the institution that had sold us the loans.
We repurchased $396.9 million of excess stock during 2014 and paid a $0.025 per share cash dividend in February, April, July, and October 2014. The dividends, totaling $2.6 million (including $1.7 million of payments relating to MRCS recorded as interest expense on the statements of income) for the year, were calculated based on financial results and average Class A and Class B stock outstanding during the applicable preceding quarters.
On February 23, 2015, we paid a $0.025 per share cash dividend based on the bank's financial results and average Class A and Class B stock outstanding during fourth quarter 2014. In addition, we announced that we will repurchase up to $100 million of excess capital stock during first quarter 2015.
In 2015, we expect to face a number of continuing challenges, including those related to increasing our advance volumes and CMA asset levels, diversifying our membership, continuing to strengthen our balance sheet, and minimizing our financial and other risks. In addition, see "Part I. Item 1A. Risk Factors—Risk Factors Related to the Merger" regarding challenges relating to the Merger.
Consent Arrangements
We continue to address the requirements of the Amended Consent Arrangement, which superseded the 2010 Consent Arrangement. In addition to continued compliance with the terms of the plans and policies adopted and implemented to address the 2010 Consent Arrangement, the Amended Consent Arrangement requires Board monitoring for compliance with the terms of such plans and policies, development and implementation of a plan acceptable to the FHFA to increase advances and other CMA assets as a percentage of the bank's consolidated obligations, and obtaining non-objection from the FHFA prior to repurchasing or redeeming any excess capital stock or paying dividends on the bank's capital stock. Further information regarding the Amended Consent Arrangement is included in "—Capital Resources and Liquidity" in this report.
Financial Condition as of December 31, 2014 and 2013
Our assets principally consist of advances, investments, and mortgage loans. Our advances balance and our advances as a percentage of total assets as of December 31, 2014 decreased from December 31, 2013, to $10.3 billion from $10.9 billion, and to 29.4% from 30.5%. Our investments balance and investments as a percentage of total assets as of December 31, 2014 increased from December 31, 2013, to $24.0 billion from $22.5 billion, and to 68.5% from 62.9%, primarily due to a temporary shortage of overnight investment opportunities in the financial markets at year-end 2013. During 2014, we maintained an investment balance of approximately $25.5 billion. The balance of our mortgage loans outstanding continued to decline due to receipt of principal payments. Since entering into the 2010 Consent Arrangement, we have continued to work on plans to increase our advances and to increase our ratio of advance balances to total assets.
We obtain funding to support our business primarily through the issuance by the Office of Finance, as our agent, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.

The following table summarizes our major categories of assets, liabilities, and capital as a percentage of total assets as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
(in percentages)
Assets
Advances *	29.4	30.5
Investments:
Short-term	21.1	18.9
CMA investments *	5.8	4.8
Other long-term	41.6	39.2
Subtotal	68.5	62.9
Mortgage loans *	1.8	2.2
Other assets (including cash and due from banks)	0.3	4.4
Total assets	100.0	100.0
Liabilities and Capital
Consolidated obligations	90.5	90.3
Deposits	1.2	1.1
Mandatorily redeemable capital stock	4.1	4.9
Other liabilities	0.8	0.5
Total capital	3.4	3.2
Total	100.0	100.0

*	CMA assets. CMA investments include certain housing finance agency obligations. Our ratio of CMA assets-to-consolidated obligations as of December 31, 2014 and 2013 was 40.9% and 41.5%.
We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.
Advances
As of December 31, 2014, the carrying value of total advances decreased by 5.7%, or $621.6 million, to $10.3 billion, from $10.9 billion as of December 31, 2013, primarily due to the maturity of $750.0 million in BANA advances in the first quarter, partially offset by an increase in advances to various members in the remainder of 2014. Overall in 2014, our members' demand for advances continued to be negatively impacted by high levels of retail deposits and modest loan demand by their customers.
The following table summarizes the par value of our advances outstanding by member type as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands)
Commercial banks	$4,680,740	$5,223,766
Thrifts	1,077,859	991,831
Credit unions	1,008,271	524,644
Insurance companies	138,959	—
CDFIs	2,000	—
Total member advances	6,907,829	6,740,241
Housing associates	21,563	18,584
Nonmember borrowers	3,293,446	4,068,696
Total par value of advances	$10,222,838	$10,827,521

A large percentage of our advances is held by a limited number of borrowers. Changes in this group's borrowing decisions and ability to continue borrowing have affected and can still significantly affect the amount of our advances outstanding. We expect that our advances will be concentrated with our largest borrowers for the foreseeable future.

In April 2013, Bank of America Oregon, N.A., our then-largest borrower, merged into its parent, BANA. At that time, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's business activity will eventually decline to zero as the outstanding advances mature. As currently structured, in addition to the $750.0 million of advances that matured during the first quarter of 2014, approximately 98% of BANA's remaining $3.1 billion in outstanding advances (included in advances outstanding to nonmember borrowers in the table above) will mature in 2015 and 2016, with $1.5 billion maturing in March 2015.
The following table provides the par value of advances and percentage of total par value of outstanding advances of our top five borrowers (at the holding company level) as of December 31, 2014 and 2013. Due to the number of member institutions that are part of larger holding companies, we believe this aggregation provides greater visibility into borrowing activity at the Seattle Bank than would a listing of advances by individual member institutions.

	As of December 31, 2014		As of December 31, 2013
	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America Corporation (1)	$3,063,701	30.0	$3,826,598	35.4
Washington Federal, Inc.	1,830,000	17.9	1,930,000	17.8
Umpqua Holdings Corporation (2)	1,000,016	9.8	not in top 5	not in top 5
Sterling Financial Corporation (2)	—	—	1,144,870	10.6
HomeStreet, Inc.	597,590	5.8	446,590	4.1
Glacier Bancorp, Inc.	291,802	2.9	834,940	7.7
Total	$6,783,109	66.4	$8,182,998	75.6

(1)	Nonmember borrower as of April 1, 2013.
(2)	In April 2014, Sterling Financial Corporation and the holding company for Umpqua Bank, two of the larger members and borrowers of the Seattle Bank, merged.
As of December 31, 2014 and 2013, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers as listed above was approximately 23 and 28 months.

The following table summarizes our advance portfolio by product type as of December 31, 2014 and 2013.

	As of December 31, 2014		As of December 31, 2013
	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percentage of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable interest-rate advances:
Cash management	$433,384	4.2	$202,820	1.9
Adjustable interest-rate	3,017,500	29.5	3,750,000	34.6
Choice	125,000	1.2	—	—
Capped floater	10,000	0.1	10,000	0.1
Fixed interest-rate advances:
Non-amortizing	4,688,694	45.9	5,068,758	46.8
Amortizing	497,355	4.9	382,927	3.5
Symmetrical prepayment:
Non-amortizing	495,046	4.8	442,500	4.1
Amortizing	59,033	0.6	—	—
Callable	15,810	0.2	—
Putable:
Non-knockout	576,016	5.7	635,516	5.9
Knockout	270,000	2.6	275,000	2.5
Floating-to-fixed convertible (after conversion date)	35,000	0.3	60,000	0.6
Total par value	$10,222,838	100.0	$10,827,521	100.0

The following table summarizes our advance portfolio by interest payment type and remaining terms to maturity as of December 31, 2014 and 2013.

	As of December 31, 2014			As of December 31, 2013
	Fixed	Variable	Total	Fixed	Variable	Total
(in thousands)
Due in one year or less	$1,761,526	$1,960,884	$3,722,410	$1,757,568	$952,820	$2,710,388
Due after one year	4,875,428	1,625,000	6,500,428	5,107,133	3,010,000	8,117,133
Total par value	$6,636,954	$3,585,884	$10,222,838	$6,864,701	$3,962,820	$10,827,521
Fixed interest-rate and structured advances (i.e., advances that include optionality) as a percentage of total par value of advances increased to 65.0% as of December 31, 2014, compared to 63.4% as of December 31, 2013. The percentage of our outstanding advances maturing in one year or less increased to 36.4%, or $3.7 billion, as of December 31, 2014, from 25.0%, or $2.7 billion, as of December 31, 2013, primarily due to the scheduled maturity of $1.5 billion of BANA advances in the first quarter of 2015.
The total weighted-average interest rate on our advance portfolio increased to 1.45% as of December 31, 2014, from 1.40% as of December 31, 2013. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing).
Member Demand for Advances
Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, regulation, and our members' liquidity and wholesale funding needs. Our members regularly evaluate their other funding options relative to our advance products and pricing. Because the timing and magnitude of increases in long-term interest rates and other economic factors are uncertain, we do not know when or by how much advance demand from our members may increase in future periods, if at all. In addition, it is unclear whether the uncertainties surrounding the Merger and potential changes brought about by integration efforts if the Merger is successful, may impact our members' decisions to borrow from us in the immediate future. Furthermore, we expect the balance of outstanding advances to continue to be negatively impacted by the April 2013 loss of our then-largest borrower, Bank of America Oregon, N.A., and its subsequent inability to borrow from the Seattle Bank, and potentially, from the April 2014 merger of the holding companies of Sterling Savings Bank and Umpqua Bank.

Partially offsetting the negative impact of these member changes during 2014 was an increase in advance demand from our credit union, insurance company, and other core members due to growing loan demand and other factors.
We periodically review our advance pricing structure to determine whether it remains competitive and complies with regulatory requirements. Our current advance pricing structure includes posted-rate pricing, including window and auction pricing, and differential pricing. Window pricing indications are published daily on our corporate website, and auction funding is typically available two times per week when the Seattle Bank participates in issuances of consolidated obligation discount notes through the Office of Finance as our agent. Although auction pricing borrowers can generally borrow at a lower interest rate than the window posted rates, borrowers do not know the interest rate of an auction-priced advance until the auction is complete. The differential pricing option, under which borrowers can, under certain circumstances, request an advance rate lower than our posted rates, is administered by specified bank employees within parameters established by our asset and liability management committee (consisting of Seattle Bank employees) under authority delegated by our president and chief executive officer and overseen by the Board. The differential pricing option enables the bank to compete with lower interest-rate funding available to those members with access to alternative funding sources that may be offering lower interest rates. We also offer advance promotions from time to time, where we temporarily lower our posted rates on advances with specific structures.
Our members' use of window pricing significantly increased during 2014 compared to 2013 and 2012, with aggregate offsetting decreases in differential and auction pricing, primarily due to more favorable pricing execution on the window pricing option and to the inability of Bank of America Oregon, N.A., a significant user of differentially priced advances, to enter into new advances following its withdrawal from membership in April 2013. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all of our members.
The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances, for the years ended December 31, 2014, 2013, and 2012.

	For the Years Ended December 31,
	2014	2013	2012
(in percentages)
Posted-rate pricing:
Window	80.3	42.8	9.5
Auction	4.7	6.2	15.5
Differential pricing	15.0	51.0	75.0
Total	100.0	100.0	100.0
The demand for advances also may be affected by the manner in which members support their advances with capital stock, their ability to have capital stock repurchased or redeemed by us, and the dividends we may pay on our capital stock. In late 2012, we implemented an excess stock pool to encourage advance usage. As of December 31, 2014, $69.1 million of outstanding advances were obtained by members utilizing the excess stock pool. The excess stock pool program expires on December 31, 2016; however, due to our periodic stock repurchases and dividend payments, effective October 10, 2014, we closed the excess stock pool for new and renewing advances. Outstanding advances supported by the excess stock pool as of that date were not affected by this change. See Note 14 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on the excess stock pool.
In September 2012, we implemented an excess capital stock repurchase program with FHFA non-objection, which allows us to repurchase on a pro rata basis up to $25 million of excess capital stock from across our stockholder base. Also, in February 2014, we implemented an additional excess capital stock redemption program, with FHFA non-objection, to redeem up to $75 million per quarter of excess capital stock on which the redemption waiting period has been satisfied. Under these programs, we have repurchased a total of $539.3 million of excess capital stock, including $394.6 million in 2014. Further, we have repurchased $4.4 million, including $2.3 million in 2014, of excess Class B stock that had been purchased by members on or after October 27, 2010 for activity purposes. In February 2015, following FHFA non-objection, we announced we will repurchase up to $100 million of excess capital stock during first quarter 2015.
In each quarter beginning in the third quarter of 2013 and continuing during 2014, we paid a $0.025 per share cash dividend based on our financial results and calculated based on average Class A and Class B stock outstanding during the applicable preceding quarter. Further, with FHFA non-objection, we paid a $0.025 per share cash dividend on February 23, 2015 based on the same criteria.
Although we do not believe that the 2010 Consent Arrangement or the Amended Consent Arrangement, including the restrictions on our repurchasing or redeeming capital stock or paying dividends, have adversely affected our ability to meet our members' funding needs, they could do so in the future by, among other things, decreasing our members' willingness to use our advances.
Credit Risk
We assign each member institution an internal risk rating based on a number of factors, including levels of non-performing assets, profitability, and capital. Should the financial condition of a borrower decline or become otherwise impaired, we may limit the term to maturity and type of advances available to the borrower or require the borrower to physically deliver collateral or provide additional collateral to us. As of December 31, 2014 and 2013, 18% and 22% of our borrowers were on the physical possession collateral arrangement, representing 5% and 3% of the par value of our outstanding advances. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. The decline in the percentage of our borrowers that were on the physical possession collateral arrangement as of December 31, 2014, compared to December 31, 2013, was due to improvement in the overall financial condition of the associated borrowers during 2014. We have never incurred a credit loss on an advance.
Our members' borrowing capacity with the Seattle Bank depends on the collateral they pledge and is calculated as a percentage of the collateral's value. We periodically evaluate this percentage in the context of the value of the collateral in current market conditions. As of December 31, 2014 and 2013, we had unencumbered rights to collateral (i.e., loans and securities), on a borrower-by-borrower basis, with an estimated value in excess of all outstanding extensions of credit. For further information on our advance collateral arrangements, see "Part I. Item 1. Business—Our Business—Products and Services—Advances—Security Interests" in this report.
For additional information on advances, see Note 7 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report.

Investments
Our investment securities are classified either as AFS or HTM. The table below presents the carrying values and weighted-average yields of our AFS and HTM securities by major security type, as well as our other short-term investments, as of December 31, 2014 and 2013. It also presents the remaining contractual maturities of our AFS and HTM securities as of December 31, 2014. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. See "Part I. Item 1. Business—Our Business—Products and Services—Investments" for additional information on the types of investment securities we hold.

	As of December 31, 2014					As of December 31, 2013
	One Year or Less	After One Year Through Five Years	After Five Years Through 10 Years	After 10 Years	Total Carrying Value	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
Other U.S. agency obligations (1)	$20,840	$117,512	$2,545,883	$1,669,085	$4,353,320	$3,403,163
GSE obligations (2)	149,336	1,025,046	623,492	483,680	2,281,554	1,920,055
Total non-MBS	170,176	1,142,558	3,169,375	2,152,765	6,634,874	5,323,218
MBS:
Residential PLMBS	—	—	—	1,242,460	1,242,460	1,278,285
Total AFS securities	$170,176	$1,142,558	$3,169,375	$3,395,225	$7,877,334	$6,601,503
Yield on AFS securities	0.36%	0.96%	1.41%	1.36%	1.30%	1.55%
HTM securities:
Non-MBS:
Certificates of deposit	$356,000	$—	$—	$—	$356,000	$266,000
Other U.S. agency obligations (1)	—	4,521	2,098	9,623	16,242	19,168
State or local housing agency obligations	37,460	231,520	389,520	1,381,739	2,040,239	1,718,173
Total non-MBS	393,460	236,041	391,618	1,391,362	2,412,481	2,003,341
MBS:
Other U.S agency single-family MBS (3)	—	—	1,001	78,288	79,289	109,429
GSE single-family MBS (4)	—	52,770	216,486	4,351,315	4,620,571	5,544,762
GSE multifamily MBS (5)	—	—	1,564,569	94,613	1,659,182	1,348,883
Residential PLMBS	—	12,075	17,546	309,125	338,746	425,058
Total MBS	—	64,845	1,799,602	4,833,341	6,697,788	7,428,132
Total HTM securities	$393,460	$300,886	$2,191,220	$6,224,703	$9,110,269	$9,431,473
Yield on HTM securities	0.18%	0.78%	0.54%	1.19%	0.98%	1.04%
Securities purchased under agreements to resell	$3,000,000	$—	$—	$—	$3,000,000	$1,500,000
Federal funds sold	4,058,800	—	—	—	4,058,800	5,013,000
Total investments	$7,622,436	$1,443,444	$5,360,595	$9,619,928	$24,046,403	$22,545,976

(1)	Consists of obligations issued or guaranteed by one or more of the following: Ex-Im Bank, SBA, U.S. Agency for International Development (U.S. AID), and Private Export Funding Corporation.

(2)	Consists of obligations issued or guaranteed by Federal Farm Credit Bank (FFCB), Freddie Mac, Fannie Mae, and Tennessee Valley Authority (TVA).

(3)	Consists of securities issued by Ginnie Mae.

(4)	Consists of securities issued by Fannie Mae and Freddie Mac.

(5)	Consists of Fannie Mae Delegated Underwriting Servicing MBS.

As of December 31, 2014, our investments increased to $24.0 billion, from $22.5 billion as of December 31, 2013, following a temporary shortage of overnight investment opportunities in the financial markets at December 31, 2013. During 2014, we maintained an investment balance of approximately $25.5 billion. In 2014, we increased our investments in state housing finance agency obligations, which increased our holdings of CMA assets, and in other U.S. agency debt obligations and decreased our average holdings of short-term investments. As a result, as of December 31, 2014, our long-term investments comprised 47.4% of total assets, compared to 44.0% as of December 31, 2013.

GSE Debt Obligations
The following table summarizes the carrying value of our investments in GSE debt obligations as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands)
Freddie Mac	$1,111,177	$679,913
TVA	439,652	370,442
FFCB	428,415	408,655
Fannie Mae	302,310	461,045
Total	$2,281,554	$1,920,055

MBS Investments
Our MBS investments represented 298.9% and 297.0% of our regulatory capital as of December 31, 2014 and 2013. FHFA regulation limits our investments in MBS (including PLMBS) and mortgage-related ABS (such as those backed by home equity loans or SBA loans) by requiring that the total book value of such securities owned by us on the day we purchase the securities does not exceed 300% of our previous month-end regulatory capital. As of December 31, 2014 and 2013, our MBS investments included $1.9 billion and $2.4 billion in Freddie Mac MBS, $4.3 billion and $4.5 billion in Fannie Mae MBS, and $1.6 billion and $1.7 billion in PLMBS. See “—Credit Risk” below for credit ratings relating to our MBS investments as of December 31, 2014 and 2013.
During 2013, we sold one AFS PLMBS that had been determined to be other-than-temporarily impaired in previous periods. The proceeds of that sale were $41.8 million, resulting in a net gain of $903,000. We sold no AFS securities during 2014.
Credit Risk
The following tables summarize the carrying value of our investments by their credit ratings or the credit rating of the obligors, issuers, guarantors, or pledged collateral as of December 31, 2014 and 2013.

	As of December 31, 2014
	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$—	$3,000,000	$—	$—	$3,000,000
Federal funds sold	—	1,269,000	2,789,800	—	—	—	4,058,800
Investment securities:
Certificates of deposit	—	—	356,000	—	—	—	356,000
Other U.S. obligations	—	4,251,499	118,063	—	—	—	4,369,562
GSE and TVA	—	2,281,554	—	—	—	—	2,281,554
State or local housing obligations	1,537,712	502,527	—	—	—	—	2,040,239
Total non-MBS	1,537,712	8,304,580	3,263,863	3,000,000	—	—	16,106,155
MBS:
Other U.S. agency single-family MBS	—	79,289	—	—	—	—	79,289
GSE single-family MBS	—	4,620,571	—	—	—	—	4,620,571
GSE multifamily MBS	—	1,659,182	—	—	—	—	1,659,182
Residential PLMBS	—	63,046	26,556	56,643	1,433,428	1,533	1,581,206
Total MBS	—	6,422,088	26,556	56,643	1,433,428	1,533	7,940,248
Total	$1,537,712	$14,726,668	$3,290,419	$3,056,643	$1,433,428	$1,533	$24,046,403

	As of December 31, 2013
	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$—	$1,500,000	$—	$—	$1,500,000
Federal funds sold	—	2,224,000	2,789,000	—	—	—	5,013,000
Investment securities:
Certificates of deposit	—	—	266,000	—	—	—	266,000
Other U.S. obligations	—	3,422,331	—	—	—	—	3,422,331
GSE and TVA	—	1,920,055	—	—	—	—	1,920,055
State or local housing obligations	1,346,495	371,678	—	—	—	—	1,718,173
Total non-MBS	1,346,495	7,938,064	3,055,000	1,500,000	—	—	13,839,559
MBS:
Other U.S. agency single-family MBS	—	109,429	—	—	—	—	109,429
GSE single-family MBS	—	5,544,762	—	—	—	—	5,544,762
GSE multifamily MBS	—	1,348,883	—	—	—	—	1,348,883
Residential PLMBS	—	80,520	12,878	95,414	1,512,572	1,959	1,703,343
Total MBS	—	7,083,594	12,878	95,414	1,512,572	1,959	8,706,417
Total	$1,346,495	$15,021,658	$3,067,878	$1,595,414	$1,512,572	$1,959	$22,545,976
We are subject to credit risk on our long- and short-term investment portfolios. We actively monitor our credit exposures and the credit quality of our counterparties, including an assessment of each counterparty's financial performance, capital adequacy, and sovereign support, as well as related market signals. As a result of these monitoring activities, we may limit or suspend additional exposures, as appropriate.
Short-term investments are transacted with large financial institutions that we determine to be of investment quality. Within this portfolio of short-term investments, we face credit risk from unsecured exposures on certain investments. These unsecured credit investments have maturities generally ranging between overnight and three months. The following table presents our short-term unsecured credit exposure by type of investment as of December 31, 2014 and 2013. This table excludes those investments with implicit or explicit government guarantees and does not include related accrued interest receivable.

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands)
Federal funds sold	$4,058,800	$5,013,000
Certificates of deposit	356,000	266,000
Total	$4,414,800	$5,279,000
We are prohibited by regulation, without FHFA waiver, from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposure to U.S. branches and agency offices of foreign commercial banks includes the risk that, as a result of political or economic conditions in a foreign country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposure to domestic counterparties and U.S. subsidiaries of foreign commercial banks includes the risk that these counterparties have extended credit to foreign counterparties. See "Part I. Item 1. Business—Our Business—Products and Services—Investments—Restrictions on Investments" for further information regarding restrictions on our investment portfolio.
We reduce the credit risk on short-term unsecured investments by generally investing in investments that have maturities of less than three months. The following table presents our short-term unsecured investments as of December 31, 2014 by remaining contractual terms to maturity and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's headquarters or, as applicable, the domicile of the parent.

	Carrying Value (as of December 31, 2014)
	Overnight	Two Days through 30 Days	31 Days through 90 Days	Total
(in thousands)
Domestic	$388,000	$—	$110,000	$498,000
U.S. subsidiaries of foreign commercial banks	—	246,000	—	246,000
Total	388,000	246,000	110,000	744,000
U.S. branches and agency offices of foreign commercial banks:
Canada	955,800	494,000	247,000	1,696,800
Netherlands	479,000	—	—	479,000
Sweden	—	384,000	—	384,000
Australia	—	36,000	349,000	385,000
Norway	232,000	—	247,000	479,000
Switzerland	—	—	247,000	247,000
Total	1,666,800	914,000	1,090,000	3,670,800
Total	$2,054,800	$1,160,000	$1,200,000	$4,414,800
Percentage of total carrying value	46.5%	26.3%	27.2%	100.0%
We also reduce the credit risk on short-term unsecured investments by investing in highly rated investments. The following table presents our short-term unsecured investments as of December 31, 2014 by the counterparty credit ratings and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's headquarters or, as applicable, the domicile of the parent.

	Carrying Value (as of December 31, 2014)
	AA	A	Total
(in thousands)
Domestic	$—	$498,000	$498,000
U.S. subsidiaries of foreign commercial banks	—	246,000	246,000
Total	—	744,000	744,000
U.S. branches and agency offices of foreign commercial banks:
Canada	500,000	1,196,800	1,696,800
Netherlands	—	479,000	479,000
Sweden	384,000	—	384,000
Australia	385,000	—	385,000
Norway	—	479,000	479,000
Switzerland	—	247,000	247,000
Total	1,269,000	2,401,800	3,670,800
Total	$1,269,000	$3,145,800	$4,414,800
Within our portfolio of long-term investments, we are primarily subject to credit risk related to residential PLMBS that are either directly or indirectly supported by underlying mortgage loans. Our residential PLMBS investments consist of senior tranches of privately issued prime and Alt-A MBS collateralized by residential mortgage loans, including hybrid adjustable-rate mortgages (ARMs) and option ARMs. Our exposure to the risk of loss on our investments in PLMBS increases when the loans underlying the PLMBS exhibit high rates of delinquency, foreclosure, and losses on the sale of foreclosed properties. In order to reduce our risk of loss on these investments, all of the PLMBS owned by the Seattle Bank contain one or more of the following forms of credit protection:

•	Subordination. Where the PLMBS is structured such that payments to junior classes are subordinated to senior classes to prioritize cash flows to the senior classes.

•
Excess spread. Where the weighted-average coupon rate of the underlying mortgage loans in the pool is higher than the weighted-average coupon rate on the PLMBS. The spread differential may be used to cover any losses that may occur.

•
Over-collateralization. Where the total outstanding balance on the underlying mortgage loans in the pool is greater than the outstanding PLMBS balance. The excess collateral is available to cover any losses that may occur.

Although we purchased additional credit enhancement on our PLMBS at acquisition, due to the deteriorating credit quality of the collateral underlying these securities, we have recorded OTTI credit losses at various times. We monitor the market prices of our AFS PLMBS determined to be other-than-temporarily impaired for opportunities to limit our credit exposure.
The following table summarizes, among other things, the unpaid principal balance, amortized cost basis, gross unrealized losses, fair value, and OTTI losses, if applicable, of our PLMBS by collateral type, credit rating, and year of issuance, as of and for the year ended December 31, 2014. In the table below, the original weighted-average credit enhancement is the weighted-average percentage of unpaid principal balances of subordinated tranches and over-collateralization in place at the time of purchase to absorb losses before our investments incur a loss. The weighted-average credit enhancement is the weighted-average percentage of unpaid principal balances of subordinated tranches and over-collateralization currently in place to absorb losses before our investments incur a loss.

	As of and for the Year Ended December 31, 2014
	Prime	Alt-A
	2004 and prior	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AA	$2,217	$60,835	$59,236	$—	$—	$—	$1,599
A	8,605	17,932	—	—	—	17,546	386
BBB	8,008	50,388	—	—	—	10,030	40,358
Below investment grade:
BB	223	25,391	—	—	—	5,759	19,632
B	—	63,512	11,770	—	10,750	30,508	10,484
CCC	—	938,056	105,379	464,263	294,359	74,055	—
CC	—	487,397	133,038	221,010	133,349	—	—
C	—	230,668	—	230,668	—	—	—
D	—	36,545	—	23,375	—	13,170	—
Unrated	45	1,486	—	—	—	—	1,486
Total unpaid principal balance	$19,098	$1,912,210	$309,423	$939,316	$438,458	$151,068	$73,945
Amortized cost basis	$19,018	$1,563,047	$299,071	$727,305	$323,887	$139,017	$73,767
Gross unrealized losses	$(230)	$(60,469)	$(17,386)	$(19,706)	$(7,995)	$(12,727)	$(2,655)
Fair value	$18,969	$1,555,854	$288,199	$731,243	$335,188	$129,593	$71,631
OTTI:
Credit-related OTTI losses	$—	$(4,840)	$—	$—	(4,832)	$(8)	$—
Non-credit-related OTTI losses	—	4,840	—	—	4,832	8	—
Total OTTI losses	$—	$—	$—	$—	$—	$—	$—
Weighted-average percentage of fair value to unpaid principal balance	99.3%	81.4%	93.1%	77.8%	76.4%	85.8%	96.9%
Original weighted-average credit enhancement	3.2%	37.9%	35.6%	38.9%	45.8%	29.8%	5.1%
Weighted-average credit enhancement	21.0%	15.2%	24.8%	12.6%	11.7%	23.0%	12.9%
Weighted-average collateral delinquency	6.2%	29.6%	18.0%	31.8%	38.2%	25.1%	9.4%
As of December 31, 2014 and 2013, over 95% of our PLMBS were variable interest-rate securities collateralized by Alt-A residential mortgage loans. In addition, Alt-A PLMBS comprised substantially all of the $977.2 million of total unpaid principal balance of PLMBS in gross unrealized loss positions as of December 31, 2014.

The following table provides our investment securities holdings greater than 10% of GAAP capital as of December 31, 2014.

	As of December 31, 2014
	Carrying Value	Fair Value
(in thousands)
Fannie Mae	$4,634,387	$4,678,081
Ex-Im Bank	4,083,018	4,083,018
Freddie Mac	3,058,853	3,076,114
Texas Housing and Veterans Bonds	509,530	512,344
Lehman XS Trust	489,901	488,063
TVA	439,652	439,652
Utah Housing Corporation	428,890	428,981
FFCB	428,415	428,415
Connecticut Housing	355,000	355,674
Bank of America Corporation and affiliates	349,869	346,082
Idaho (Municipal) Housing	323,790	324,142
Union Bank of California, N.A.	246,000	246,001
Barclays Capital	224,770	223,292
JPMorgan Chase and Co. and affiliates	220,256	218,536
Colorado Housing	206,905	206,849
U.S. AID	161,860	161,989
Alaska Finance Housing Corp.	140,000	139,962
Total	$16,301,096	$16,357,195
OTTI Assessment
We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider whether we intend to sell each such security and whether it is more likely than not that we would be required to sell such security before the anticipated recovery of its amortized cost basis. If either of these conditions is met, including as a result of any actions or transactions we may undertake associated with the Merger, we recognize an OTTI loss in earnings equal to the difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired. Based on current information, we determined that, for our non-MBS investments and our U.S. agency and GSE MBS investments, the underlying collateral or the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, as of December 31, 2014, the declines in market value of our non-MBS investments and U.S. agency and GSE MBS investments are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to the anticipated recovery of their amortized cost bases. See Note 6 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on our OTTI assessment process.
For the year ended December 31, 2014, we recorded $4.8 million of additional OTTI credit losses on three securities previously determined to be other-than-temporarily impaired. The additional OTTI credit losses recorded in 2014 were attributable, in part, to changes in mortgage servicer practices, as decreases in advanced principal and interest from servicers on delinquent loans have reduced current payments on certain securities causing reductions in projected cash flows.
The following tables summarize the OTTI losses recorded (by period of initial OTTI) on our PLMBS for the years ended December 31, 2014, 2013, and 2012.

	For the Year Ended December 31, 2014
	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS identified with OTTI losses in prior periods	$(4,840)	$4,840	$—
Total	$(4,840)	$4,840	$—

	For the Year Ended December 31, 2013
	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS identified with OTTI losses in prior periods	$(1,837)	$1,837	$—
Total	$(1,837)	$1,837	$—

	For the Year Ended December 31, 2012
	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with OTTI losses in the period noted	$(11)	$(9,895)	$(9,906)
PLMBS identified with OTTI losses in prior periods	(11,078)	11,078	—
Total	$(11,089)	$1,183	$(9,906)
Credit-related OTTI charges are recorded in current-period earnings on the statements of income, and non-credit losses are recorded on the statements of condition in AOCI. Our AOCI improved to $1.6 million as of December 31, 2014, compared to an accumulated other comprehensive loss of $71.8 million as of December 31, 2013, primarily due to improvements in market prices of our AFS investments, including those previously determined to be other-than-temporarily impaired. See "Part II. Item 8. Statements of Comprehensive Income" and Note 14 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report for a tabular presentation of AOCI for the years ended December 31, 2014, 2013, and 2012.
The following table summarizes key information as of December 31, 2014 for the PLMBS on which we recorded OTTI charges during the life of the security (i.e., impaired through December 31, 2014).

	As of December 31, 2014
	HTM Securities (1)				AFS Securities (1)
	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Prime (2)	$848	$848	$817	$827	$—	$—	$—
Alt-A (2)	74,508	73,803	62,375	69,806	1,580,164	1,231,860	1,242,460
Total	$75,356	$74,651	$63,192	$70,633	$1,580,164	$1,231,860	$1,242,460

(1)	This table does not include all HTM and AFS securities that were in an unrealized loss position as of December 31, 2014; only those with OTTI charges during the life of the security were included.
(2)	Classification based on originator's classification at the time of origination or by a NRSRO upon issuance of the PLMBS.
The credit losses on our other-than-temporarily impaired PLMBS are based on these securities’ expected performance over their estimated remaining maturities, which averaged approximately 27 years as of December 31, 2014. Although a total of $373.7 million credit loss component of OTTI losses on both AFS and HTM securities has been recognized in earnings since acquisition and through December 31, 2014, only five of our other-than-temporarily impaired securities have suffered actual gross cash losses totaling $25.1 million.

Additional information on our OTTI assessment process, including the significant inputs used to evaluate our PLMBS for OTTI for the year ended December 31, 2014, is detailed in Note 6 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" and "—Critical Accounting Policies and Estimates" in this report. In addition to evaluating our PLMBS under a base-case scenario, we also perform a quarterly cash-flow analysis on our PLMBS under a more stressful scenario than we utilize in our OTTI assessment. The stress-test scenario and associated results do not represent our current expectations and, accordingly, should not be construed as a prediction of our future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical stress-test scenario provide a measure of the credit losses that we might incur if home price declines and subsequent recoveries are more adverse than those projected in our OTTI assessment. The results of this scenario are included in "—Critical Accounting Policies and Estimates" in this report.

Mortgage Loans Held for Portfolio, Net
The par value of our mortgage loans held for portfolio consisted of $586.9 million and $724.0 million in conventional mortgage loans and $62.2 million and $75.1 million in government-guaranteed mortgage loans as of December 31, 2014 and 2013. The portfolio balance decreased for the year ended December 31, 2014 due to our receipt of $147.3 million in principal payments.
We have not purchased mortgage loans under the MPP since 2006 and have sold no mortgage loans since 2011. Accordingly, the weighted-average FICO scores and loan-to-value ratios at origination (i.e., values of outstanding mortgage loans as a percentage of appraised values at origination) of the loans in our conventional mortgage loan portfolio are generally stable. The following tables summarize our conventional mortgage loans held for portfolio by FICO scores and loan-to-value ratios at origination as of December 31, 2014 and 2013. The FICO scores in the table below represent the original FICO score of a borrower and the lowest FICO score for mortgage loans with multiple borrowers.

	As of	As of
FICO Scores	December 31, 2014	December 31, 2013
(in percentages, except weighted-average FICO score)
619 or less	—	—
620-659	3.5	3.4
660-699	20.1	20.2
700-739	33.6	33.2
740 or higher	42.8	43.2
Weighted-average FICO score	731	731

	As of	As of
Loan-to-Value	December 31, 2014	December 31, 2013
(in percentages)
<= 60%	19.7	19.6
> 60% to 70%	21.1	21.2
> 70% to 80%	52.2	52.3
> 80% to 90% *	4.0	3.9
> 90% *	3.0	3.0
Weighted-average loan-to-value	69.7	69.8

*	PMI required at origination.
As of December 31, 2014 and 2013, 77% of our outstanding mortgage loans held for portfolio had been purchased from our former member, Washington Mutual Bank, F.S.B., which was acquired by JPMorgan Chase Bank, N.A., a nonmember institution.

Credit Risk
The following table provides a summary of the recorded investment in mortgage loans 90 days or more past due and still accruing interest, the balance of non-accrual loans, and the activity in our allowance for credit losses on mortgage loans held for portfolio as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010.

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
(in thousands)
Total recorded investment in mortgage loans past due 90 days or more and still accruing interest	$6,772	$9,923	$13,096	$22,759	$59,017
Nonaccrual loans (1)	$25,960	$34,214	$45,533	$52,057	$7,734
Allowance for credit losses on mortgage loans:
Balance, beginning of year	$934	$2,326	$5,704	$1,794	$626
Charge-offs	(114)	(243)	(485)	(14)	—
Provision (benefit) for credit losses (2)	584	(1,149)	(2,893)	3,924	1,168
Balance, end of period	$1,404	$934	$2,326	$5,704	$1,794
Nonaccrual and troubled debt restructuring (TDR) loans:
Gross amount of interest that would have been recorded based on original terms	$1,728	$1,730	$2,851	$4,249	$546
Interest actually recognized in income during the period	503	222	—	—	—
Shortfall	$1,225	$1,508	$2,851	$4,249	$546

(1)	A mortgage loan is placed on nonaccrual status when the contractual principal or interest is 90 days or more past due.
(2)
Includes decreases in the allowance for credit losses in 2013 and 2012, due to more favorable housing prices, and in 2012, a $1.5 million favorable impact from mortgage loan repurchases by the institution that had sold us the loans.

Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. See Notes 2 and 9 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on key credit quality indicators and our mortgage loans that are delinquent or in foreclosure, TDRs, and real estate owned (REO) as of December 31, 2014 and 2013.
Government-Guaranteed Mortgage Loans
Our government-insured mortgage loans have exhibited delinquency rates, including a delinquency rate of 10.8% as of December 31, 2014, that have been significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio. This was primarily due to the relative impact of individual mortgage delinquencies on the balance of our 742 outstanding government-insured mortgage loans as of December 31, 2014. We rely on FHA insurance, which generally provides a 100% guarantee, to protect against credit losses on this portion of our portfolio.
Conventional Mortgage Loans
The following table presents our conventional mortgage loan portfolio by unpaid principal balance and delinquency rate by FICO score as of December 31, 2014.

			Percentage Delinquent as of December 31, 2014
FICO Score at Origination	Unpaid Principal Balance	Current	30 Days	60 Days	90 Days or More
(in thousands, except percentages)
619 or less	$238	—	—	—	—
620 to 659	20,631	3.1	0.1	0.1	0.2
660 or higher	565,999	88.4	3.0	0.9	4.2
Total	$586,868	91.5	3.1	1.0	4.4
We conduct a loss reserve analysis of our conventional mortgage loan portfolio on a quarterly basis. As a result of our fourth quarter 2014 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses were not sufficient to absorb the expected credit losses on our mortgage loan portfolio. Accordingly, we recorded a provision for credit losses in the fourth quarter, resulting in a total provision for credit losses of $584,000 for the year ended December 31, 2014. We recorded a benefit for credit losses of $1.1 million and $2.9 million for the years ended December 31, 2013 and 2012, due to more favorable estimates of future credit losses, primarily related to improvements in housing prices and, in 2012, a $1.5 million favorable impact from mortgage loan repurchases by the institution that had sold us the loans. Our allowance for credit losses for mortgage loans collectively evaluated for impairment totaled $1.4 million and $0.9 million as of December 31, 2014 and 2013.
We individually evaluate our TDRs for impairment when determining our allowance for credit losses and generally remove the credit loss amount from the general allowance for credit losses and record it as a reduction to the carrying value of the impaired mortgage loan. Similarly, we adopted the charge-off requirements under FHFA regulations beginning January 1, 2015, for adversely-classified loans. Under this regulation, adversely-classified loans are individually evaluated for impairment and credit losses previously provided for in our general allowance for credit losses are removed and recorded as a reduction to the carrying value of the impaired mortgage loan. We anticipate that the change in accounting methodology resulting from initial adoption of this new regulation will substantially reduce the balance of our current allowance for credit losses. See Note 3 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on the provisions of this new regulation.
A mortgage loan is reported as a TDR when: (1) we grant concessions that we would not otherwise consider, for legal or economic reasons, and the concession is accepted by the borrower, or (2) when a mortgage loan is discharged in a bankruptcy proceeding and not reaffirmed by the borrower. As of December 31, 2014 and 2013, the recorded investment in mortgage loans classified as TDRs was $17.9 million and $12.6 million.
Our credit exposure on conventional mortgage loans is offset, in part, by credit enhancements including PMI and the PFI's LRA. The following table summarizes by PMI provider, credit ratings, and outlooks, as well as the unpaid principal balance and maximum coverage outstanding, related to our seriously delinquent mortgage loans with PMI as of December 31, 2014.

	As of December 31, 2014
			Seriously Delinquent Mortgage Loans with PMI
	Credit Rating (1)	Credit Rating Outlook (1)	Unpaid Principal Balance (2)	Maximum Coverage Outstanding (3)
(in thousands)
Mortgage Guaranty Insurance Corporation	Ba3	Stable	$327	$15
Genworth Mortgage Insurance	BB-	Positive	377	—
United Guaranty Residential Mortgage	Baa1	Stable	125	7
Republic Mortgage Insurance (4)	Baa3	Stable	240	—
PMI Mortgage Insurance Co. (5)	NR	—	750	11
Radian Guaranty	BB-	Positive	386	11
Total			$2,205	$44

(1)	Represents the lowest credit rating and outlook of S&P, Moody's, or Fitch stated in terms of the S&P equivalent, as of December 31, 2014.
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
The following table represents the geographic concentration of our conventional mortgage loans held for portfolio as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
(in percentages)
California	28.2	28.5
Illinois	10.9	10.7
New York	6.9	6.7
Florida	5.6	5.5
Michigan	5.3	5.6
All other	43.1	43.0
Total	100.0	100.0
See Notes 8 and 9 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on our mortgage loan portfolio.
Derivative Assets and Liabilities
We use derivatives to hedge advances, consolidated obligations, and certain AFS investments, and to manage the overall market risk of our statements of condition. The principal derivatives we use are interest-rate exchange agreements, including swaps, caps, floors, and swaptions. We transact our derivatives with large banks and major broker-dealers, and some of these banks and broker-dealers or their affiliates buy, sell, and distribute FHLBank consolidated obligations. We enter into derivative transactions with highly regulated financial institutions or broker-dealers (bilateral derivatives) or, for cleared derivatives, with an executing broker and cleared through a clearing member that is a member of a clearinghouse. We are not a derivatives dealer and do not trade derivatives for profit.
We classify our interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and cash collateral by counterparty under qualifying netting arrangements. Subject to a netting arrangement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair values of derivatives are recorded directly through earnings. As of December 31, 2014 and 2013, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $46.3 million and $54.5 million and derivative liabilities of $76.7 million and $51.6 million. The changes in these balances reflect the effect of interest-rate movements on the fair value of our derivatives, expirations and terminations of certain outstanding interest-rate exchange agreements, and our entry into new agreements during 2014.
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

•
As economic hedges to manage risks in a group of assets or liabilities. For example, we purchase interest-rate caps as insurance for our consolidated obligations to protect against rising interest rates. As interest rates rise, the cost of issuing consolidated obligations increases. When interest rates rise above a pre-defined rate, we will begin to receive payments from the counterparty to our interest-rate cap, thereby capping the effective cost of issuing the consolidated obligations.

The following table summarizes the notional amounts and fair values of our derivatives by hedging relationship, including the effect of qualifying netting arrangements and cash collateral, as of December 31, 2014 and 2013. Changes in the notional amounts of derivatives generally reflect changes in our use of such instruments to reduce our interest-rate risk and lower our cost of funds.

	As of December 31, 2014		As of December 31, 2013
	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest
(in thousands)
Advances:
Fair value	$4,218,225	$(91,946)	$4,146,114	$(106,409)
Investments:
Fair value	2,975,041	(94,917)	2,857,277	67,350
Consolidated obligation bonds:
Fair value	11,386,109	22,699	12,315,990	(16,094)
Non-qualifying economic hedges	1,500,000	(28)	530,000	(77)
Total	12,886,109	22,671	12,845,990	(16,171)
Consolidated obligation discount notes:
Fair value	249,876	4	1,499,344	76
Non-qualifying economic hedges	499,753	5	999,583	57
Total	749,629	9	2,498,927	133
Balance sheet:
Non-qualifying economic hedges	375,000	305	400,000	3,399
Offsetting positions:
Offsetting	472,760	(32)	450,000	—
Total notional and fair value	$21,676,764	(163,910)	$23,198,308	(51,698)
Accrued interest at period end		753		8,658
Cash collateral posted to counterparty - assets		132,699		67,846
Cash collateral received from counterparty - liabilities		—		(21,895)
Net derivative balance		$(30,458)		$2,911

Net derivative asset balance		$46,254		$54,494
Net derivative liability balance		(76,712)		(51,583)
Net derivative balance		$(30,458)		$2,911

The following table details our hedging activities by accounting designation and type of risk being hedged as of December 31, 2014 and 2013.

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation (1)	Notional Amount of Derivatives as of December 31, 2014	Notional Amount of Derivatives as of December 31, 2013
(in thousands)
Advances (2):
Pay fixed, receive variable interest-rate swap (without options) (3)	Converts the advance's fixed interest rate to a variable interest-rate index.	Fair Value	$2,835,399	$2,608,598
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance's fixed interest rate to a variable interest-rate index and offsets option risk in the advance.	Fair Value	1,372,826	1,527,516
Interest-rate cap, floor, or collar	Offsets the interest-rate cap, floor, or collar embedded in a variable interest-rate advance.	Fair Value	10,000	10,000
Total advance hedges			4,218,225	4,146,114
AFS securities (4):
Pay fixed, receive variable interest-rate swap	Converts the AFS securities' fixed interest rate to a variable interest-rate index.	Fair Value	2,975,041	2,857,277
Consolidated obligation bonds (4):
Pay variable, receive fixed interest-rate swap (without options)	Converts the bond's fixed interest rate to a variable interest-rate index.	Fair Value	3,355,259	6,248,140
Pay variable, receive fixed interest-rate swap (without options)	Converts the bond's fixed interest rate to a variable interest-rate index. Fair value option elected on bond.	Economic	1,500,000	500,000
Pay variable, receive fixed interest-rate swap (with options)	Converts the bond's fixed interest rate to a variable interest-rate index and offsets option risk in the bond.	Fair Value	8,030,850	6,067,850
Pay variable, receive variable basis swap (with options)	Reduces interest-rate sensitivity and repricing gaps by converting the bond's variable rate to a different variable-rate index.	Economic	—	30,000
Total consolidated obligation bond hedges			12,886,109	12,845,990
Consolidated obligation discount notes (5):
Pay variable, receive fixed interest-rate swap	Converts the discount note's fixed interest rate to a variable interest-rate index.	Fair Value	249,876	1,499,344
Pay variable, receive fixed interest-rate swap	Converts the discount note's fixed interest rate to a variable interest-rate index. Fair value option elected on the discount note.	Economic	499,753	999,583
Total consolidated obligation discount note hedges			749,629	2,498,927
Balance sheet:
Interest rate swaption	Protects against changes in income of certain assets or liabilities due to changes in interest rates.	Economic	375,000	400,000
Offsetting:
Pay fixed, receive variable interest-rate swap and receive fixed, pay variable interest-rate swap	To offset the economic effect of other derivatives no longer designated in hedging transactions.	Economic	472,760	450,000
Total			$21,676,764	$23,198,308

(1)
The "fair value" designation represents hedging strategies for which qualifying hedge accounting is achieved. The "economic" designation represents hedging strategies for which qualifying hedge accounting is not achieved.

(2)	As of December 31, 2014 and 2013, the par value of advances outstanding was $10.2 billion and $10.8 billion.

(3)	Notional amount as of December 31, 2014, includes $5.0 million of derivatives designated in a hedge of a commitment to fund an additional advance.

(4)	As of December 31, 2014 and 2013, the amortized cost of AFS securities was $7.9 billion and $6.7 billion.

(5)	As of December 31, 2014 and 2013, the par value of the consolidated obligation bonds outstanding was $16.7 billion and $17.3 billion.

(6)	Notional amounts as of December 31, 2014 and 2013, include $15.0 million and $65.0 million of derivatives designated in hedges of unsettled consolidated obligation bonds.

(7)	As of December 31, 2014 and 2013, the par value of the consolidated obligation discount notes outstanding was $14.9 billion and $15.0 billion.

The total notional amount of derivatives hedging advances increased by $72.1 million, to $4.2 billion, as of December 31, 2014, from $4.1 billion as of December 31, 2013, due to a slight increase in the proportion of fixed interest-rate advances hedged during the period. The total notional amount of derivatives hedging consolidated obligation bonds and discount notes decreased by $1.7 billion, to $13.6 billion, from $15.3 billion as of December 31, 2013, primarily due to our increased use of lower-cost consolidated discount notes and short-term consolidated obligation bonds, a number of which were not hedged with derivatives.
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
Bilateral Derivatives
We are exposed to nonperformance by the counterparties to bilateral derivative agreements. We require netting arrangements to be in place for all bilateral counterparties. These arrangements include provisions for netting exposures across all transactions with that counterparty. The arrangements also contain collateral delivery thresholds requiring the counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit. The amount of net unsecured credit exposure that is permissible with respect to each bilateral counterparty depends on the counterparty's credit rating and the arrangement we have with that counterparty. The Seattle Bank does not anticipate any credit losses on its bilateral derivative agreements.
We define "maximum counterparty credit risk" on our derivatives to be the estimated cost of replacing derivatives in a net asset position if the counterparty defaults. For this calculation, we assume the related non-cash collateral, if any, has no value. In determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of December 31, 2014, our maximum counterparty credit risk, taking into consideration netting arrangements, was $18.5 million, including $5.7 million of net accrued interest receivable, and we held no cash collateral from our counterparties. As of December 31, 2013, our maximum counterparty credit risk, taking into consideration netting arrangements, was $30.6 million, including $7.2 million of net accrued interest receivable and we held $1.9 million cash collateral from our counterparties resulting in net credit risk exposures of $28.7 million. We also held $8.7 million and $16.6 million of securities collateral, consisting of U.S. Treasury and GSE securities, from our counterparties as of December 31, 2014 and 2013. We do not include the fair value of securities collateral in our derivative asset or liability balances on our statements of condition. Changes in maximum counterparty credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.
Certain of our bilateral derivative agreements include provisions that require us to maintain specified credit ratings from each of the major credit-rating agencies. If our rating were to fall below a specified credit rating, we would be in violation of these provisions, and the counterparties to our bilateral derivative agreements could request immediate and ongoing collateralization on derivatives in net liability positions or early termination of existing positions. The aggregate fair value of our bilateral derivative instruments with credit-risk contingent features that were in a liability position as of December 31, 2014 was $127.5 million, for which we posted cash collateral of $51.0 million in the normal course of business. If the Seattle Bank's standalone credit rating had been lowered by one rating level (i.e., from "AA" to "A"), as of December 31, 2014, we would have been required to deliver up to $45.3 million of additional collateral to our derivative counterparties.

The following tables present by credit rating, as applicable, the total notional and credit exposure to counterparties with which we had credit exposure (i.e., derivatives in a net asset position on our statements of condition) as of December 31, 2014 and 2013.

	As of December 31, 2014
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
(in thousands)
AA	$245,000	$137	$—	$137
A	3,915,455	18,391	8,699	9,692
Cleared derivatives *	6,281,789	27,726	—	27,726
Total	$10,442,244	$46,254	$8,699	$37,555

	As of December 31, 2013
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
(in thousands)
A	$6,127,013	$28,736	$16,632	$12,104
Cleared derivatives *	5,312,661	25,758	—	25,758
Total	$11,439,674	$54,494	$16,632	$37,862

*	Represents derivative transactions cleared with a clearinghouse. Exposure includes initial and variation margins, changes in fair value of cleared derivatives, and net interest receivable/payable.

The following table presents our derivative asset and liability positions by counterparty credit ratings, presented by the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's headquarters (or, as applicable, the domicile of its parent), as of December 31, 2014.

	As of December 31, 2014
	Notional Amount	AA	A	BBB	Cleared	Total
(in thousands)
Counterparties in net derivative asset positions:
Domestic	$9,889,244	$137	$18,116	$—	$27,726	$45,979
Total	9,889,244	137	18,116	—	27,726	45,979
U.S. branches and agency offices of foreign commercial banks
Switzerland	553,000	—	275	—		275
Total	553,000	—	275	—	—	275
Total counterparties in net derivative asset positions	$10,442,244	$137	$18,391	$—	$27,726	$46,254
Counterparties in net derivative liability positions:
Domestic	$5,776,163	$—	$21,883	$3,002	$—	$24,885
U.S. subsidiaries of foreign commercial banks	279,930	—	26,642	—	—	26,642
Total	6,056,093	—	48,525	3,002	—	51,527
U.S. branches and agency offices of foreign commercial banks
United Kingdom	649,200	—	1,534	—		1,534
Germany	2,030,807	—	19,275	—	—	19,275
France	2,498,420	—	4,376	—	—	4,376
Total	5,178,427	—	25,185	—	—	25,185
Total counterparties in net derivative liability positions	$11,234,520	$—	$73,710	$3,002	$—	$76,712
Total notional	$21,676,764
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
The following table summarizes the carrying value of our consolidated obligations by type as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands)
Discount notes	$14,940,178	$14,989,009
Bonds	16,850,429	17,413,887
Total	$31,790,607	$32,402,896
Our outstanding consolidated obligation discount notes remained stable with a par amount of $14.9 billion as of December 31, 2014, compared to a par amount of $15.0 billion as of December 31, 2013. Outstanding consolidated obligation bonds decreased by 3.4% to a par amount of $16.7 billion as of December 31, 2014, from a par amount of $17.3 billion as of December 31, 2013. The overall decline in the level of outstanding consolidated obligations as of year end 2014 from prior year end is due to decreased funding needs resulting from reduced advance demand in 2014.
The following table summarizes the outstanding balances, weighted-average interest rates, and highest outstanding monthly ending balance on our short-term debt (i.e., consolidated obligations with original maturities of one year or less from issuance date) as of and for the years ended December 31, 2014 and 2013.

	As of and for the Years Ended
	December 31, 2014		December 31, 2013
	Consolidated Obligations		Consolidated Obligations
	Discount Notes	Bonds with Original Maturities of One Year or Less	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$14,941,527	$2,730,000	$14,990,400	$4,440,000
Weighted-average interest rate as of period end	0.07%	0.14%	0.08%	0.14%
Daily average outstanding for the period (par)	$15,725,012	$3,078,562	$16,832,830	$3,421,339
Weighted-average interest rate for the period	0.06%	0.12%	0.07%	0.15%
Highest outstanding balance at any month-end for the period	$17,221,112	$5,190,000	$21,095,990	$5,190,000

The following table summarizes our consolidated obligation bonds by interest-rate type as of December 31, 2014 and 2013.

	As of December 31, 2014		As of December 31, 2013
	Par Value	Percentage of Total Par Value	Par Value	Percentage of Total Par Value
(in thousands, except percentages)
Fixed	$14,988,420	89.5	$14,456,920	83.4
Step-up *	1,382,200	8.3	1,714,200	9.9
Variable	175,000	1.0	925,000	5.3
Capped variable	200,000	1.2	200,000	1.2
Range	—	—	30,000	0.2
Total par value	$16,745,620	100.0	$17,326,120	100.0

*	The interest rates on step-up consolidated obligation bonds are fixed rates that increase at contractually specified dates.
Fixed interest-rate consolidated obligation bonds increased by $531.5 million, to $15.0 billion, as of December 31, 2014, from December 31, 2013, due to our shift to the use of shorter-term consolidated obligation bonds from consolidated obligation discount notes during 2014. Our fixed interest-rate callable consolidated obligation bonds (included in the fixed interest-rate consolidated obligation bonds) outstanding increased by $2.3 billion, to $6.6 billion, as of December 31, 2014, compared to December 31, 2013. Callable fixed-rate consolidated obligation bonds as a percentage of total consolidated obligation bonds significantly increased as of December 31, 2014, to 39.4%, compared to 24.8% as of December 31, 2013, reflecting the favorable cost of structured funding.
Step-up and range consolidated obligation bonds also generally contain provisions enabling us to call the bonds at our option on the step-up dates. The decrease in step-up and range consolidated obligation bonds outstanding as of December 31, 2014, from December 31, 2013, was due to an increase in the number of step-up and range consolidated obligation bonds called during 2014, that were replaced with other types of debt in order to reduce our cost of funds.
The following table summarizes our outstanding consolidated obligation bonds by year of remaining contractual term-to-maturity as of December 31, 2014 and 2013.

	As of December 31, 2014		As of December 31, 2013
	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$6,209,660	0.37	$6,001,500	1.05
Due after one year through two years	2,813,500	1.04	1,584,660	0.92
Due after two years through three years	2,558,000	1.34	2,318,500	1.03
Due after three years through four years	1,524,650	1.90	1,565,000	1.59
Due after four years through five years	1,958,245	2.83	2,036,650	1.72
Thereafter	1,681,565	3.11	3,819,810	2.90
Total par value	16,745,620	1.33	17,326,120	1.57
Premiums	5,273		3,846
Discounts	(8,222)		(8,940)
Hedging adjustments	107,787		92,841
Fair value option valuation adjustments	(29)		20
Total	$16,850,429		$17,413,887
The weighted-average interest rate on our consolidated obligation bonds decreased to 1.3% as of December 31, 2014, from 1.6% as of December 31, 2013, primarily due to the use of shorter-term bonds with more favorable interest rates and the maturity of a number of higher coupon bonds during the period.

Other Funding Sources
Member deposits are a source of funds for the Seattle Bank that offers our members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us and, as a result, these balances fluctuate. Deposits increased slightly by $661,000, to $410.8 million as of December 31, 2014, compared to $410.1 million as of December 31, 2013. Demand deposits comprised the largest percentage of deposits, representing 68.3% and 68.2% of deposits as of December 31, 2014 and 2013. Deposit levels and types of deposits generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.
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
Capital Resources
Our total capital increased by $67.7 million, to $1.2 billion, as of December 31, 2014, from December 31, 2013, primarily due to improvements in the fair values of our AFS investments recorded in AOCI, including PLMBS previously determined to be other-than-temporarily impaired, and our 2014 net income, partially offset by transfers of capital stock to MRCS.
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A (which we no longer issue) and Class B. All of our capital stock is issued, redeemed, repurchased, and transferred between members at $100 per share. Pursuant to our capital plan, Class B capital stock may be used to satisfy both the membership stock purchase and activity stock purchase requirements, while Class A capital stock may be used to satisfy only the activity stock purchase requirement. Class A capital stock has a six-month statutory redemption period, and Class B capital stock has a five-year statutory redemption period. The following table details our outstanding capital stock as of December 31, 2014 and 2013.

	As of December 31, 2014		As of December 31, 2013
	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Capital stock classified within equity on the statements of condition	$33,196	$824,887	$45,241	$877,736
Capital stock classified as MRCS within liabilities on the statements of condition	49,225	1,405,248	66,821	1,680,869
Total capital stock	$82,421	$2,230,135	$112,062	$2,558,605
See Note 14 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" of this report for additional information on our capital stock, including membership stock purchase and activity stock purchase requirements and the requirements for utilization of our excess stock pool.
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
The Amended Consent Arrangement requires that we request and obtain prior FHFA non-objection for repurchases and redemptions of capital stock and prescribes the contents of the requests. Under this authority, in 2014, we repurchased $394.6 million, including repurchases of $95.0 million and redemptions of $299.6 million, of excess capital stock. Since implementing the programs, we have repurchased a total of $539.3 million of excess capital stock. In addition, we also repurchased $4.4 million, including $2.3 million in 2014, of excess Class B capital stock that had been purchased by members on or after October 27, 2010 for activity purposes (which type of repurchase we are authorized to make without regard to amount).
In addition, in February 2015, following FHFA non-objection, we announced that we will repurchase up to $100 million of excess capital stock during first quarter 2015. We will repurchase, on a pro-rata basis, up to $25 million of excess capital stock from across our shareholder base and redeem up to $75 million of excess capital stock on which the redemption waiting period has been satisfied. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—The Merger" for further information on potential actions and transactions associated with our capital stock that we may undertake or may otherwise result due to the Merger.
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
The following table presents the amount of MRCS by year of scheduled redemption as of December 31, 2014. The year of redemption in the table reflects the end of the six-month or five-year contractual redemption periods.

	As of December 31, 2014
	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$4,919	$20,443
One year through two years	—	24,439
Two years through three years	—	5,097
Three years through four years	—	554,370
Four years through five years	—	88,442
Past contractual redemption date due to remaining activity (1)	243	33,488
Past contractual redemption date due to regulatory action (2)	44,063	678,969
Total	$49,225	$1,405,248

(1)	Represents MRCS that is past the end of the contractual redemption period due to related outstanding activity. Dates assume payments of advances and mortgage loans at final maturity.
(2)	Represents MRCS that is past the end of the contractual redemption period because of FHFA restrictions limiting our ability to redeem capital stock.
The number of shareholders with MRCS decreased to 77 as of December 31, 2014, from 80 as of December 31, 2013. The Class B capital stock in the table above includes $505.4 million and $548.2 million in Class B capital stock held by nonmembers JPMorgan Chase Bank, N.A. and BANA.
Dividends
Generally under our capital plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings, unless otherwise prohibited. Under the provisions of the Amended Consent Arrangement, we must obtain written non-objection from the FHFA prior to paying dividends on our capital stock. Beginning in the third quarter of 2013, with FHFA non-objection, we have paid a quarterly dividend of $0.025 per share on outstanding Class A and B capital stock based on average capital stock outstanding during the applicable preceding quarter. Total dividends paid since the third quarter of 2013 totaled $4.0 million, of which $1.4 million was recorded as dividends on capital stock and $2.6 million was recorded as interest expense on MRCS on our statements of income.
In addition, our Board declared a $0.025 per share cash dividend, based on fourth quarter 2014 net income. With FHFA non-objection, the dividend was paid on February 23, 2015 and totaled $598,000, of which $215,000 was recorded as dividends on capital stock and $383,000 was recorded as interest expense on MRCS.

See "—Capital Classification" and "—Consent Arrangements" below, "Part I. Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends," and Note 14 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on dividends and dividend restrictions.
Retained Earnings
We reported retained earnings of $346.4 million as of December 31, 2014, an increase of $59.3 million, from $287.1 million, as of December 31, 2013, with the increase primarily due to our net income for the year ended December 31, 2014, partially offset by our dividend payments made in 2014.
In accordance with the Capital Agreement, during 2014, we allocated $12.0 million of our net income to restricted retained earnings and $48.2 million to unrestricted retained earnings. As of December 31, 2014, our restricted retained earnings balance totaled $62.9 million. See Note 14 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report for additional detail relating to the Capital Agreement.
Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income improved to $1.6 million as of December 31, 2014, from a loss of $71.8 million as of December 31, 2013, primarily due to improvements in market prices of our AFS investments, including those previously determined to be other-than-temporarily impaired. AOCI was also impacted by non-credit OTTI accretion on HTM securities and, to a lesser extent, pension benefits. See Statements of Comprehensive Income and Note 14 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report for additional detail relating to AOCI for the years ended December 31, 2014, 2013, and 2012.
Statutory Capital Requirements
We are subject to three capital requirements under our capital plan and FHFA rules and regulations: risk-based capital, regulatory capital-to-assets ratio, and leverage capital-to-assets ratio. We complied with all of these capital requirements as of December 31, 2014 and 2013.

•
Risk-based capital. We must maintain at all times permanent capital, defined as Class B capital stock (including Class B MRCS) and retained earnings as defined according to GAAP, in an amount at least equal to the sum of our credit risk, market risk, and operational risk capital requirements, all of which are calculated in accordance with the rules and regulations of the FHFA.

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

The FHFA may require us to maintain capital levels in excess of the regulatory minimums described above.

The following table shows our regulatory capital requirements compared to our actual capital position as of December 31, 2014 and 2013.

	As of December 31, 2014		As of December 31, 2013
	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,201,338	$2,576,510	$1,362,625	$2,845,695
Regulatory capital-to-assets ratio	4.00%	7.57%	4.00%	8.25%
Total regulatory capital *	$1,405,168	$2,658,931	$1,434,813	$2,957,757
Leverage capital-to-assets ratio	5.00%	11.24%	5.00%	12.21%
Leverage capital	$1,756,460	$3,947,186	$1,793,516	$4,380,605

*	Total regulatory capital includes MRCS and excludes AOCI.
The following table presents our permanent capital and risk-based capital requirements as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands)
Permanent capital:
Class B capital stock	$824,887	$877,736
Mandatorily redeemable Class B capital stock	1,405,248	1,680,869
Retained earnings	346,375	287,090
Permanent capital	2,576,510	2,845,695
Risk-based capital requirement:
Credit risk	861,528	905,892
Market risk	62,578	142,281
Operational risk	277,232	314,452
Risk-based capital requirement	1,201,338	1,362,625
Risk-based capital surplus	$1,375,172	$1,483,070
Our risk-based capital surplus has decreased by $107.9 million as of December 31, 2014, compared to December 31, 2013, primarily due to the $269.2 million reduction in our permanent capital balance resulting from our quarterly capital stock repurchases during 2014, partially offset by a decrease in our risk-based capital requirement and growth in our retained earnings. Our risk-based capital requirement decreased by $161.3 million as of December 31, 2014, compared to December 31, 2013, primarily due to the impact of decreases in the long-term interest rates in the scenario used to determine the market-risk requirement and a decrease in the credit-risk requirement, which was primarily due to the declining balance of our mortgage loan portfolio. Because the credit-risk charge against the conventional mortgage loans in our portfolio is 34% of unpaid principal, principal repayments on these loans have a significant favorable effect on the credit-risk component of the risk-based capital requirement.
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
If the Merger is not completed, we will continue to be subject to the Amended Consent Arrangement, which requires that:

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
The Amended Consent Arrangement will remain in effect until modified or terminated by the FHFA and does not prevent the FHFA from taking any other action affecting the Seattle Bank that, at the sole discretion of the FHFA, it deems appropriate in fulfilling its supervisory responsibilities. If the Merger is completed, the FHFA is expected to terminate the Amended Consent Arrangement.
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
Our primary sources of liquidity are the proceeds from new consolidated obligation issuances and from the liquidation of short-term investments. Our secondary sources of liquidity consist of other short-term borrowings, including federal funds purchased and securities sold under agreements to repurchase. Member deposits, capital, and proceeds from the liquidation of non-PLMBS securities classified as AFS are also liquidity sources. To ensure that adequate liquidity is available to meet our requirements, we monitor and forecast our future cash flows and anticipated member liquidity needs, and we adjust our funding and investment strategies accordingly. Our access to liquidity may be negatively affected by, among other things, changes in demand for FHLBank System debt or regulatory action that would limit debt issuances.
Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the U.S.; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgage loans, obligations, or other securities that are or ever have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which an FHLBank is located. We were in compliance with this requirement as of December 31, 2014 and 2013.
Deposit Reserve Requirement
The following table presents the components of the deposit reserve requirement as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands)
Total eligible deposit reserves	$9,039,842	$11,003,079
Less: Total member deposits	(410,773)	(410,112)
Excess deposit reserves	$8,629,069	$10,592,967

Operational Liquidity Requirement
FHFA regulation also requires us to establish a day-to-day operational liquidity policy, including a methodology for determining our operational liquidity needs and an enumeration of specific types of investments to be held for such liquidity purposes. Unlike contingency liquidity, operational liquidity includes ongoing access to the capital markets. We maintained operational liquidity in accordance with federal laws and regulations and policies established by our Board at all times to date in 2015 and during 2013 and 2014.
Contingency Liquidity Requirement
The contingency liquidity requirement is intended to ensure that we have sufficient sources of funding to meet our operational requirements when our access to the capital markets, including our ability to issue consolidated obligations, is impeded for a maximum of five business days due to, among other things, a market disruption, operations failure, or problem with the FHLBank Systems' credit quality. We have satisfied our contingency liquidity requirement if our contingent liquidity sources exceed or are equal to our contingent liquidity needs for a period of five consecutive business days. We met our contingency liquidity requirement at all times to date in 2015 and during 2013 and 2014.
The following table summarizes our liquidity reserves to protect against contingency liquidity risk as of December 31, 2014.

As of
December 31, 2014
(in thousands)
Total contingency liquidity reserves (1)	$18,630,000
Total requirement (2)	(4,480,000)
Excess contingency liquidity reserves	$14,150,000

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
In addition, our Board requires us to maintain a voluntary contingency liquidity operating threshold of 30 consecutive calendar days. This voluntary contingency liquidity operating threshold is forward-looking, and at all times, we have had ample liquidity to meet our obligations and member funding needs. We complied with all liquidity requirements and operating targets at all times to date in 2015 and during 2013 and 2014. See Note 14 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report for additional information on liquidity requirements.

Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of December 31, 2014.

	As of December 31, 2014
	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Contractual obligations:
Consolidated obligation bonds (at par) *	$6,209,660	$5,371,500	$3,482,895	$1,681,565	$16,745,620
MRCS	782,125	29,536	642,812	—	1,454,473
Total contractual obligations	$6,991,785	$5,401,036	$4,125,707	$1,681,565	$18,200,093
Other commitments:
Standby letters of credit	$425,353	$3,163	$—	$—	$428,516
Unused lines of credit and other commitments	—	6,000	—	—	6,000
Commitments to fund additional advances	5,000	—	—	—	5,000
Total other commitments	$430,353	$9,163	$—	$—	$439,516

*	Does not include interest payments on consolidated obligation bonds and is based on remaining contractual term-to-maturity; the actual timing of payments could be affected by redemptions.
In addition, as of December 31, 2014, we had unsettled agreements to issue $15.0 million in consolidated obligation bonds, all of which were hedged with interest-rate exchange agreements.
Due to recent amendments to our lease agreements in 2015, substantially all of our current property leases terminate on December 31, 2015. Based on the revised lease terms, our operating lease contractual obligation for 2015 is $2.9 million. See "Part I. Item 2. Properties" in this report for further information regarding our lease agreements.

Results of Operations for the Years Ended December 31, 2014, 2013, and 2012
The following table presents comparative highlights of our net income for the years ended December 31, 2014, 2013, and 2012. See further discussion of these items in the sections that follow.

	For the Years Ended December 31,
	2014	2013	Percentage Increase/(Decrease)	2012	Percentage Increase/(Decrease)
Net interest income	$146,860	$137,334	6.9	$122,992	11.7
Provision (benefit) for credit losses	584	(1,149)	150.8	(2,893)	(60.3)
Net interest income after provision (benefit) for credit losses	146,276	138,483	5.6	125,885	10.0
Other income	1,078	9,804	(89.0)	24,241	(59.6)
Other expense	80,288	79,914	0.5	71,471	11.8
Assessments	6,877	6,927	(0.7)	7,866	(11.9)
Net income	$60,189	$61,446	(2.0)	$70,789	(13.2)
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
The sum of our net interest-rate spread and our earnings from capital, when expressed as a percentage of the average balance of interest-earning assets, equals our net interest margin. When we evaluate our net interest income and net interest margin, we exclude the benefit (provision) for credit losses as this amount is not a component of net interest spread or earnings on capital.
The following table summarizes the average rates of various interest-rate indices that impacted our interest-earning assets and interest-bearing liabilities in 2014, 2013, and 2012 and such indices' ending rates as of December 31, 2014, 2013, and 2012.

	Average Rate			Ending Rate
	For the Years Ended December 31,			As of December 31,
Market Instrument	2014	2013	2012	2014	2013	2012
(in percentages)
Federal funds effective rate	0.09	0.11	0.14	0.06	0.07	0.09
3-month Treasury bill	0.02	0.05	0.08	0.04	0.07	0.04
1-month LIBOR	0.16	0.19	0.24	0.17	0.17	0.21
3-month LIBOR	0.23	0.27	0.43	0.26	0.25	0.31
2-year U.S. Treasury note	0.45	0.30	0.27	0.66	0.38	0.25
5-year U.S. Treasury note	1.63	1.16	0.75	1.65	1.74	0.72
10-year U.S. Treasury note	2.53	2.33	1.78	2.17	3.03	1.76

The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2014, 2013, and 2012. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$10,169,520	$68,120	0.67	$10,374,597	$75,425	0.73	$9,537,115	$97,311	1.02
Mortgage loans	723,458	38,881	5.37	916,176	48,450	5.29	1,203,265	62,569	5.20
Investments *	25,478,553	169,845	0.67	25,535,803	157,853	0.62	25,874,638	156,379	0.60
Other interest-earning assets	77,705	51	0.07	67,130	79	0.08	52,508	76	0.15
Total interest-earning assets	36,449,236	276,897	0.76	36,893,706	281,807	0.76	36,667,526	316,335	0.86
Other assets	129,916			75,927			(225,644)
Total assets	$36,579,152			$36,969,633			$36,441,882
Interest-bearing liabilities:
Consolidated obligations	$32,989,320	128,212	0.39	$33,187,192	143,429	0.43	$33,024,431	193,203	0.59
Deposits	408,095	127	0.03	446,032	146	0.03	400,737	140	0.04
Mandatorily redeemable capital stock	1,639,449	1,698	0.10	1,637,840	898	0.05	1,118,433	—	—
Other borrowings	123	—	0.09	156	—	0.11	148	—	0.21
Total interest-bearing liabilities	35,036,987	130,037	0.37	35,271,220	144,473	0.41	34,543,749	193,343	0.56
Other liabilities	338,521			479,392			477,944
Capital	1,203,644			1,219,021			1,420,189
Total liabilities and capital	$36,579,152			$36,969,633			$36,441,882
Net interest income		$146,860			$137,334			$122,992

Interest-rate spread		$136,131	0.39		$124,941	0.35		$104,670	0.30
Earnings from capital		10,729	0.01		12,393	0.02		18,322	0.04
Net interest margin		$146,860	0.40		$137,334	0.37		$122,992	0.34

*
Investments include securities purchased under agreements to resell, federal funds sold, and HTM and AFS securities. The average balances of HTM and AFS securities are reflected at amortized cost; therefore, the resulting yields do not include changes in fair value or the non-credit component of a previously recognized OTTI charge reflected in AOCI.

For the years ended December 31, 2014 and 2013, our average assets decreased by $390.5 million and increased by $527.8 million, to $36.6 billion and $37.0 billion, compared to the previous periods. Average advances decreased by $205.1 million and increased by $837.5 million for the years ended December 31, 2014 and 2013, compared to the previous periods, primarily due to new advance activity in the first half of 2013 and the maturity of $750.0 million in BANA advances in March 2014. Average mortgage loans declined in both 2014 and 2013 as remaining mortgage loans in the portfolio continued to pay down. Average investments declined slightly in both 2014 and 2013.
For the years ended December 31, 2014 and 2013, compared to the previous periods, the average yields on our interest-earning assets were flat and decreased by 10 basis points, while the average cost of our interest-bearing liabilities decreased by 4 and 15 basis points. These changes drove increases in our interest-rate spread of 4 basis points, to 39 basis points, for the year ended December 31, 2014, compared to 2013, and 5 basis points, to 35 basis points, for the year ended December 31, 2013, compared to 2012.
Earnings from capital declined by $1.7 million and $5.9 million for the years ended December 31, 2014 and 2013, compared to the previous periods, primarily due to our repurchases of capital stock since September 2012, which reduced the average amount of capital available for investment.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the years ended December 31, 2014 and 2013, compared to the previous periods.

	For the Years Ended December 31,			For the Years Ended December 31,
	2014 vs. 2013 Increase (Decrease)			2013 vs. 2012 Increase (Decrease)
	Volume *	Rate *	Total	Volume *	Rate *	Total
(in thousands)
Interest income:
Advances	$(1,467)	$(5,838)	$(7,305)	$7,970	$(29,856)	$(21,886)
Investments	(355)	12,347	11,992	(2,065)	3,561	1,496
Mortgage loans	(10,345)	776	(9,569)	(15,165)	1,046	(14,119)
Other loans	11	(39)	(28)	17	(36)	(19)
Total interest income	(12,156)	7,246	(4,910)	(9,243)	(25,285)	(34,528)
Interest expense:
Consolidated obligations	(850)	(14,367)	(15,217)	947	(50,721)	(49,774)
Deposits	(12)	(7)	(19)	15	(9)	6
Mandatorily redeemable capital stock	1	799	800	—	898	898
Total interest expense	(861)	(13,575)	(14,436)	962	(49,832)	(48,870)
Change in net interest income excluding provision (benefit) for credit losses	$(11,295)	$20,821	$9,526	$(10,205)	$24,547	$14,342

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense decreased for the years ended December 31, 2014 and 2013, compared to the previous years. In 2014, these declines were primarily due to lower average interest rates on advances and consolidated obligations and decreases in average balances of advances and mortgage loans, which were primarily impacted by maturities and pay downs; these decreases were partially offset by increases in the average yields on investments. In 2013, the declines were primarily due to significantly lower average interest rates on the bank's consolidated obligations and advances and decreases in average balances of mortgage loans and investments, partially offset by increases in average balance of advances and from increases in average yields on investments and mortgage loans. These changes are discussed in more detail below.

Interest Income
The following table presents the components of our interest income by category of interest-earning asset and the year-over-year percentage change in each category for the years ended December 31, 2014, 2013, and 2012.

	For the Years Ended December 31,
	2014	2013	Percentage Increase/ (Decrease)	2012	Percentage Increase/ (Decrease)
(in thousands, except percentages)
Advances	$65,320	$69,520	(6.0)	$82,904	(16.1)
Prepayment fees on advances, net	2,800	5,905	(52.6)	14,407	(59.0)
Subtotal	68,120	75,425	(9.7)	97,311	(22.5)
Investments	169,845	157,853	7.6	156,379	0.9
Mortgage loans	38,881	48,450	(19.8)	62,569	(22.6)
Interest-bearing deposits and other	51	79	(35.4)	76	3.9
Total interest income	$276,897	$281,807	(1.7)	$316,335	(10.9)
Interest income decreased for the years ended December 31, 2014 and 2013, primarily due to significant decreases in yields earned on average advances, including lower prepayment fees, and lower average balances of mortgage loans and investments, partially offset by increases in the average yields on investments and mortgage loans.
Advances
Interest income from advances, excluding prepayment fees on advances, decreased 6.0% and 16.1%, primarily due to decreases in average yields on advances for the years ended December 31, 2014 and 2013, compared to the previous periods, and for 2014, a decline in our average advance balance. Average advances decreased by $205.1 million, or 2.0%, to $10.2 billion, for the year ended December 31, 2014, due to the effect of advance activity in early 2013 from former member Bank of America Oregon, N.A. and then the maturity of advances with BANA in the first quarter of 2014. Average advances increased by $837.5 million, or 8.8%, to $10.4 billion for the year ended December 31, 2013, compared to the previous period, primarily due to the borrowings by Bank of America Oregon, N.A. in early 2013.
The average yield on advances, including prepayment fees on advances, decreased by 6 and 29 basis points, to 0.67% and 0.73%, for the years ended December 31, 2014 and 2013, compared to the previous periods. The yields on advances for the years ended December 31, 2014 and 2013 were impacted by significant decreases in prepayment fees on advances. Excluding prepayment fees, the average yield on advances for the years ended December 31, 2014, 2013, and 2012 was 0.64%, 0.67%, and 0.87%.
Prepayment Fees on Advances
For the years ended December 31, 2014, 2013, and 2012, we recorded net prepayment fee income of $2.8 million, $5.9 million, and $14.4 million, primarily resulting from fees charged to borrowers that prepaid advances totaling $249.7 million, $305.4 million, and $845.1 million. Prepayment fees on hedged advances were partially offset by the cost of terminating interest-rate exchange agreements hedging those advances. See Note 7 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional detail on gross and net prepayment fees.
Investments
Interest income from investments, which includes short-term investments and AFS and HTM investments, increased by 7.6% and 0.9% for the years ended December 31, 2014 and 2013, compared to the previous periods. Average investments decreased by $57.3 million and $338.8 million for the years ended December 31, 2014 and 2013, compared to the previous periods. However, the average yields on our investments increased by 5 and 2 basis points, to 0.67% and 0.62%, for the years ended December 31, 2014 and 2013, compared to the previous periods. The increased yields were primarily due to the accretion of previously recorded OTTI credit losses attributable to increased yields on previously impaired PLMBS with significant increases in expected cash flows, which totaled $27.6 million, $21.3 million, and $14.6 million for the years ended December 31, 2014, 2013, and 2012. Further, interest income on investments was favorably impacted during 2014 by a shift in our investments portfolio to higher yielding AFS and HTM investments. In 2013, investment interest income benefited from a significant reduction in premium amortization due to the maturity of certain of our AFS securities with high premiums.

As part of our quarterly OTTI assessment, we analyze the expected cash flows of previously impaired PLMBS securities with no additional OTTI credit losses. If there is a significant increase in the expected cash flows of such a security, we adjust the yield on the security on a prospective basis. This adjusted yield is used to calculate the amount to be recognized into interest income over the remaining life of the PLMBS in order to match the amount and timing of future cash flows expected to be collected. As shown in the table below, we have adjusted a number of securities' yields in order to recognize the effect of favorable expected future cash flows and this recovery has become a material component in our investment income in recent periods. As of December 31, 2014, the amortized cost of our PLMBS includes $349.0 million of OTTI credit losses. Of this amount, as of December 31, 2014, unaccreted discounts of $129.4 million will be accreted back to investment interest income on a level-yield basis due to adjustments to yields resulting from significant improvements in the expected cash flows of these securities.
The following table presents the components of our investment interest income, at a summary level for our non-MBS investments and in more detail for our MBS investments, for the years ended December 31, 2014, 2013, and 2012.

	For the Years Ended December 31,
	2014	2013	2012
(in thousands, except percentages)
Non-MBS	$58,457	$46,732	$38,347
MBS:
GSE and other U.S. agency	68,808	69,887	74,767
Residential PLMBS:
Coupon and purchase premium amortization/discount accretion	16,570	21,663	30,723
Net OTTI credit losses accreted during the period *	26,010	19,571	12,542
Total Residential PLMBS	42,580	41,234	43,265
Total MBS	111,388	111,121	118,032
Total investment interest income	$169,845	$157,853	$156,379

*
Net OTTI credit losses accreted during the period includes accretion related to increases in yields due to significantly improved expected cash flows and OTTI credit loss present-value accretion of $1.5 million, $1.7 million, and $2.1 million for the years ended December 31, 2014, 2013, and 2012.

Mortgage Loans
Interest income from mortgage loans held for portfolio decreased by 19.8% and 22.6% for the years ended December 31, 2014 and 2013, compared to the previous years. The decreases were primarily due to the effect of continuing repayments of principal on the average balance of mortgage loans held for portfolio. The average balances of our mortgage loans held for portfolio decreased by $192.7 million and $287.1 million, to $723.5 million and $916.2 million, for the years ended December 31, 2014 and 2013, compared to the previous years. The yield on our mortgage loans held for portfolio increased by 8 and 9 basis points, to 5.37% and 5.29%, for the years ended December 31, 2014 and 2013, compared to the previous years, primarily due to the recognition of interest resulting from improvements in performance of loans previously placed in non-accrual status and, in 2013, recognition of unamortized discounts due to mortgage loan repayments.
We conduct a loss reserve analysis of our conventional mortgage loan portfolio on a quarterly basis. As a result of our fourth quarter 2014 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses were not sufficient to absorb the expected credit losses on our mortgage loan portfolio. Accordingly, we recorded a provision for credit losses in the fourth quarter, resulting in a total provision for credit losses of $584,000 for the year ended December 31, 2014. We recorded benefits for credit losses of $1.1 million and $2.9 million for the years ended December 31, 2013 and 2012, due to more favorable estimates of future credit losses which were primarily related to improvements in housing prices and, in 2012, a $1.5 million favorable impact from mortgage loan repurchases by the institution that had sold us those loans.

Interest Expense
The following table presents the components of our interest expense by category of interest-bearing liability and the year-over-year percentage change in each category for the years ended December 31, 2014, 2013, and 2012.

	For the Years Ended December 31,
	2014	2013	Percentage Increase/ (Decrease)	2012	Percentage Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligation discount notes	$9,447	$11,928	(20.8)	$16,364	(27.1)
Consolidated obligation bonds	118,765	131,501	(9.7)	176,839	(25.6)
Total consolidated obligations	128,212	143,429	(10.6)	193,203	(25.8)
Deposits	127	146	(13.0)	140	4.3
Mandatorily redeemable capital stock	1,698	898	89.1	—	N/A
Total interest expense	$130,037	$144,473	(10.0)	$193,343	(25.3)
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
Interest expense on consolidated obligations decreased by 10.6% and 25.8% for the years ended December 31, 2014 and 2013, compared to the previous periods, primarily due to lower cost of funds for the years ended December 31, 2014 and 2013. The average cost of funds on these obligations decreased by 4 and 16 basis points during 2014 and 2013. The decline in cost of funds during 2014 was less significant than in 2013, as the mix of different types of consolidated obligations and overall interest rates remained relatively stable. The decline in average cost of funds during 2013 was attributed to our shift to the use of short-term consolidated obligation bonds hedged with interest rate swaps, reflecting the favorable cost of this structured funding compared to consolidated obligation discount notes of similar maturities during this period.
Deposits
Interest expense on deposits decreased by 13.0% and increased by 4.3%, to $127,000 and $146,000, for the years ended December 31, 2014 and 2013, compared to the previous periods. The average balance of deposits decreased by $37.9 million and increased by $45.3 million, to $408.1 million and $446.0 million, for the years ended December 31, 2014 and 2013, compared to the previous periods. Deposit levels generally vary based on our members' liquidity levels and market conditions, as well as the interest rates we pay on our deposits.
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

The following tables present the effect of derivatives and hedging on net interest income, other income, and the total net effect of the use of derivatives and hedging on our net income, for the years ended December 31, 2014, 2013, and 2012.

	For the Years Ended December 31,
	2014	2013	2012
(in thousands)
Net interest income:
Amortization of hedging adjustments in net interest income	$17,873	$15,880	$24,236
Net interest settlements included in net interest income	(26,697)	18,341	(11,952)
Total effect on net interest income	(8,824)	34,221	12,284
Net gain (loss) on derivatives and hedging activities:
Gain on fair value hedges	2,907	887	36,865
Gain (loss) on derivatives not receiving hedge accounting	1,304	3,887	(26)
Total net gain on derivatives and hedging activities	4,211	4,774	36,839
Net loss on financial instruments held at fair value under fair value option *	(239)	(1,105)	(485)
Net effect of derivatives and hedging activities on net income	$(4,852)	$37,890	$48,638

*
Financial instruments held at fair value under fair value option are typically hedged with derivatives not designated in a qualifying hedge relationship. The gain (loss) on these derivatives is included in gain (loss) on derivatives not receiving hedge accounting.

The total effect on net interest income from derivatives activity primarily reflects the net effects of: (1) converting fixed interest-rate advances to variable interest-rate advances, (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates, and (3) converting fixed interest-rate AFS investments to variable interest-rate instruments. In addition, the net gain on derivatives and hedging activities in 2012 includes the effect of the interest-rate swaps hedging certain of our AFS securities (as discussed further below). See Note 10 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for detailed income and expense impacts by hedged item type for the years ended December 31, 2014, 2013, and 2012, "—Financial Condition as of December 31, 2014 and 2013—Derivative Assets and Liabilities," and "—Other Income" below for additional information on our outstanding derivatives.
Other Income
Other income may include the credit portion of OTTI loss, net (loss) gain on financial instruments held at fair value, net realized gain (loss) on sale of AFS securities, net realized gain (loss) on sale of HTM securities, net gain (loss) on sale of mortgage loans held for sale, net gain (loss) on derivatives and hedging activities, net realized gain (loss) on early extinguishment of consolidated obligations, and other miscellaneous income, including service fees, not included in net interest income. Because of the type of financial activities reported in this category, other income (loss) can be volatile from period to period. For instance, net gain on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves, and the credit portion of OTTI loss is highly dependent on expected cash flows from our PLMBS as well as on our OTTI modeling assumptions.

The following table presents the components of our other income and the year-over-year percentage change for the years ended December 31, 2014, 2013, and 2012.

	For the Years Ended December 31,
	2014	2013	Percentage Increase/(Decrease)	2012	Percentage Increase/(Decrease)
(in thousands, except percentages)
Credit portion of OTTI loss	$(4,840)	$(1,837)	(163.5)	$(11,089)	83.4
Net loss on financial instruments held at fair value	(239)	(1,105)	78.4	(485)	(127.8)
Net realized gain on sale of AFS securities	—	903	(100.0)	1,792	(49.6)
Net gain on derivatives and hedging activities	4,211	4,774	(11.8)	36,839	(87.0)
Net realized (loss) gain on early extinguishment of consolidated obligations	(750)	5,049	(114.9)	(4,975)	201.5
Other, net	2,696	2,020	33.5	2,159	(6.4)
Total other income	$1,078	$9,804	(89.0)	$24,241	(59.6)
Credit Portion of OTTI Loss
We recorded $4.8 million, $1.8 million, and $11.1 million of additional credit losses on our PLMBS for the years ended December 31, 2014, 2013, and 2012. These additional OTTI losses were due to changes in assumptions regarding future housing prices, foreclosure rates, loss severity rates, and other economic factors, and their adverse effects on mortgages underlying these securities. The additional OTTI credit losses recorded in 2014 were also attributable, in part, to changes in mortgage servicer practices, as decreases in advanced principal and interest from servicers on delinquent loans reduced current payments on these securities causing reductions in projected cash flows. See “—Financial Condition as of December 31, 2014 and 2013—Investments," "—Critical Accounting Policies and Estimates—OTTI of Securities," and Note 6 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report for additional information regarding our other-than-temporarily impaired securities.
Net Loss on Financial Instruments Held at Fair Value
For the years ended December 31, 2014, 2013, and 2012, we recorded net losses of $239,000, $1.1 million, and $485,000 on our consolidated obligation bonds and discount notes on which we elected the fair value option. We have elected to use, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation bonds and discount notes with original maturities of one year or less for operational ease or to assist in mitigating potential statement of income volatility that can arise from economic hedges. For the latter, prior to entering into a short-term consolidated obligation trade, we perform a preliminary evaluation of the effectiveness of the bond or discount note and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond or discount note. The interest-rate risk and earnings volatility associated with using fair value only for the derivative are the primary reasons that we have elected the fair value option for these instruments.
Net Realized Gain on Sale of AFS Securities
In 2013, we sold one AFS security with a total unpaid principal balance of $60.1 million and carrying value of $40.9 million, resulting in a net gain of $903,000, and in 2012, we sold seven AFS securities with aggregate unpaid principal balances of $247.9 million and carrying value of $183.9 million, resulting in net gains of $1.8 million. We sold no AFS securities in 2014.
Net Gain on Derivatives and Hedging Activities
For the years ended December 31, 2014 and 2013, we recorded decreases of $563,000 and $32.1 million in our net gain on derivatives and hedging activities, compared to the previous years. The following table presents the components of net gain on derivatives and hedging activities for the years ended December 31, 2014, 2013, and 2012.

	For the Years Ended December 31,
	2014	2013	2012
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Net gain related to fair value hedge ineffectiveness - Interest-rate swaps	$2,907	$887	$36,865
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	2,262	765	(392)
Interest-rate swaptions	(2,765)	2,429	—
Net interest settlements	1,819	677	366
Offsetting transactions:
Interest-rate swaps	(12)	16	—
Total net gain (loss) related to derivatives not designated as hedging instruments	1,304	3,887	(26)
Net gain on derivatives and hedging activities	$4,211	$4,774	$36,839
The decreases in the net gain on derivatives and hedging activities for the years ended December 31, 2014 and 2013, compared to the previous periods, were primarily due to the temporary ineffectiveness of the bank's fair value hedges and, in 2013, the effect of the maturing interest-rate swaps hedging certain of our AFS securities (e.g., Temporary Liquidity Guarantee Program investments). Several of these AFS securities in benchmark fair value hedges were purchased at significant premiums and were hedged with interest-rate swaps with corresponding up-front swap fees. During 2012, there was substantial ineffectiveness recognized on the hedges of these AFS securities recorded in net gain on derivatives and hedging activities, which substantially offset the amortization of the premiums on these securities recorded in investment interest income. A significant portion of these hedged AFS securities and the derivatives hedging these securities matured during 2013 and 2012.
Further, effective December 31, 2012, we began utilizing the overnight index swap (OIS) curve and a volatility assumption to estimate the fair value of certain of our interest-related derivatives, resulting in a $2.0 million gain, which is included in the $36.9 million gain due to ineffectiveness in fair value hedges for 2012 shown in the table above. We continue to use the LIBOR swap curve and volatility assumptions to determine the fair value of those derivatives with securities collateral that cannot be rehypothecated (i.e., where the collateral pledged cannot be reused by the counterparty as collateral for its own borrowings).
See “—Effect of Derivatives and Hedging on Income," "—Financial Condition December 31, 2014 and 2013—Derivative Assets and Liabilities,” and Note 10 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report for additional information.
Net Realized (Loss) Gain on Early Extinguishment of Consolidated Obligations
From time to time, we early extinguish consolidated obligations by exercising our rights to call consolidated obligations or by reacquiring such consolidated obligations in the open market. We generally early extinguish debt to economically reduce the relative cost of our consolidated obligations in future periods, particularly when the future yield of the replacement debt is expected to be lower than the yield for the extinguished debt. We may also call or otherwise extinguish debt to better match the duration of our liabilities to that of our assets. Net realized (loss) gain on early extinguishment of consolidated obligations decreased by $5.8 million, to a net loss of $750,000 for the year ended December 31, 2014, and increased by $10.0 million, to a net gain of $5.0 million for the year ended December 31, 2013, compared to the prior years.

	For the Years Ended December 31,
	2014	2013	2012
(in thousands)
Consolidated obligation bonds repurchased	$72	$5,718	$(390)
Consolidated obligation bonds called:
Write-offs of unamortized concessions	(822)	(669)	(6,130)
Write-offs of basis adjustments	—	—	1,545
Net loss on called consolidated obligations	(822)	(669)	(4,585)
Net (loss) gain on extinguished consolidated obligations	$(750)	$5,049	$(4,975)

Other Expense
The following table presents the components of our other expense and the year-over-year percentage changes for the years ended December 31, 2014, 2013, and 2012.

	For the Years Ended December 31,
	2014	2013	Percentage Increase/(Decrease)	2012	Percentage Increase/(Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$36,792	$32,844	12.0	$27,817	18.1
Occupancy cost	6,101	6,780	(10.0)	6,388	6.1
Other operating	32,041	30,732	4.3	30,558	0.6
FHFA	2,627	2,697	(2.6)	4,071	(33.8)
Office of Finance	2,391	2,601	(8.1)	2,478	5.0
Other	336	4,260	(92.1)	159	2,579.2
Total other expense	$80,288	$79,914	0.5	$71,471	11.8
Total other expense increased by $374,000 and $8.4 million for the years ended December 31, 2014 and 2013, compared to the previous years. The increase in 2014, compared to 2013, was primarily due to an increase in operating expenses from $5.7 million of Merger-related costs, partially offset by a decrease in other expenses, including the impact of a one-time $4.0 million write-off of software in 2013 without similar activity in 2014. Costs associated with the Merger include accruals for retention bonuses and professional fees, such as banking, accounting, and legal fees. We expect to continue to have additional expenses relating to the Merger as we work toward completing the Merger. The increase in 2013, compared to 2012, was primarily due to increased compensation and benefits expense of $5.0 million, which resulted from, among other things, our decision to restaff certain IT support functions with bank employees rather than continue outsourcing these functions to a third-party service provider, and to a $4.0 million one-time write-off of software.
FHFA and Office of Finance expenses represent costs allocated to us by those entities calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding compared to the FHLBank System as a whole.
Assessments
Our assessments for AHP are calculated as 10% of our net earnings before assessments and any dividends recorded as interest expense. We recorded $6.9 million of AHP assessments for each of the years ended December 31, 2014 and 2013, and $7.9 million for the year ended December 31, 2012.
See "Part I. Item 1. Business—AHP" and Note 13 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on assessments.
Critical Accounting Policies and Estimates
Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. We base our estimates on historical experience and on other factors believed to be reasonable given the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include determination of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization and accretion of mortgage-related premiums and discounts, and determination of allowances for credit losses. Our significant accounting policies are summarized in Note 2 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" included in this report.

Determination of OTTI of Securities
For impaired debt securities, the FASB provides OTTI accounting guidance that requires an entity to assess whether: (a) it has the intent to sell the debt security or (b) it is more likely than not that it will be required to sell the debt security before the anticipated recovery of its amortized cost basis. If either of these conditions is met, an OTTI on the security must be recognized for the entire difference between the impaired security’s amortized cost basis and its fair value. If neither condition is met, the entity performs a cash flow analysis to determine if it expects to recover the entire amortized cost basis of the debt security.
In instances in which we determine that a credit loss exists, but we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security before the anticipated recovery of its amortized cost basis, the carrying value of the debt security is adjusted to its fair value; however, rather than recognizing the entire impairment in current period earnings, the impairment is separated into (a) the amount of the total impairment related to the credit loss, or the credit component, and (b) the amount of the total impairment related to all other factors, or non-credit component. The amount of the credit component is recognized in earnings. The amount of the non-credit component is recognized in OCI. If there is no credit loss, any impairment is considered temporary. See "Part II. Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—The Merger" for further information on potential actions and transactions associated with our investment portfolio that we may undertake in connection with the Merger and that may impact the assertions underlying our current impairment treatment of our debt securities.
If, subsequent to a security’s initial OTTI determination, additional credit losses on a debt security are expected, we record additional OTTI. The amount of total OTTI for a previously impaired security is determined as the difference between its amortized cost less the amount of OTTI recognized in AOCI prior to the determination of OTTI and its fair value. Credit losses related to securities previously determined to be other-than-temporarily impaired where the carrying value is less than the fair value are reclassified out of AOCI and charged to earnings.
The difference between the amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the security. Upon subsequent evaluation of a previously other-than-temporarily impaired debt security where there is no additional OTTI, we adjust the accretable yield on a prospective basis, as a change in accounting estimate, if there is a significant increase in the security’s expected cash flows. For debt securities classified as HTM, the OTTI recognized in AOCI is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). For debt securities classified as AFS, we do not accrete the OTTI recognized in AOCI because the subsequent measurement basis for these securities is fair value. The estimated cash flows and accretable yield are re-evaluated on a quarterly basis.
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
The FHLBanks' short-term housing price forecast as of December 31, 2014, assumed home price changes ranging from a decrease of 4.0% to an increase of 7.0% over the 12-month period beginning October 1, 2014. For the vast majority of markets, the short-term housing price forecast ranges from a decrease of 1.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.
The following table presents a summary of the significant inputs used to evaluate our PLMBS for OTTI for the year ended December 31, 2014, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown. A summary of the significant inputs on the securities for which an OTTI was determined to have occurred for the year ended December 31, 2014, as well as the related current credit enhancements, is presented in Note 6 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" included in this report.

	Significant Inputs Used to Measure Credit Losses on PLMBS For the Year Ended December 31, 2014			As of December 31, 2014
	Cumulative Voluntary Prepayment Rates	Cumulative Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average *			Weighted Average *
(in percentages)
Prime:
2008	14.9	15.2	34.5	21.6
2005	10.5	15.3	31.5	24.6
2004 and prior	17.7	3.6	30.5	14.0
Total prime	15.7	9.3	32.1	18.2
Alt-A:
2008	13.2	21.4	36.4	25.6
2007	6.9	40.8	40.9	12.6
2006	5.6	44.8	41.1	11.7
2005	7.8	28.7	39.0	22.8
2004 and prior	11.5	7.4	30.4	19.7
Total Alt-A	7.5	38.0	40.1	15.0
Total PLMBS	8.2	35.5	39.4	15.2

*	Weighted-average percentage is based on unpaid principal balances.
In addition to evaluating our PLMBS under a base case (or best estimate) scenario as discussed in Note 6 in “Part II. Item 8. Financial Statements—Audited Financial Statements—Notes to Financial Statements,” we performed a cash flow analysis for each of these securities under a more stressful, or adverse case, scenario. This adverse case scenario was primarily based on a short-term housing price forecast, which was five percentage points lower than the base case, followed by a recovery path with annual rates of housing price growth that were 33.0% lower than the base case. This adverse case scenario and the associated results do not represent our current expectations and, therefore, should not be construed as a prediction of our future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical adverse case scenario provide a measure of the credit losses that we might incur if home price declines and subsequent recoveries are more adverse than those projected in our OTTI assessment.
The following table presents the impact to credit-related OTTI for the fourth quarter of 2014, for the adverse case scenario described above, which assumes delayed recovery of the housing price index (HPI), compared to credit-related OTTI recorded using our base case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	For the Three Months Ended December 31, 2014
	Actual Results - Base-Case HPI Scenario			Adverse HPI Scenario Results
PLMBS	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q4 2014 OTTI Credit Loss	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q4 2014 OTTI Credit Loss
(in thousands, except number of securities)
Alt-A *	2	$112,715	$(1,655)	4	$178,169	$(3,033)

*	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.
As described in Note 6 in “Part II. Item 8. Financial Statements—Audited Financial Statements—Notes to Financial Statements” in this report, in our quarterly OTTI assessment, we evaluate each of our securities with a fair value less than its amortized cost to determine whether there is any OTTI credit loss (i.e., the present value of the cash flows expected to be collected is less than the amortized cost basis). Any subsequent unfavorable changes in the amount and timing of cash flows expected to be collected could result in additional OTTI losses if, at subsequent evaluation dates, the fair values of our affected securities are less than their amortized costs. During 2014, three securities that had previously been determined to be other-

than-temporarily impaired were further impaired resulting in $4.8 million of additional credit losses being recorded. The additional OTTI credit losses recorded in 2014 were attributable, in part, to changes in mortgage servicer practices, as decreases in advanced principal and interest from servicers on delinquent loans have reduced current payments on the securities causing reductions in projected cash flows. No additional securities were determined to be other-than-temporarily impaired in 2014.
As part of our quarterly OTTI assessment, we also identify previously impaired securities with no additional OTTI credit losses in the quarter. If there is a significant increase in a security's expected cash flows, we adjust the yield on the security on a prospective basis. This adjusted yield is used to calculate the amount to be recognized into interest income over the remaining life of the security in order to match the amount and timing of future cash flows expected to be collected. As of December 31, 2014, the balance of the credit loss component of our PLMBS determined to be other-than-temporarily impaired was $349.0 million. Based on our fourth quarter 2014 OTTI analysis, the portion of this balance that will be accreted to interest income over the remaining lives of the PLMBS is $129.4 million. See "—Results of Operations for the Years Ended December 31, 2014, 2013, and 2012—Interest Income—Investments," for information on the effect of this adjustment on investment interest income.
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
Fair value is defined in GAAP as the price that would be received in selling an asset or transferring a liability in an orderly transaction between market participants in the principal (or most advantageous) market for that asset or liability (i.e., an exit price). GAAP establishes a three-level hierarchy for the measurement and disclosure of fair value measurements. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. When developing fair value measurements, our policy is to maximize the use of observable inputs and to minimize the use of unobservable inputs.
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
As an additional step, we reviewed the final fair value estimates of our PLMBS holdings as of December 31, 2014, for reasonableness using an implied yield test. We calculated an implied yield for each of our PLMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the FHLBank's OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. Significant variances were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate.
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
Mortgage Loans
Consistent with past practice, we continue to enhance, as appropriate, our valuation processes when more detailed market information becomes available to us. As a result, we have incorporated considerations into our valuation process for mortgage loans held for portfolio, including delinquency data, conformance to GSE underwriting standards in place at the time of the sale, and delivery costs.
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
See Note 16 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for more information on fair value measurement.
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
The long-haul method of accounting requires that we assess effectiveness on an ongoing basis over the life of the hedging relationship. We perform effectiveness testing at least quarterly to ensure that the hedging instrument’s changes in fair value are offsetting the hedged item’s changes in fair value within the parameters set forth in GAAP. If, based on our effectiveness testing, a designated hedging relationship ceases to be highly effective during its life, we prospectively discontinue hedge accounting. When hedge accounting is discontinued, we cease recording fair value adjustments to the hedged items while continuing to record changes in the fair value of the derivative in current earnings. Previously recorded fair value hedge adjustments to the hedged items are amortized to earnings over their remaining lives.
Changes in the fair value of derivatives that do not qualify at inception for hedge accounting under GAAP and are thus not designated as fair value hedges (e.g., economic hedges) are recorded in current-period earnings, on a freestanding basis.
Concurrent with the initiation of the use of OIS to measure the fair value of certain interest-rate swaps in 2012, as discussed above, we have elected to refine the regression analysis methodology used to periodically evaluate the effectiveness of our designated hedging relationships. To evaluate the degree of correlation in our designated hedging relationships over a larger range of possible interest-rate environments, we have altered our regression analysis to incorporate monthly fair value estimates over at least a five-year period from one that previously used daily fair value estimates over a two-year period. We believe the refinement improves the predictive value of our periodic prospective hedging effectiveness evaluation. While we have formally de-designated and re-designated our hedge relationships to effect this refinement in our regression analysis methodology as required by GAAP, the re-designation of the hedging relationships did not impact the statements of condition or income as of and for the years ended December 31, 2014, 2013, or 2012.
We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, including structured advances such as floating-to-fixed convertible advances, capped or floored advances, or symmetrical prepayment advances, variable interest-rate MBS with interest-rate caps, and structured funding, such as step-up and range consolidated obligation bonds, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, investment, debt, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument that should be accounted for separately. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and accounted for as a stand-alone derivative instrument. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current-period earnings, or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statements of condition at fair value and no portion of the contract is designated as a hedging instrument. We have also established processes to evaluate financial instruments, for the presence of embedded derivatives and to determine the need, if any, for bifurcation and separate accounting under GAAP.
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
Additional information concerning our derivative and hedging activities and related accounting is provided in Note 10 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” and “—Financial Condition as of December 31, 2014 and 2013—Derivative Assets and Liabilities” in this report.
Amortization and Accretion of Mortgage-Related Premium and Discount
The following discussion excludes the accretion of interest income and AOCI related to other-than-temporarily impaired PLMBS. See “—Determination of OTTI of Securities” above for a related discussion.
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
To determine the amortization and accretion on our MBS (which continue to use the retrospective interest method), we use a commercially available prepayment model and independent third-party pricing sources, including a source that provides data on expected cash flows, as the basis for estimated future principal prepayments, which we may adjust from time to time when appropriate. This model uses a number of market factors, such as historical mortgage rates and housing turnover ratios, as the basis for the prepayment calculation, and we are provided monthly market factor updates from the prepayment model vendor. Use of different prepayment models can result in different amounts of premium amortization and discount accretion. We review the data generated from the model against data from the previous period, as well as against commercially available prepayment rate information and the periodic changes in prepayment rates to ensure the reasonableness of the data in light of market conditions.
Determination of Allowances for Credit Losses
We regularly evaluate our requirement for an allowance on advances and mortgage loans previously purchased under the MPP. This evaluation is subjective and requires us to make estimates and assumptions concerning such factors as future cash flows, losses based on past experience, and economic conditions. We would establish an allowance if an event were to occur that would make it probable that all contractual principal and interest due for an advance, mortgage loan, security purchased under agreement to resell, or federal funds sold would not be collected and the resulting losses were estimable.

Advances
The FHLBank Act requires us to obtain sufficient collateral to fully secure borrower advances and, as a creditor, the Seattle Bank benefits from statutory preferences that, combined with collateral practices, make the likelihood of credit losses remote. For the Seattle Bank to incur a credit loss on an advance, two events must occur: (1) the borrower would have to default; and (2) the value of available collateral would have to deteriorate to below the balance of outstanding advances prior to liquidation of that collateral. We review the balance of collateral held as security on advances and assess our borrowers’ credit conditions. As of December 31, 2014 and 2013, we had rights to collateral, either loans or securities, on a borrower-by-borrower basis, with an estimated fair value in excess of outstanding advances. We have never experienced a credit loss on an advance, and we do not currently anticipate any credit losses on advances. Based on the foregoing, we determined that no allowance for credit losses on advances was necessary as of December 31, 2014 or 2013.
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
Our review for credit loss exposure includes PMI and the LRA. PMI, if applicable, covers losses or exposure down to a loan-to-value ratio between approximately 65% and 80% based upon characteristics of the loans (i.e., the original appraisal and, depending on original loan-to-value ratios, term, amount of PMI coverage, and other terms of the loans). Approximately 4.4% of our outstanding conventional mortgage loans had PMI coverage as of December 31, 2014. Each conventional mortgage loan is associated with a specific master contract and a related LRA. Once the borrower's equity and then PMI are exhausted, the participating institution's LRA provides additional credit-loss coverage for our conventional mortgage loans until the LRA is exhausted. We assume the credit exposure if the severity of losses on these loans were to exceed the borrowers' equity, PMI, and LRA coverage. Because we purchased most of our conventional mortgage loans prior to 2004, the LRA balances were almost fully distributed pursuant to the terms of the applicable contracts as of December 31, 2014. Once the LRA balance is exhausted, our mortgages generally will have no LRA coverage and our credit exposure will be reflected accordingly in our quarterly allowance for credit loss evaluations.

For our allowance calculation, we include all estimated credit losses and estimated selling costs (total estimated credit losses) on mortgage loans currently in foreclosure, 180 days or more past due, or projected to become 180 days or more past due in the next 30 months. We then aggregate these total estimated credit losses at the master contract level and determine our loss exposure after credit enhancements (i.e., PMI and LRA). The LRA, which is recorded in “other liabilities” in our statements of condition, totaled $379,000 and $1.3 million as of December 31, 2014 and 2013.
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
Additional information concerning our mortgage loans and allowance for credit losses, including, among other things, loan-to-value and delinquency data and PMI coverage, is provided in “—Financial Condition as of December 31, 2014 and 2013—Mortgage Loans Held for Portfolio,” “Part I. Item 1. Business—Mortgage Loans Held for Portfolio—Measurement of Credit Risk,” and Notes 2, 8, and 9 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”
Securities Purchased Under Agreements to Resell and Federal Funds Sold
These investments are short-term, and the recorded balance approximates fair value. We invest in federal funds with investment-grade counterparties, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of December 31, 2014 and 2013 were repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. The terms of these loans are structured such that, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to current-period earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities under agreements to resell as of December 31, 2014 and 2013.
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

For more information on management of market risk, see "Part II. Item 7A—Quantitative and Qualitative Disclosure About Market Risk." We detail our credit risk management as part of the discussion and analysis for each of our financial instrument categories within "—Financial Condition as of December 31, 2014 and 2013" and "Part I. Item 1—Business—Our Business—Products and Services." For more information on management of liquidity risk, see "—Capital Resources and Liquidity—Liquidity."
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
Model risk management helps ensure that our models are appropriately designed, documented, validated, and maintained. Using a risk-based approach, we classify our models as mission critical, significant, or other. Mission critical models are those used to prepare financial disclosures and regulatory filings and to measure risk, as well as those models that management determines would be reasonably likely to have a material adverse effect on the financial condition of the bank if the model were to fail to perform as expected. Significant models support business strategies and decisions that would be reasonably likely to have a material adverse effect on our business, operations, or reputation if the model were to fail to perform as expected. We perform full or limited scope validations on our mission critical and significant models on an annual basis and when changes are made to a model. Mission critical and significant models are subjected to an independent validation at least every three years.
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

The following table summarizes our total statements of condition risk measures as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
Effective duration of equity	(0.68)	0.03
Effective convexity of equity	(3.77)	(3.24)
Effective key-rate-duration-of-equity mismatch	1.15	1.09
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(0.66)%	(1.25)%
- 100 basis point shock scenario	(1.38)%	(1.34)%
+ 200 basis point shock scenario	(2.56)%	(3.67)%
- 200 basis point shock scenario	(2.22)%	(3.66)%
+ 250 basis point shock scenario	(3.74)%	(5.16)%
- 250 basis point shock scenario	(2.36)%	(4.43)%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. The change in effective duration of equity and the effective convexity of equity as of December 31, 2014 from December 31, 2013, were primarily caused by the change in the duration and convexity profile of our consolidated obligations, partially offset by the change in duration and convexity of the mortgage portfolio. Effective key-rate-duration-of-equity mismatch increased slightly as of December 31, 2014 from December 31, 2013, primarily due to the changes in the composition of our statements of condition.
The estimated change in our market value-of-equity sensitivity resulting from the plus and minus 100-, 200-, and 250-basis point changes in interest rates between December 31, 2013 and December 31, 2014 was the result of our hedging activity to reduce exposure to rising interest rates.
To isolate the effects of the credit/liquidity component associated with a portion of our PLMBS, we disaggregate our assets, liabilities, and interest-rate exchange agreements into: (1) a credit/liquidity portfolio and (2) a risk management portfolio. The credit/liquidity portfolio contains our PLMBS collateralized by Alt-A mortgage loans along with the liabilities funding those PLMBS and any associated derivatives as well as the credit basis difference in the risk management portfolio. The risk management portfolio contains our remaining operations, primarily consisting of our advances, short-term investments, mortgage loans held for portfolio, and mortgage-backed investments not collateralized by Alt-A mortgage loans, along with the funding and hedges associated with these assets (after removing the credit basis difference associated with the consolidated obligations and interest-rate exchange agreements in hedging relationships). This disaggregation allows us to more accurately measure and manage interest-rate risk in the risk management portfolio. Similarly, the credit/liquidity portfolio, after inclusion of the credit basis difference, allows even more accurate identification of the credit/liquidity effects of this portfolio on our market-risk measures and our market value leverage ratio. We believe that this segregation provides greater transparency, a more granular assessment of market risk, and a means to more effectively manage our market risks.
Our risk management policy limits apply only to the risk management portfolio risk measures. We were in compliance with these risk management policy limits as of December 31, 2014 and 2013. The following table summarizes the portfolio's risk measures and respective limits as of December 31, 2014 and 2013.

	As of	As of	Risk Measure
	December 31, 2014	December 31, 2013	Limit
Effective duration of equity	(0.07)	1.02	+/-4.00
Effective convexity of equity	(2.25)	(0.49)	-5.00
Effective key-rate-duration-of-equity mismatch	1.22	1.09	+4.00
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(0.85)%	(1.57)%	-4.00%
- 100 basis point shock scenario	(0.34)%	1.01%	-4.00%
+ 200 basis point shock scenario	(2.51)%	(3.71)%	-8.00%
- 200 basis point shock scenario	(1.04)%	(0.19)%	-8.00%
+ 250 basis point shock scenario	(3.43)%	(4.90)%	-10.00%
- 250 basis point shock scenario	(1.10)%	(0.85)%	-10.00%

The changes in the effective duration of equity, effective convexity of equity, effective key-rate-duration-of-equity mismatch, and estimated changes in our market value-of-equity sensitivity resulting from the plus and minus 100-, 200-, and 250-basis point changes in interest rates of our interest-rate risk management portfolio as of December 31, 2014 primarily reflect the changes in interest rates and projected prepayment speeds of our mortgage assets, compared to those of December 31, 2013.
Instruments that Address Market Risk
Consistent with FHFA regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, and swaptions, only to reduce the interest-rate exposure inherent in otherwise unhedged asset and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations—Financial Condition as of December 31, 2014 and 2013—Derivative Assets and Liabilities" for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FEDERAL HOME LOAN BANK OF SEATTLE

FEDERAL HOME LOAN BANK OF SEATTLE
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Federal Home Loan Bank of Seattle's (Seattle Bank’s) management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Seattle Bank’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Seattle Bank are being made only in accordance with authorizations of our management and Board of Directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Seattle Bank’s assets that could have a material effect on the Seattle Bank’s financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.
With the participation and under the supervision of the president and chief executive officer and chief accounting and administrative officer (who for the purposes of the Seattle Bank’s internal control over financial reporting performs similar functions as a principal financial officer), management conducted an assessment of the effectiveness of the Seattle Bank's internal control over financial reporting as of December 31, 2014 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, management concluded that the Seattle Bank's internal control over financial reporting was effective based on the COSO criteria as of December 31, 2014.
The effectiveness of the Seattle Bank’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Report of Independent Registered Accounting Firm” of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Seattle
In our opinion, the accompanying statements of condition and the related statements of income, of comprehensive income, of capital, and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Seattle (the “Bank”) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 11, 2015

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands, except par value)
Assets
Cash and due from banks	$126	$1,459,261
Deposits with other Federal Home Loan Banks (FHLBanks)	140	106
Securities purchased under agreements to resell	3,000,000	1,500,000
Federal funds sold	4,058,800	5,013,000
Investment securities:
Available-for-sale (AFS) securities (Note 4)	7,877,334	6,601,503
Held-to-maturity (HTM) securities (fair values of $9,167,713 and $9,434,285) (Note 5)	9,110,269	9,431,473
Total investment securities	16,987,603	16,032,976
Advances (Note 7)	10,313,691	10,935,294
Mortgage loans held for portfolio, net (includes $1,404 and $934 of allowance for credit losses) (Notes 8 and 9)	647,179	797,620
Accrued interest receivable	49,558	47,643
Premises, software, and equipment, net	12,591	16,386
Derivative assets, net (Note 10)	46,254	54,494
Other assets	13,255	13,534
Total Assets	$35,129,197	$35,870,314
Liabilities
Deposits (Note 11)	$410,773	$410,112
Consolidated obligations (Note 12):
Discount notes (includes $499,930 and $999,890 at fair value under fair value option)	14,940,178	14,989,009
Bonds (includes $1,499,971 and $500,020 at fair value under fair value option)	16,850,429	17,413,887
Total consolidated obligations	31,790,607	32,402,896
Mandatorily redeemable capital stock (MRCS) (Note 14)	1,454,473	1,747,690
Accrued interest payable	51,382	62,892
Affordable Housing Program (AHP) payable (Note 13)	22,479	20,338
Derivative liabilities, net (Note 10)	76,712	51,583
Other liabilities	116,761	36,504
Total liabilities	33,923,187	34,732,015
Commitments and contingencies (Note 18)
Capital (Note 14)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 8,249 and 8,777	824,887	877,736
Class A capital stock putable ($100 par value) - issued and outstanding shares: 332 and 452	33,196	45,241
Total capital stock	858,083	922,977
Retained earnings:
Unrestricted	283,451	236,204
Restricted	62,924	50,886
Total retained earnings	346,375	287,090
Accumulated other comprehensive income (loss) (AOCI)	1,552	(71,768)
Total capital	1,206,010	1,138,299
Total Liabilities and Capital	$35,129,197	$35,870,314

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF INCOME

	For the Years Ended December 31,
	2014	2013	2012
(in thousands)
Interest Income
Advances	$65,320	$69,520	$82,904
Prepayment fees on advances, net	2,800	5,905	14,407
Interest-bearing deposits	51	54	76
Securities purchased under agreements to resell	1,525	4,993	9,069
Federal funds sold	7,572	9,653	10,796
AFS securities	70,855	49,622	27,408
HTM securities	89,893	93,585	109,106
Mortgage loans held for portfolio	38,881	48,450	62,569
Other interest income	—	25	—
Total interest income	276,897	281,807	316,335
Interest Expense
Consolidated obligations - discount notes	9,447	11,928	16,364
Consolidated obligations - bonds	118,765	131,501	176,839
Deposits	127	146	140
Mandatorily redeemable capital stock	1,698	898	—
Total interest expense	130,037	144,473	193,343
Net Interest Income	146,860	137,334	122,992
Less: Provision (benefit) for credit losses	584	(1,149)	(2,893)
Net Interest Income after Provision (Benefit) for Credit Losses	146,276	138,483	125,885
Other Income
Total other-than-temporary impairment (OTTI) loss	—	—	(9,906)
Net amount of OTTI loss reclassified from AOCI	(4,840)	(1,837)	(1,183)
Net OTTI loss, credit portion (Note 6)	(4,840)	(1,837)	(11,089)
Net loss on financial instruments under fair value option (Note 16)	(239)	(1,105)	(485)
Net realized gain on sale of AFS securities	—	903	1,792
Net gain on derivatives and hedging activities (Note 10)	4,211	4,774	36,839
Net realized (loss) gain on early extinguishment of consolidated obligations	(750)	5,049	(4,975)
Other, net	2,696	2,020	2,159
Total other income	1,078	9,804	24,241
Other Expense
Operating:
Compensation and benefits	36,792	32,844	27,817
Other operating	38,142	37,512	36,946
Federal Housing Finance Agency (FHFA)	2,627	2,697	4,071
Office of Finance	2,391	2,601	2,478
Other, net	336	4,260	159
Total other expense	80,288	79,914	71,471
Income before Assessments	67,066	68,373	78,655
AHP assessments	6,877	6,927	7,866
Net Income	$60,189	$61,446	$70,789

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2014	2013	2012
(in thousands)
Net income	$60,189	$61,446	$70,789
Other comprehensive income:
Net unrealized gain (loss) on AFS securities	19,162	(31,429)	5,095
Unrealized gain (loss) on OTTI AFS securities:
Net change in fair value of OTTI securities	47,189	181,698	377,805
Net amount of impairment losses reclassified to other income	4,840	1,837	11,078
Reclassification of net gain on sale of AFS securities included in net income	—	(903)	(1,792)
Total unrealized gain on OTTI AFS securities	52,029	182,632	387,091
Net non-credit portion of OTTI gain (loss) on HTM securities:
Net amount of impairment losses reclassified from other income	—	—	(9,895)
Accretion of non-credit portion	2,959	3,198	1,851
Total net non-credit portion of OTTI gain (loss) on HTM securities	2,959	3,198	(8,044)
Pension benefits (Note 15)	(830)	299	2
Total other comprehensive income	73,320	154,700	384,144
Comprehensive income	$133,509	$216,146	$454,933

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL

For the Years Ended December 31, 2014, 2013, and 2012	Class A Capital Stock *		Class B Capital Stock *		Total Capital Stock *		Retained Earnings			AOCI	Total Capital
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted (Note 14)	Restricted (Note 14)	Total
(amounts and shares in thousands)
Balance, December 31, 2011	1,194	$119,338	16,203	$1,620,339	17,397	$1,739,677	$130,880	$24,439	$155,319	$(610,612)	$1,284,384
Proceeds from issuance of capital stock	—	—	63	6,340	63	6,340	—	—	—	—	6,340
Repurchases of capital stock	(66)	(6,563)	(103)	(10,315)	(169)	(16,878)	—	—	—	—	(16,878)
Net shares reclassified to MRCS	(36)	(3,553)	(1,533)	(153,319)	(1,569)	(156,872)	—	—	—	—	(156,872)
Comprehensive income	—	—	—	—	—	—	56,631	14,158	70,789	384,144	454,933
Balance, December 31, 2012	1,092	$109,222	14,630	$1,463,045	15,722	$1,572,267	$187,511	$38,597	$226,108	$(226,468)	$1,571,907
Proceeds from issuance of capital stock	—	—	107	10,684	107	10,684	—	—	—	—	10,684
Repurchases of capital stock	(136)	(13,638)	(127)	(12,658)	(263)	(26,296)	—	—	—	—	(26,296)
Net shares reclassified to MRCS	(504)	(50,343)	(5,833)	(583,335)	(6,337)	(633,678)	—	—	—	—	(633,678)
Comprehensive income	—	—	—	—	—	—	49,157	12,289	61,446	154,700	216,146
Cash dividends	—	—	—	—	—	—	(464)	—	(464)		(464)
Balance, December 31, 2013	452	$45,241	8,777	$877,736	9,229	$922,977	$236,204	$50,886	$287,090	$(71,768)	$1,138,299
Proceeds from issuance of capital stock	—	—	388	38,783	388	38,783	—	—	—	—	38,783
Repurchases of capital stock	(70)	(6,996)	(128)	(12,866)	(198)	(19,862)	—	—	—	—	(19,862)
Net shares reclassified to MRCS	(50)	(5,049)	(788)	(78,766)	(838)	(83,815)	—	—	—	—	(83,815)
Comprehensive income	—	—	—	—	—	—	48,151	12,038	60,189	73,320	133,509
Cash dividends	—	—	—	—	—	—	(904)	—	(904)	—	(904)
Balance, December 31, 2014	332	$33,196	8,249	$824,887	8,581	$858,083	$283,451	$62,924	$346,375	$1,552	$1,206,010
* Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
(in thousands)
Operating Activities
Net income	$60,189	$61,446	$70,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(25,551)	(19,519)	14,703
Net OTTI loss, credit portion	4,840	1,837	11,089
Net realized gain on sale of AFS securities	—	(903)	(1,792)
Net change in fair value adjustments on financial instruments under fair value option	239	1,105	485
Net change in derivatives and hedging activities	28,982	89,682	(73,052)
Net realized loss (gain) on early extinguishment of consolidated obligations	750	(5,049)	4,975
Net realized (gain) loss on disposal of premises, software, and equipment	(3)	4,013	—
Provision (benefit) for credit losses	584	(1,149)	(2,893)
Other adjustments	789	330	827
Net change in:
Accrued interest receivable	(1,499)	(3,290)	19,935
Other assets	1,224	12,325	(4,143)
Accrued interest payable	(11,510)	(6,280)	(24,174)
Other liabilities	1,074	7,656	2,110
Total adjustments	(81)	80,758	(51,930)
Net cash provided by operating activities	60,108	142,204	18,859
Investing Activities
Net change in:
Interest-bearing deposits	(64,853)	(28,571)	15,837
Deposits with other FHLBanks	(34)	(36)	(55)
Securities purchased under agreements to resell	(1,500,000)	4,100,000	(1,750,000)
Federal funds sold	954,200	2,130,200	(1,132,501)
Premises, software, and equipment	(929)	(9,650)	(2,799)
AFS securities:
Proceeds from long-term	1,663,153	1,417,503	8,989,563
Proceeds from sales of long-term	—	41,799	185,332
Purchases of long-term	(2,699,686)	(4,167,322)	(1,695,992)
HTM securities:
Net (increase) decrease in short-term	(90,056)	2,968	411,123
Proceeds from long-term	1,169,495	2,027,876	1,804,161
Purchases of long-term	(678,297)	(3,041,259)	(4,144,862)
Advances:
Principal collected	31,559,568	38,640,383	42,662,820
Made	(30,953,426)	(40,583,513)	(40,532,489)
Mortgage loans:
Principal collected	147,329	256,571	288,035
Net cash (used in) provided by investing activities	(493,536)	786,949	5,098,173

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended December 31,
	2014	2013	2012
(in thousands)
Financing Activities
Net change in deposits	$(21,234)	$(109,401)	$223,795
Net (payments) proceeds on derivative contracts with financing elements	(15,751)	15,578	12,450
Net proceeds from issuance of consolidated obligations:
Discount notes	745,049,962	914,263,080	702,784,905
Bonds	11,075,524	15,351,245	28,691,218
Payments for maturing and retiring consolidated obligations:
Discount notes	(745,099,790)	(920,692,557)	(695,405,215)
Bonds	(11,655,403)	(8,210,023)	(41,383,044)
Proceeds from issuance of capital stock	38,783	10,684	6,340
Payments for repurchases of MRCS	(377,032)	(72,192)	(31,435)
Payments for repurchases of capital stock	(19,862)	(26,296)	(16,878)
Cash dividends paid	(904)	(464)	—
Net cash (used in) provided by financing activities	(1,025,707)	529,654	(5,117,864)
Net change in cash and due from banks	(1,459,135)	1,458,807	(832)
Cash and due from banks at beginning of the period	1,459,261	454	1,286
Cash and due from banks at end of the period	$126	$1,459,261	$454

Supplemental Disclosures
Interest paid	$141,547	$150,753	$217,515
Affordable Housing Programs payments, net	$4,736	$4,919	$2,678
Transfers of mortgage loans to real estate owned (REO)	$2,230	$4,520	$4,710

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
The Seattle Bank, like all of the FHLBanks, is a financial cooperative that provides readily available, competitively priced funds to its member institutions. All members must purchase stock in the Seattle Bank. Our capital stock is held by current members and former members. Former members include certain non-members that own Seattle Bank capital stock as a result of a merger or acquisition of a Seattle Bank member (or former member). All holders of our capital stock may receive dividends on their capital stock, to the extent declared by our Board of Directors (Board). Regulated financial depositories, insurance companies, and community development financial institutions (CDFIs) engaged in residential housing finance and located in the Seattle Bank's district are eligible to apply for membership. State and local housing authorities that meet certain statutory and regulatory criteria may also borrow from us. While eligible to borrow, housing associates are not members of the Seattle Bank and therefore are not allowed to hold capital stock.
 The FHFA, an independent agency in the executive branch of the United States (U.S.) government, supervises and regulates the FHLBanks, Office of Finance, Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae).
The Office of Finance is a joint office of the FHLBanks to facilitate the issuance and servicing of the FHLBanks' debt instruments, known as consolidated obligations, and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. As provided by the FHLBank Act and applicable regulation, consolidated obligations are backed only by the financial resources of all 12 FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. We use these funds to provide loans, which we call advances, to our members, to purchase short- and longer-term investments, and, historically, to purchase mortgage loans from members through our Mortgage Purchase Program (MPP). We also offer correspondent banking services, such as wire transfer and security safekeeping services, cash management, and letters of credit to our member institutions.
The Seattle Bank does not conduct business through any special purpose entities or any other type of off-balance-sheet conduit.
Note 1 —The Merger
On September 25, 2014, the Federal Home Loan Bank of Des Moines (the Des Moines Bank) and the Seattle Bank entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which the Seattle Bank will be merged with and into the Des Moines Bank (the post-Merger bank being the Continuing Bank). The Merger Agreement provides that the Seattle Bank members will receive one share of Continuing Bank Class A stock for each share of Seattle Bank Class A stock they own immediately prior to the Merger and one share of Continuing Bank Class B stock for each share of Seattle Bank Class B stock they own immediately prior to the Merger. Pursuant to the Merger, no shares of Seattle Bank capital stock will remain outstanding and all of the Seattle Bank shares will automatically be cancelled.
On December 19, 2014, the FHFA approved the merger application submitted by the Banks in accordance with the Merger Agreement, subject to satisfaction of closing conditions set forth in the FHFA approval letter, including the ratification of the Merger Agreement by members of each Bank. On February 27, 2015, the Banks announced that the Merger Agreement had been appropriately ratified by members of each Bank. Subject to satisfaction of the remaining closing conditions contained in the Merger Agreement, including FHFA acceptance of the Continuing Bank's organization certificate, the Banks expect the Merger to become effective on May 31, 2015. If the Merger is completed, the Seattle Bank members will immediately become members of the Continuing Bank with the rights, preferences, and obligations of a Continuing Bank member.

Note 2—Summary of Significant Accounting Policies
Basis of Presentation
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include the determination of OTTI of certain securities, fair valuation of financial instruments recorded at fair value, application of accounting for derivatives and hedging activities, amortization of premium and accretion of discount, and determination of the allowance for credit losses. Actual results could differ significantly from these estimates.
Segment Reporting
We manage our operations as one business segment. Management and our Board review enterprise-wide financial information in order to make operating decisions and assess performance.
Subsequent Events
We have evaluated subsequent events for potential recognition or disclosure from January 1, 2015 through the filing date of this Annual Report on Form 10-K.
Significant Accounting Policies
The following paragraphs describe the more significant accounting policies we follow, including the more notable alternatives acceptable under GAAP.
Fair Value
The fair value amounts recorded on our statements of condition and in our note disclosures for the periods presented have been determined using available market information and other pertinent information, and reflect our best judgment of appropriate valuation methods. Although we use our best judgment in estimating the fair value of our financial instruments, there are inherent limitations in any valuation technique and therefore, the fair values presented may not be indicative of the amounts that would have been realized in market transactions as of the reporting dates. Note 16 details the estimated fair values of our financial instruments.
Financial Instruments Meeting Netting Requirements
We present certain financial instruments on a net basis when they have a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, we have elected to offset our asset and liability positions, along with the related accrued interest and cash collateral received or pledged, when the transactions meet the netting requirements.
The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments meeting applicable netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset.
Based on the fair value of the related collateral held, securities purchased under agreements to resell and securities sold under agreements to repurchase were fully collateralized for the periods presented. As of December 31, 2014, we had $3.0 billion in securities purchased under agreements to resell and no securities sold under agreements to repurchase. There were no offsetting amounts related to these securities as of December 31, 2014.
Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold
These investments provide short-term liquidity and are carried at cost. We account for securities purchased under agreements to resell as short-term collateralized loans which are classified as assets on our statements of condition. Our safekeeping agent or third-party custodian holds the securities purchased under agreements to resell in the name of the Seattle Bank. Should the fair value of the underlying securities decrease below the fair value required as collateral, the counterparty has the option to (1) remit to us an equivalent amount of cash or (2) place an equivalent amount of additional securities with our safekeeping agent or third-party custodian. If the counterparty fails to do either, the dollar value of the resale agreement will be decreased accordingly. Federal funds sold consist of short-term, unsecured loans transacted with counterparties that we consider to be of investment quality.
Investment Securities
We classify investment securities as trading, HTM, or AFS at the date of acquisition. Purchases and sales of securities are generally recorded on a trade-date basis. We include and record certain certificates of deposit that meet the definition of a security as HTM investments.
HTM Securities
We classify securities that we have both the ability and intent to hold to maturity as “held-to-maturity securities” on our statements of condition and carry them at cost adjusted for periodic principal repayments, amortization of premiums and accretion of discounts, previous OTTI losses, and accretion of the non-credit portion of OTTI losses recognized in AOCI.
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
AFS Securities
We classify certain investments that are not classified as HTM or trading, as "available-for-sale securities" on our statements of condition and carry them at fair value. We record changes in the fair value of these securities in Other Comprehensive Income (OCI) as “net unrealized gain (loss) on AFS securities.” For AFS securities that have been hedged and qualify as fair-value hedges, we record the portion of the change in value related to the risk being hedged in other income as “net gain on derivatives and hedging activities” together with the related change in the fair value of the derivative, and record the remainder of the changes in the fair value of the investments in OCI as “net unrealized gain (loss) on AFS securities.”
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

Investment Securities - OTTI
We evaluate our AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. An investment is considered impaired when its fair value is less than its amortized cost basis. We consider an OTTI to have occurred on an impaired security under any of the following circumstances:

•	We intend to sell the impaired debt security;

•	If, based on available evidence, we believe that it is more likely than not that we will be required to sell the impaired debt security before the anticipated recovery of its amortized cost basis; or

•	We do not expect to recover the entire amortized cost basis of the impaired debt security.
Recognition of OTTI
If either of the first two conditions noted above is met, we recognize an OTTI loss in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the statement of condition date. For securities in an unrealized loss position that do not meet either of these conditions, the entire loss position, or total OTTI, is evaluated to determine the extent and amount of credit loss. For our private-label MBS (PLMBS) on which we have previously recognized OTTI losses, we perform a cash flow analysis to determine whether the entire amortized cost basis of an impaired security, including all previously recognized OTTI losses, will be recovered.
In instances in which we determine that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists, but we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security before the anticipated recovery of its amortized cost basis, the carrying value of the debt security is adjusted to its fair value; however, rather than recognizing the entire impairment in current period earnings, the impairment is separated into: (1) the amount of the total impairment related to the credit loss (i.e., the credit component) and (2) the amount of the total impairment related to all other factors (i.e., the non-credit component). The amount of the total impairment related to credit loss is recognized in earnings while the amount related to all other factors (i.e., the non-credit component) is recognized in OCI. The total OTTI is presented in the statements of income with an offset for the amount of the total non-credit OTTI that is recognized in OCI. The credit loss on a debt security is limited to the amount of that security's unrealized losses.
Accounting for OTTI Recognized in AOCI
If, subsequent to a security’s initial OTTI determination, the present value of cash flows expected to be collected is less than the amortized cost of the security, we record additional OTTI charges. The amount of total OTTI for a previously impaired security is determined as the difference between its amortized cost less the amount of OTTI recognized in AOCI prior to the determination of this additional OTTI and its fair value. Any additional credit loss related to previously other-than-temporarily impaired securities is limited to the security's unrealized losses, or the difference between its amortized cost and its fair value. The additional credit loss is reclassified out of AOCI (up to the amount in AOCI) and charged to earnings. Any credit loss in excess of the related AOCI is charged to earnings.
Subsequent increases and decreases (if not an OTTI) in the fair value of AFS securities are netted against the non-credit component of OTTI recognized previously in AOCI. For HTM securities, if the carrying value of a security is less than its current fair value, the carrying value of the security is not increased. However, the OTTI recognized in AOCI for HTM securities is accreted to the carrying value of each security on a prospective basis on a level-yield basis using the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). This accretion is included in investment interest income in the statements of income. For debt securities classified as AFS, we do not accrete the OTTI recognized in AOCI to the carrying value because the subsequent measurement basis for these securities is fair value.
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

Variable Interest Entities
We may have investments in variable interest entities (VIEs) that include, but are not limited to, senior interests in PLMBS and agency MBS. The carrying amounts and classification of the assets that relate to our investments in VIEs are included in investment securities on our statements of condition. We have no liabilities related to these VIEs. The maximum loss exposure for these VIEs is limited to the carrying value of our investments in the VIEs.
If we determine we are the primary beneficiary of a VIE, we would be required to consolidate that VIE. On an ongoing basis, we perform a quarterly evaluation to determine whether we are the primary beneficiary in any VIE. To perform this evaluation, we consider whether we possess both of the following characteristics:

•	The power to direct the VIE's activities that most significantly affect the VIE's economic performance; and

•	The obligation to absorb the VIE's losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Based on an evaluation of these characteristics, we have determined that consolidation is not required for our VIEs for the periods presented. In addition, we have not provided financial or other support (explicitly or implicitly) to our VIEs during the periods presented. Furthermore, we were not previously contractually required to provide, nor do we intend to provide, that support in the future.
Advances
We report advances to members, former members, and state housing authorities at amortized cost, net of premium and discounts, including discounts on advances related to AHP and Community Investment Program/Economic Development Fund (CIP/EDF) reduced interest-rate advances, unearned commitment fees, and hedging adjustments. We amortize the premiums and accrete the discounts on advances and recognize unearned commitment fees and hedging adjustments on terminated hedging relationships to interest income using a level-yield methodology to contractual maturity of the advance. We record interest on advances to income as earned.
Advance Modifications
When we fund a new advance concurrently with or within a short period of time before or after the prepayment of an existing advance, we evaluate whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. We compare the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a 10% difference in the present value of cash flows or if we conclude that the difference between the advances is more than minor based on qualitative assessment of the modifications made to the advance's original contractual terms, the advance is accounted for as a new advance. In all other instances, the new advance is accounted for as a modification.
Prepayment Fees
We charge prepayment fees when a borrower prepays certain advances before the original maturity. We record prepayment fees net of fair value basis adjustments related to hedging activities included in the carrying value of the advance, unamortized premiums, deferred fees, and other adjustments on those advances where prepaid advances were deemed extinguished. The net amount of prepayment fees is reflected as “prepayment fees on advances, net” in the interest income section of the statements of income.
If a new advance qualifies as a modification of an existing advance, the net prepayment fee on the prepaid advance is deferred and recorded, along with any cumulative hedging adjustments, in the basis of the modified advance, and amortized to advance interest income over the life of the modified advance using a level-yield methodology. If the modified advance is also hedged and the hedging relationship meets the hedge accounting criteria, the modified advance is marked to either benchmark or full fair value, depending upon the risk being hedged, and subsequent fair value changes attributable to the hedged risk are recorded in other income on our statements of income, along with changes in the fair value of the associated derivative.
Mortgage Loans Held for Portfolio
We classify mortgage loans that we have the intent and ability to hold to maturity or payoff as held for portfolio and, accordingly, report them net of unamortized premiums, unaccreted discounts, basis adjustments on mortgage loans initially accounted for as mortgage loan commitments, and allowance for credit losses.

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
Credit Enhancements
FHFA regulations require that mortgage loans held in the FHLBanks' portfolios be credit enhanced so that each FHLBank's risk of loss is limited to the losses of an investor in an investment grade or better category. For conventional mortgage loans, participating financial institutions (PFIs) retain a portion of the credit loss on the mortgage loans sold to us by providing credit enhancement through a direct liability to pay credit losses up to a specified amount.
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
Classes of Financing Receivables
Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent needed to understand the exposure to credit risk arising from these financing receivables. We determined that no further disaggregation of portfolio segments identified above in "—Portfolio Segments" is needed as the credit risk arising from these financing receivables is assessed and measured at the portfolio segment level.
Nonaccrual Loans
We place a conventional mortgage loan on nonaccrual status if we determine that either: (1) the collection of the principal or interest is doubtful, or (2) interest or principal is 90 days or more past due. We do not place government-guaranteed or -insured mortgage loans on non-accrual status due to the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.
For those mortgage loans placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. We generally record cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement. If the collection of the remaining principal amount due is considered doubtful, then cash payments received are applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual status when: (1) none of its contractual principal and interest is past due and unpaid, and we expect repayment of the remaining contractual principal and interest, or (2) it otherwise becomes well secured and is in the process of collection.
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
Charge-Off Policy
We evaluate whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events may include the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if it is estimated that the recorded investment in that loan will not be recovered.
Troubled Debt Restructurings (TDRs)
A TDR is a loan restructuring made for economic or legal reasons related to the borrower's financial difficulty that grants a concession to the borrower that we would not otherwise consider. TDR is considered to have occurred when: (1) we grant a concession that would not have been otherwise granted to a borrower for economic or legal reasons and the concession is accepted by the borrower; or (2) a mortgage loan is discharged in a bankruptcy proceeding and the mortgage loan is not reaffirmed. The first type of TDR generally involves mortgage loans where an agreement permits the recapitalization of past due amounts up to the original loan amount. Under this type of modification, generally no other terms of the original loan are modified. We individually evaluate our TDRs for impairment. Credit loss is measured by factoring in expected cash shortfalls incurred as of the reporting date and the economic loss attributable to delaying the original contractual principal and interest due dates. We generally remove the credit loss amount from the general allowance for credit losses and record it as a reduction to the carrying value of the impaired mortgage loan.
REO
REO includes assets that have been received in satisfaction of debt through foreclosures. The transfer of a mortgage loan to REO is recorded at the property's fair value less estimated selling costs, which becomes the new cost basis, and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. If the fair value of the REO (minus estimated selling costs) is less than our recorded investment at the time of transfer, a loss is recognized in the statement of income to the extent that it is not offset by an allowance for credit losses or available funds in the lender risk account (LRA). Any subsequent realized gains and realized or unrealized losses, and carrying costs, are included in other income in the statements of income. REO is recorded in other assets in the statements of condition.
Derivatives
All derivatives are recognized on the statements of condition at their fair values and are reported as either derivative assets or liabilities, net of cash collateral and accrued interest from counterparties. The fair values of derivatives are netted by a futures commission merchant (clearing member) or a counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the statements of cash flows unless the derivative meets the criteria to be a financing derivative.
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

Accounting for Fair Value Hedges
If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for fair value hedge accounting and the offsetting changes in fair value of the hedged items attributable to the hedged risk may be recorded in earnings. Our approaches to hedge accounting include:

•
Long-haul hedge accounting. The application of “long-haul” hedge accounting requires us to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of the hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods.

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

We typically execute derivatives at the same time as the applicable hedged advances, investments, or consolidated obligations, and we designate the hedged item in a qualifying hedge relationship at the trade date. In many hedging relationships, we may designate the hedging relationship upon our firm commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. We record derivatives on the trade date and the associated hedged item on the settlement date, except for investment securities, which generally are recorded at trade date. Hedge accounting begins on the trade date, at which time subsequent changes to the derivative’s fair value are recorded along with the changes in the fair value of the hedged item. On the settlement date, the adjustments to the hedged item’s carrying amount are combined with the proceeds and become part of its total carrying amount.
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset, liability, or firm commitment that are attributable to the hedged risk, are recorded in other income as “net gain on derivatives and hedging activities” on the statements of income. For fair value hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item attributable to the hedged risk) is also recorded in “net gain on derivatives and hedging activities.”
We did not apply cash-flow hedge accounting to any transactions during the years ended December 31, 2014, 2013, and 2012.
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
We may enter into interest-rate exchange agreements to offset the economic effect of other derivatives that are no longer designated in a hedge transaction of one or more advances, investments, or consolidated obligations. In these transactions, critical terms of the offsetting derivative, including maturity dates, call dates, notional amounts, and fixed interest rates, match the de-designated portion of the interest-rate exchange agreement. Offsetting derivatives are effectively a termination of the de-designated portion of the original derivative and the changes in fair value of both derivatives are recognized in other income as “net gain on derivatives and hedging activities.” The net result of the accounting for these derivatives has not significantly affected our operating results.
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
Discontinuance of Hedge Accounting
We discontinue hedge accounting prospectively when: (1) we determine that the derivative is no longer effective in offsetting changes in the fair value of a hedged item attributable to the hedged risk; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) we determine that designating the derivative as a hedging instrument is no longer appropriate.
When hedge accounting is discontinued because we determine that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, we either terminate the derivative or continue to carry the derivative on the statements of condition at its fair value, cease to adjust the hedged item for changes in fair value, and amortize the cumulative basis adjustment on the hedged item into earnings over the remaining term to maturity of the hedged item using a level-yield methodology.
Embedded Derivatives
We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, including structured advances, such as floating-to-fixed convertible advances, capped or floored advances, or symmetrical prepayment advances, variable interest-rate MBS with interest-rate caps, and structured funding, such as step-up and range consolidated obligation bonds, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, investment, debt, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and accounted for as a stand-alone derivative instrument. However, if the entire contract (the host contract and the embedded derivative) is carried at fair value, with changes in fair value reported in current period earnings, or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statements of condition at fair value and no portion of the contract is designated as a hedging instrument.
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
The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. As of December 31, 2014 and 2013, we had $6.1 million and $8.0 million in unamortized computer software costs included in our premises, software, and equipment. In 2013, we recorded a write-down of $4.0 million of previously capitalized software development costs.
Depreciation and Amortization and Accumulated Depreciation and Amortization
Our accumulated depreciation and amortization related to premises, software, and equipment was $18.9 million and $15.6 million as of December 31, 2014 and 2013. Depreciation and amortization expense for premises, software, and equipment was $4.1 million, $4.4 million, and $4.2 million (including $2.4 million, $3.0 million, and $3.4 million amortization of computer software costs) for the years ended December 31, 2014, 2013, and 2012.
Consolidated Obligations
With the exception of those consolidated obligations on which we have elected the fair value option and which are recorded at fair value, we record our consolidated obligations at amortized cost.
Discounts and Premiums on Consolidated Obligations
We accrete or amortize the discounts, premiums, and hedging basis adjustments on consolidated obligation bonds and discount notes to interest expense using the interest method over the term to maturity.
Concessions on Consolidated Obligations
Concessions are paid to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of the concession to us based upon the percentage of the debt issued that we assume.

Concessions paid on consolidated obligations on which the fair value option has been elected are expensed as incurred in other expense. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized, using the interest method, over the contractual life of the related consolidated obligation. Unamortized concessions are included in “other assets” on the statements of condition and the amortization of those concessions is included in consolidated obligation interest expense on the statements of income.
Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to a liability when a member submits a written request for redemption of excess capital stock, formally gives notice of intent to withdraw from membership, or otherwise attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership because the member's shares will then meet the definition of a mandatorily redeemable financial instrument. Reclassifications are recorded at fair value on the date the written redemption request is received or the effective date of attaining nonmember status. On a quarterly basis, we evaluate the outstanding excess stock balances (i.e., stock not being used to fulfill either membership or activity stock requirements) of members with outstanding redemption requests and adjust the amount of capital stock classified as a liability accordingly.
Due to our requirement to obtain FHFA non-objection of any dividend payments, cash dividends on capital stock classified as a liability are recorded at the expected dividend rate when declared and notice of FHFA non-objection has been received and reflected as interest expense in the statements of income. If a member cancels its written notice of redemption or notice of withdrawal, we reclassify any MRCS from a liability to equity and dividends on the reclassified capital stock are no longer recognized as interest expense.
The repurchase or redemption of MRCS is reflected as a financing cash outflow on the statements of cash flows. See Note 14 for more information.
Restricted Retained Earnings
In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement (as amended, the Capital Agreement). Under the Capital Agreement, effective third quarter 2011, each FHLBank began contributing 20% of its quarterly net income to a separate restricted retained earnings account at that FHLBank and will continue to do so until the account balance equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends. The restricted retained earnings balance is included in all capital adequacy measures and is presented separately on the statements of condition. See Note 14 for more information.
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

Note 3—Recently Issued or Adopted Accounting Guidance
Amendments to the Consolidation Analysis
On February 18, 2015, the Financial Accounting Standards Board (FASB) issued amended guidance intended to enhance consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and MBS transactions). The new guidance primarily focuses on the following:

•
Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE.

•	Changing consolidation conclusions for entities in several industries that typically make use of limited partnerships or VIEs.
This guidance becomes effective for the interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted, including adoption in an interim period. We are in the process of evaluating this guidance, but its effect our financial condition, combined results of operations, and combined cash flows is not expected to be material.
Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
On August 27, 2014, the FASB issued final guidance that requires management of all companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact in the footnotes. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard defines substantial doubt as when it is probable (i.e., likely) based on management's assessment of relevant qualitative and quantitative information and judgment that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued (or available to be issued, when applicable). The standard is effective for the annual period ending after December 15, 2016 (December 31, 2016 for the Seattle Bank) and for annual and interim periods thereafter, and early adoption is permitted. We are evaluating the effect on our financial statement disclosures, but we do not expect the impact to be material.
Revenue from Contracts with Customers
On May 28, 2014, the FASB and the International Accounting Standards Board jointly issued a converged standard on the recognition of revenue from contracts with customers to improve the financial reporting of revenue and improve comparability of financial statements globally. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance applies to all contracts with customers except those that are within the scope of other standards, such as financial instruments and other contractual rights and obligations, guarantees (other than product or service warranties), insurance contracts, and leases. This standard is effective for annual reporting periods beginning after December 15, 2016 (January 1, 2017 for the Seattle Bank), including interim periods within that reporting period, and may be adopted under either (1) a full retrospective method, retrospectively to each prior reporting period presented or (2) a transition method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We are evaluating the impact on our financial condition, results of operations, or cash flows, but we do not expect the effect to be material.
Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure
On August 8, 2014, the FASB issued amended guidance relating to the classification and measurement of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This guidance became effective for the interim and annual periods beginning on January 1, 2015, and was adopted prospectively. However, the adoption of this guidance did not have a material effect on our financial condition, results of operations, or cash flows.

Transfers and Servicing—Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure
On June 12, 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and repurchase financing arrangements and requires enhanced disclosures about repurchase agreements and similar transactions. The new standard eliminates sale accounting treatment for repurchase-to-maturity transactions, which now must be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the guidance requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will also result in secured borrowing accounting for the repurchase agreement. This guidance also requires a transferor to disclose additional information about certain transactions, including those in which it retains substantially all of the exposure to the economic returns of the underlying transferred asset over the transaction’s term. This guidance became effective for the interim and annual periods beginning on January 1, 2015, and was adopted prospectively. However, the adoption of this guidance did not have a material effect on our financial condition, results of operations, or cash flows.
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, such collateralized mortgage loans should be reclassified to REO when either: (1) the creditor obtains legal title to the residential real estate upon completion of a foreclosure; or (2) the borrower conveys all interest in the residential real estate to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This guidance became effective for interim and annual periods beginning on January 1, 2015, and was adopted prospectively. However, the adoption of this guidance did not have a material effect on our financial condition, results of operations, or cash flows.
Joint and Several Liability Arrangements
On February 28, 2013, the FASB issued guidance for recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The guidance became effective and was adopted on January 1, 2014. However, the adoption of this guidance did not affect our financial condition, results of operations, or cash flows.
Framework for Adversely Classifying Certain Assets
On April 9, 2012, the FHFA issued an advisory bulletin (AB), AB 2012-02, that establishes a standard and uniform methodology for classifying loans, REO, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. This guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adverse classification requirements were implemented on January 1, 2014, and the charge-off requirements of AB 2012-02 were implemented January 1, 2015. However, the adoption of these requirements did not have a material effect on our financial condition, results of operations, or cash flows.

Note 4—AFS Securities
Major Security Types
The following tables summarize our AFS securities as of December 31, 2014 and 2013.

	As of December 31, 2014
	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
Other U.S. agency obligations (2)	$4,359,947	$—	$4,066	$(10,693)	$4,353,320
GSE obligations (3)	2,271,101	—	11,946	(1,493)	2,281,554
Total non-MBS	6,631,048	—	16,012	(12,186)	6,634,874
MBS:
Residential PLMBS (4)	1,231,860	(35,109)	45,709	—	1,242,460
Total	$7,862,908	$(35,109)	$61,721	$(12,186)	$7,877,334

	As of December 31, 2013
	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
Other U. S agency obligations (2)	$3,406,201	$—	$10,931	$(13,969)	$3,403,163
GSE obligations (3)	1,932,353	—	1,817	(14,115)	1,920,055
Total non-MBS	5,338,554	—	12,748	(28,084)	5,323,218
MBS:
Residential PLMBS (4)	1,319,714	(62,478)	21,049	—	1,278,285
Total	$6,658,268	$(62,478)	$33,797	$(28,084)	$6,601,503

(1)	Includes unpaid principal balance, accretable discounts and unamortized premiums, fair value hedge accounting adjustments, and OTTI charges recognized in earnings.

(2)
Consists of obligations issued or guaranteed by one or more of the following: U.S. Agency for International Development (U.S. AID), Private Export Funding Corporation, and Export-Import Bank of the U.S. (Ex-Im Bank).

(3)	Consists of obligations issued by one or more of the following: Federal Farm Credit Bank (FFCB), Freddie Mac, Fannie Mae, and Tennessee Valley Authority (TVA).

(4)
Amounts reported in “Gross Unrealized Gains” for Residential PLMBS represent net unrealized gains in fair value of previously other-than-temporarily impaired AFS securities above the amount of impairment losses recorded and are included in Unrealized Gain (Loss) on OTTI AFS Securities in Note 14.

The amortized cost basis of our PLMBS classified as AFS includes credit-related OTTI losses of $348.3 million and $374.1 million as of December 31, 2014 and 2013. Of these amounts, as of December 31, 2014 and 2013, unaccreted discount of $129.4 million and $115.2 million will be accreted back to investment interest income on a level-yield basis due to adjustments to yields resulting from significant improvements in the expected cash flows of the securities.
See Note 17 for additional information concerning AFS securities purchased from related parties.

Unrealized Losses on AFS Securities
The following tables summarize our AFS securities in an unrealized loss position as of December 31, 2014 and 2013, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$2,140,887	$(9,700)	$739,667	$(993)	$2,880,554	$(10,693)
GSE obligations	555,755	(1,493)	—	—	555,755	(1,493)
Total non-MBS	2,696,642	(11,193)	739,667	(993)	3,436,309	(12,186)
MBS:
Residential PLMBS *	103,454	(1,277)	444,356	(33,832)	547,810	(35,109)
Total	$2,800,096	$(12,470)	$1,184,023	$(34,825)	$3,984,119	$(47,295)

	As of December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U. S agency obligations	$1,384,795	$(13,969)	$—	$—	$1,384,795	$(13,969)
GSE obligations	1,288,451	(14,115)	—	—	1,288,451	(14,115)
Total non-MBS	2,673,246	(28,084)	—	—	2,673,246	(28,084)
MBS:
Residential PLMBS *	11,505	(852)	737,911	(61,626)	749,416	(62,478)
Total	$2,684,751	$(28,936)	$737,911	$(61,626)	$3,422,662	$(90,562)

* Includes investments for which a portion of OTTI has been recognized in AOCI.
Redemption Terms
The amortized cost basis and fair value, as applicable, of non-MBS AFS securities by remaining contractual maturity as of December 31, 2014 and 2013 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities due to call or prepayment rights.

	As of December 31, 2014		As of December 31, 2013
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$170,136	$170,176	$46,119	$46,128
Due after one year through five years	1,142,883	1,142,558	900,850	902,287
Due after five years through 10 years	3,164,162	3,169,375	993,790	990,061
Due after 10 years	2,153,867	2,152,765	3,397,795	3,384,742
Total non-MBS	6,631,048	6,634,874	5,338,554	5,323,218
Total MBS	1,231,860	1,242,460	1,319,714	1,278,285
Total	$7,862,908	$7,877,334	$6,658,268	$6,601,503

Interest-Rate Payment Terms
The following table summarizes the amortized cost basis of our AFS securities by interest-rate payment terms as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands)
Non-MBS:
Fixed	$4,159,932	$3,599,757
Variable	2,471,116	1,738,797
Total non-MBS	6,631,048	5,338,554
MBS:
Variable	1,231,860	1,319,714
Total	$7,862,908	$6,658,268

Proceeds from and Net Gain on Sales of AFS Securities
During the years ended December 31, 2013 and 2012, we sold AFS securities for proceeds of $41.8 million and $185.3 million, resulting in net realized gains of $903,000 and $1.8 million. We sold no AFS securities during the year ended December 31, 2014.
Credit Risk
A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities, are included in Note 6.
Note 5—HTM Securities
Major Security Types
The following tables summarize our HTM securities as of December 31, 2014 and 2013.

	As of December 31, 2014
	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCI	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit	$356,000	$—	$356,000	$1	$—	$356,001
Other U.S. agency obligations (3)	16,242	—	16,242	142	(2)	16,382
State or local housing agency obligations (4)	2,040,239	—	2,040,239	4,461	(1,964)	2,042,736
Total non-MBS	2,412,481	—	2,412,481	4,604	(1,966)	2,415,119
MBS:
Other U.S. agency single-family MBS (3)	79,289	—	79,289	235	—	79,524
GSE single-family MBS (5)	4,620,571	—	4,620,571	57,378	(707)	4,677,242
GSE multifamily MBS (5)	1,659,182	—	1,659,182	4,419	(136)	1,663,465
Residential PLMBS	350,205	(11,459)	338,746	7,748	(14,131)	332,363
Total MBS	6,709,247	(11,459)	6,697,788	69,780	(14,974)	6,752,594
Total	$9,121,728	$(11,459)	$9,110,269	$74,384	$(16,940)	$9,167,713

	As of December 31, 2013
	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCI	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit	$266,000	$—	$266,000	$15	$—	$266,015
Other U.S. agency obligations (3)	19,168	—	19,168	192	(2)	19,358
State or local housing agency obligations	1,718,173	—	1,718,173	1,777	(8,557)	1,711,393
Total non-MBS	2,003,341	—	2,003,341	1,984	(8,559)	1,996,766
MBS:
Other U.S. agency single-family MBS (3)	109,429	—	109,429	215	—	109,644
GSE single-family MBS (5)	5,544,762	—	5,544,762	31,669	(8,909)	5,567,522
GSE multifamily MBS (5)	1,348,883	—	1,348,883	—	(2,956)	1,345,927
Residential PLMBS	439,476	(14,418)	425,058	8,111	(18,743)	414,426
Total MBS	7,442,550	(14,418)	7,428,132	39,995	(30,608)	7,437,519
Total	$9,445,891	$(14,418)	$9,431,473	$41,979	$(39,167)	$9,434,285

(1)	Includes unpaid principal balance, accretable discounts and unamortized premiums, and OTTI charges recognized in earnings.

(2)	Represent the difference between fair value and carrying value.

(3)	Consists of obligations or securities issued by one or more of the following: Government National Mortgage Association (Ginnie Mae), Small Business Administration (SBA), and U.S. AID.

(4)	Includes $140.0 million of unsecured housing obligations.

(5)	Consists of securities issued by Freddie Mac and Fannie Mae.

The amortized cost basis of our HTM MBS investments determined to be other-than-temporarily impaired includes $743,000 and $769,000 of credit-related OTTI losses as of December 31, 2014 and 2013.
See Note 17 for additional information concerning HTM securities purchased from related parties.
Unrealized Losses on HTM Securities
The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2014 and 2013. The gross unrealized losses include OTTI charges recognized in AOCI and gross unrecognized holding losses.

	As of December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$430	$(1)	$725	$(1)	$1,155	$(2)
State or local housing agency obligations	140,960	(40)	264,145	(1,924)	405,105	(1,964)
Total non-MBS	141,390	(41)	264,870	(1,925)	406,260	(1,966)
MBS:
GSE single-family MBS	—	—	456,298	(707)	456,298	(707)
GSE multifamily MBS	136,627	(136)	—	—	136,627	(136)
Residential PLMBS	9,893	(104)	290,489	(25,486)	300,382	(25,590)
Total MBS	146,520	(240)	746,787	(26,193)	893,307	(26,433)
Total	$287,910	$(281)	$1,011,657	$(28,118)	$1,299,567	$(28,399)

	As of December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$13	$—	$920	$(2)	$933	$(2)
State or local housing agency obligations	529,874	(8,472)	2,160	(85)	532,034	(8,557)
Total non-MBS	529,887	(8,472)	3,080	(87)	532,967	(8,559)
MBS:
GSE single-family MBS	1,790,531	(8,381)	78,405	(528)	1,868,936	(8,909)
GSE multifamily MBS	1,345,927	(2,956)	—	—	1,345,927	(2,956)
Residential PLMBS	39,603	(294)	346,694	(32,867)	386,297	(33,161)
Total MBS	3,176,061	(11,631)	425,099	(33,395)	3,601,160	(45,026)
Total	$3,705,948	$(20,103)	$428,179	$(33,482)	$4,134,127	$(53,585)

Redemption Terms
The amortized cost basis, carrying value, and fair value, as applicable, of non-MBS HTM securities by remaining contractual maturity as of December 31, 2014 and 2013 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities due to call or prepayment rights.

	As of December 31, 2014			As of December 31, 2013
	Amortized Cost Basis	Carrying Value *	Fair Value	Amortized Cost Basis	Carrying Value *	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$393,460	$393,460	$393,473	$286,720	$286,720	$286,753
Due after one year through five years	236,041	236,041	236,219	238,016	238,016	238,137
Due after five years through 10 years	391,618	391,618	392,826	330,175	330,175	330,255
Due after 10 years	1,391,362	1,391,362	1,392,601	1,148,430	1,148,430	1,141,621
Total non-MBS	2,412,481	2,412,481	2,415,119	2,003,341	2,003,341	1,996,766
Total MBS	6,709,247	6,697,788	6,752,594	7,442,550	7,428,132	7,437,519
Total	$9,121,728	$9,110,269	$9,167,713	$9,445,891	$9,431,473	$9,434,285

*	Carrying value of HTM securities represents amortized cost after adjustment for non-credit-related impairment recognized in AOCI.

Interest-Rate Payment Terms
The following table summarizes the amortized cost basis of our HTM securities by interest-rate payment terms as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands)
Non-MBS:
Fixed	$432,124	$339,106
Variable	1,980,357	1,664,235
Total non-MBS	2,412,481	2,003,341
MBS:
Fixed	1,217,844	1,425,778
Variable	5,491,403	6,016,772
Total MBS	6,709,247	7,442,550
Total	$9,121,728	$9,445,891

Note 6—Investment Credit Risk and Assessment for OTTI
Credit Risk
Our MBS investments consist of agency-guaranteed securities and senior tranches of privately-issued prime and Alt-A MBS, collateralized by single- and multi-family residential mortgage loans, including hybrid adjustable-rate mortgages (ARMs) and option ARMs. Our exposure to the risk of loss on our investments in MBS increases when the loans underlying the MBS exhibit high rates of delinquency, foreclosure, or losses on the sale of foreclosed properties.
Assessment for OTTI
We evaluate each of our AFS and HTM investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider (1) whether we intend to sell each such investment security and (2) whether it is more likely than not that we would be required to sell such security before the anticipated recovery of its amortized cost basis. If either of these conditions is met, we recognize an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the statement of condition date. For securities in an unrealized loss position that do not meet either of these conditions, the entire loss position, or total OTTI, is evaluated to determine the extent and amount of credit loss. For our PLMBS on which we have previously recognized OTTI losses, we perform a cash flow analysis to determine whether the entire amortized cost basis of an impaired security, including all previously recognized OTTI losses, will be recovered. The amount of credit loss to be recognized in earnings is limited to the amount of each security's gross unrealized loss.
PLMBS
Our investments in PLMBS were rated "AAA" (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody's Investor Service (Moody's) or Standard & Poor's Ratings Services (S&P), at their respective purchase dates. The "AAA"-rated securities achieved their ratings primarily through credit enhancement, such as subordination and over-collateralization.
To ensure consistency in determination of OTTI for PLMBS among all FHLBanks, the FHLBanks use a system-wide governance committee (OTTI Governance Committee) and a formal process to ensure consistency in key OTTI modeling assumptions used for the purposes of cash flow analysis for these securities. As part of our quarterly OTTI evaluation, we review and approve the key modeling assumptions determined by the FHLBanks' system-wide process, and we perform OTTI cash flow analyses on our entire PLMBS portfolio using the FHLBanks' common framework and approved assumptions.
Our evaluation includes estimating the projected cash flows that we are likely to collect, taking into account the loan-level characteristics and structure of the applicable security and certain modeling assumptions, to determine whether we will recover the entire amortized cost basis of the security, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the PLMBS, expected housing price changes, and interest-rate assumptions.

OTTI Credit Loss
In performing a detailed cash flow analysis, we identify the best estimate of the cash flows expected to be collected in connection with a security. If this estimate results in a present value of expected cash flows (discounted at the security's current effective yield) that is less than the amortized cost basis of the security (i.e., a credit loss exists), an OTTI loss is considered to have occurred. For our variable interest-rate PLMBS, we use the effective interest rate derived from a variable-rate index (e.g., one-month London Interbank Offered Rate (LIBOR)) plus the contractual spread, plus or minus a fixed spread adjustment when there is an existing discount or premium on the security. As the implied forward curve of the index changes over time, the effective interest rates derived from that index will also change over time.
We update our estimate of future estimated cash flows on a quarterly basis. At each quarter-end, we perform our OTTI cash flow analyses using third-party models that consider individual borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future mortgage servicer actions and changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSA), which are based upon an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 4.0% to an increase of 7.0% over the 12-month period beginning October 1, 2014. For the vast majority of markets, the projected short-term housing price forecast ranges from a decrease of 1.0% to an increase of 6.0%.
Previously, home price projections following the short-term period were projected to recover using one of five different recovery paths. Starting in the second quarter of 2014, a unique path has been projected for each geographic area based on an internally developed framework derived from historical data.
We performed a cash flow analysis using a third-party model to assess whether the entire amortized cost basis of our PLMBS securities will be recovered. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in these assumptions and expectations. The scenario of cash flows, based on the model approach described above, reflects a reasonable estimate scenario and includes a base-case current-to-trough price forecast (if applicable) and a base-case housing price recovery path.
For those securities for which an OTTI was determined to have occurred during the year ended December 31, 2014, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. Credit enhancement is defined as the percentage of credit subordination, excess spread or over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Loss For the Year Ended December 31, 2014			As of December 31, 2014
	Cumulative Voluntary Prepayment Rates	Cumulative Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted-Average *			Weighted-Average *
(in percentages)
Alt-A:
2006	5.3	47.5	41.1	9.2
2005	16.7	27.0	42.2	—
Total Alt-A	5.6	46.9	41.2	9.0

*	Weighted-average percentage is based on unpaid principal balances.
Based on our analysis, we recorded $4.8 million of additional OTTI credit losses in 2014 on three securities determined to be other-than-temporarily impaired in prior reporting periods. No additional securities were determined to be other-than-temporarily impaired in 2014. For the year ended December 31, 2013, we sold one other-than-temporarily impaired security, which had recovered its amortized cost basis. We sold no securities during the year ended December 31, 2014. As of December 31, 2014, we have the ability and intent to hold our other-than-temporarily impaired securities until their fair values exceed their amortized cost bases. See Note 4 for additional information on sales of AFS securities.

The additional OTTI credit losses recorded in 2014 were also attributable, in part, to changes in mortgage servicer practices, as decreases in advanced principal and interest from servicers on delinquent loans have reduced current payments on certain securities causing reductions in projected cash flows.
The following table summarizes key life-to-date information as of December 31, 2014 for the PLMBS on which we have recorded OTTI charges during the life of the security (i.e., other-than-temporarily impaired through December 31, 2014).

	As of December 31, 2014
	HTM Securities (1)				AFS Securities (1)
	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Prime (2)	$848	$848	$817	$827	$—	$—	$—
Alt-A (2)	74,508	73,803	62,375	69,806	1,580,164	1,231,860	1,242,460
Total	$75,356	$74,651	$63,192	$70,633	$1,580,164	$1,231,860	$1,242,460

(1)
This table does not include all HTM and AFS securities that are in an unrealized loss position as of December 31, 2014. This table includes only HTM and AFS MBS with OTTI charges during the life of the security.

(2)	Classification based on originator's classification at the time of origination or classification by a NRSRO upon issuance of the MBS.

The following table presents a rollforward of the credit loss components of our OTTI losses on both AFS and HTM securities recognized in earnings for the years ended December 31, 2014, 2013, and 2012. The rollforward relates to the amount of credit losses on investment securities held for which a portion of OTTI losses was recognized in AOCI.

	For the Years Ended December 31,
	2014	2013	2012
(in thousands)
Balance before cumulative actual cash losses, beginning of period	$394,860	$431,841	$513,194
Additions:
Credit losses on securities for which OTTI was not previously recognized	—	—	11
Additional OTTI credit losses on securities for which an OTTI loss was previously recognized (1)	4,840	1,837	11,078
Reductions:
Securities sold and matured during the period (2)	—	(19,247)	(79,900)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities and OTTI credit loss present value accretion (amount recognized in interest income in period noted) (3)	(26,010)	(19,571)	(12,542)
Balance before cumulative actual cash losses, end of period	373,690	394,860	431,841
Cumulative actual cash losses, net	(24,692)	(19,973)	(10,328)
Balance after actual cash losses, end of period	$348,998	$374,887	$421,513

(1)	Relates to securities that were also previously determined to be other-than-temporarily impaired prior to the beginning of the period.

(2)	Represents reductions related to securities sold or that matured during the period and were no longer held at the end of the period.

(3)
As of December 31, 2014, the amortized cost of our PLMBS includes $349.0 million of OTTI credit losses. Of this amount, unaccreted discount of $129.4 million will be accreted back to investment interest income on a level-yield basis over the remaining life of the applicable security due to adjustments to yields resulting from significant improvements in the expected cash flows of the securities.

All Other AFS and HTM Securities
Certain of our remaining AFS and HTM investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace and interest-rate volatility in the U.S. mortgage and credit markets. Based on current information, we determined that, for these investments, the underlying collateral or the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, as of December 31, 2014, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor consider it is more likely than not that we will be required to sell them prior to the anticipated recovery of their amortized cost basis. As a result, we do not consider any of our other investments to be other-than-temporarily impaired as of December 31, 2014.

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
The following table summarizes the par value and weighted-average interest rates of our advances outstanding as of December 31, 2014 and 2013 by remaining term-to-maturity.

	As of December 31, 2014		As of December 31, 2013
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$3,722,410	0.46	$2,710,387	0.37
Due after one year through two years	2,936,039	1.09	2,312,099	0.77
Due after two years through three years	1,141,114	3.21	2,760,738	1.15
Due after three years through four years	788,648	2.26	1,007,201	3.73
Due after four years through five years	451,505	2.10	753,393	2.30
Thereafter	1,183,122	3.00	1,283,703	2.87
Total par value	10,222,838	1.45	10,827,521	1.40
Commitment fees	(320)		(370)
Premium	6,586		7,743
Discount	(5,052)		(6,649)
Hedging adjustments	89,639		107,049
Total	$10,313,691		$10,935,294
We offer fixed-rate callable advances to members that may be prepaid on specified dates without incurring prepayment or termination fees (e.g., returnable or prepayable advances). As of December 31, 2014, we had $15.8 million of callable advances. As of December 31, 2013, we had no callable advances. In exchange for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed-rate advance. If the call option is exercised, replacement funding may be available. We also offer choice advances on which the interest-rate resets at specified intervals based on a spread to our short-term cost of funds and which may be prepaid at any repricing date without incurring a prepayment fee. As of December 31, 2014, we had $125.0 million of choice advances. As of December 31, 2013, we had no choice advances.
Other advances, including symmetrical prepayment advances, may only be prepaid subject to a fee sufficient to make us economically indifferent to a borrower's decision to prepay an advance or maintain the advance until contractual maturity. In the case of our standard advance products, the fee cannot be less than zero; however, the symmetrical prepayment advance removes this floor, resulting in a potential payment to the borrower under certain circumstances. We hedge these advances to ensure that we remain economically indifferent to the borrower's decision to prepay such an advance. Symmetrical prepayment advances outstanding as of December 31, 2014 and 2013, totaled $554.1 million and $442.5 million.
We also offer convertible and putable advances. Convertible advances allow us to convert the advance from variable to fixed interest-rate on a pre-determined date after the lock-out period. The fixed interest rate on a convertible advance is determined at origination. In addition, after the conversion date, the convertible advance is putable on specific dates throughout the remaining term. We had no convertible advances outstanding that had not converted to fixed interest rates as of December 31, 2014 and 2013.
With a putable advance, we effectively purchase a put option from the member that allows us the right to put or extinguish the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase sufficiently above the interest rate that existed when the putable advance was issued. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $881.0 million and $970.5 million as of December 31, 2014 and 2013. The December 31, 2013

amount of putable advances has been corrected from $910.5 million previously reported in our 2013 annual report on Form 10-K to include convertible advances that had converted to fixed interest rates and were putable as of December 31, 2013.
The following table summarizes the par value of our advances by year of remaining contractual maturity or next put date as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands)
Due in one year or less	$4,510,926	$3,665,903
Due after one year through two years (1)	2,567,023	2,217,599
Due after two years through three years (2)	876,614	2,376,722
Due after three years through four years	763,648	685,201
Due after four years through five years	451,505	728,393
Thereafter	1,053,122	1,153,703
Total par value	$10,222,838	$10,827,521
(1) As of December 31, 2014, includes fixed-rate callable advances of $10.8 million with next call date of April 1, 2015.
(2) As of December 31, 2014, includes fixed-rate callable advances of $5.0 million with next call date of December 1, 2015.
The following table summarizes the par value of our advances by interest-rate payment terms as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands)
Fixed:
Due in one year or less	$1,761,526	$1,757,568
Due after one year	4,875,428	5,107,133
Total fixed	6,636,954	6,864,701
Variable:
Due in one year or less	1,960,884	952,820
Due after one year	1,625,000	3,010,000
Total variable	3,585,884	3,962,820
Total par value	$10,222,838	$10,827,521
Credit Risk Exposure and Security Terms
Our potential credit risk from advances is concentrated in commercial banks and thrifts. The par value of advances outstanding to our top five borrowers was $6.8 billion and $8.2 billion as of December 31, 2014 and 2013, which represented 66.4% and 75.6% of total advances outstanding at December 31, 2014 and 2013.
In April 2013, as a result of a corporate restructuring, Bank of America, Oregon, N.A., our then largest borrower, merged into its parent, Bank of America, N.A. (BANA). At that time, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's outstanding advances will eventually decline to zero as the advances mature. Approximately 98% of the entity's $3.1 billion in outstanding advances will mature between 2015 and 2016. On March 6, 2015, one of the BANA advances with a total par value of $500.0 million matured.
We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. See Note 17 for additional information on related party borrowers.
For information on our credit risk on advances and allowance for credit losses, see Note 9.

Prepayment Fees
We record prepayment fees received from members on prepaid advances net of fair-value basis adjustments related to hedging activities, unamortized premium, deferred fees, and other adjustments on those advances where prepaid advances were deemed extinguished. The net amount of prepayment fees is reflected as interest income in our statements of income.
The following table presents our gross prepayment fees, adjustments, net prepayment fees, and the amount of advance principal prepaid for the years ended December 31, 2014, 2013, and 2012.

	For the Years Ended December 31,
	2014	2013	2012
(in thousands)
Gross prepayment fees	$9,245	$9,117	$25,491
Less: Adjustments	6,445	3,212	11,084
Net prepayment fees	$2,800	$5,905	$14,407
Advance principal prepaid	$249,731	$305,418	$845,114
Note 8—Mortgage Loans Held for Portfolio
We historically purchased single-family mortgage loans originated or acquired by participating members (i.e., participating financial institutions) in our MPP; we have not purchased any mortgage loans since 2006 and have sold no mortgage loans since 2011. These mortgage loans are guaranteed or insured by federal agencies or credit-enhanced by the PFIs. We have no current plans to sell the remaining mortgage loans held for portfolio.
The following tables summarize our mortgage loans held for portfolio as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands)
Real Estate:
Fixed interest-rate, medium-term*, single-family	$23,254	$39,240
Fixed interest-rate, long-term, single-family	625,784	759,891
Total unpaid principal balance	649,038	799,131
Premiums	2,997	3,950
Discounts	(3,438)	(4,407)
Deferred loan costs, net	(14)	(120)
Mortgage loans held for portfolio before allowance for credit losses	648,583	798,554
Less: Allowance for credit losses on mortgage loans	(1,404)	(934)
Total mortgage loans held for portfolio, net	$647,179	$797,620
*Medium-term is defined as a term of 15 years or less.

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands)
Government-guaranteed/insured	$62,170	$75,148
Conventional	586,868	723,983
Total unpaid principal balance	$649,038	$799,131

As of December 31, 2014 and 2013, 77% of our outstanding mortgage loans had been purchased from our former member, Washington Mutual Bank, F.S.B. (which was acquired by JPMorgan Chase Bank, N.A., a nonmember).
We do not intend to resume purchasing mortgage loans under the MPP.
For information on our credit risk on mortgage loans and allowance methodology for credit losses, see Note 9.
Note 9—Allowance for Credit Losses
We have established a credit-loss allowance methodology for each of our asset portfolios:

•	Credit products, which include our advances, letters of credit, and other lending products;

•	Government-guaranteed or -insured mortgage loans held for portfolio;

•	Conventional mortgage loans held for portfolio;

•	Term securities purchased under agreements to resell; and

•	Term federal funds sold.
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
Based upon the financial condition of the borrower and other credit factors, we either allow a borrower to retain physical possession of the collateral assigned to the Seattle Bank or require the borrower to specifically assign or place physical possession of the collateral with us or our safekeeping agent. We perfect our security interest in all pledged collateral. The FHLB Act affords any security interest granted to an FHLBank by a borrower priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a perfected security interest.
We consider the payment status, collateral types, and concentration levels, and our borrowers' financial condition to be primary indicators of credit quality for our credit products. As of December 31, 2014 and 2013, we had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of our outstanding extensions of credit.
We continue to evaluate and make changes to our collateral guidelines, as necessary, based on current market conditions. As of December 31, 2014 and 2013, we had no credit products that were past due, on nonaccrual status, or considered impaired. In addition, there were no TDRs related to credit products during the years ended December 31, 2014 and 2013. Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis, and the repayment history on credit products, we have not incurred any credit losses on credit products outstanding as of December 31, 2014 and 2013. Accordingly, we have not recorded any allowance for credit losses for this asset portfolio. In addition, as of December 31, 2014 and 2013, no liability was recorded to reflect an allowance for credit losses for credit exposures not recorded on the statements of condition. For additional information on credit exposure on unrecorded commitments, see Note 18.
Mortgage Loans Held for Portfolio
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

As noted above, our allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans held for portfolio. Specifically, the determination of the allowance generally factors in primary mortgage insurance (PMI) and LRA. PMI is insurance that lenders generally require from homebuyers obtaining mortgage loans in excess of 80% of the applicable home's value at the date of purchase. The LRA is a lender-specific account funded by the Seattle Bank in an amount approximately sufficient to cover expected losses on the pool of mortgages either up front as a portion of the purchase proceeds or through a portion of the net interest remitted monthly by the member. Typically after five years, excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established upon execution of a master commitment contract. As established by the mortgage insurance providers, no LRA balance is required after 11 years based on the assumption that no loan losses are expected beyond 11 years due to principal paydowns and property value appreciation. The PMI and LRA credit enhancements apply after a homeowner's equity is exhausted.
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

The following table presents a rollforward of the LRA for the years ended December 31, 2014 and 2013.

	For the Years Ended December 31,
	2014	2013
(in thousands)
Balance, beginning of year	$1,268	$2,631
Additions	362	545
Claims	(1,103)	(1,056)
Scheduled distributions	(148)	(117)
Other *	—	(735)
Balance, end of year	$379	$1,268

*	Includes funds not distributed to a member as amount may be used to resolve repurchase requests. These funds and the LRA are each recorded within other liabilities on the statements of condition.
Because we purchased most of our conventional mortgage loans prior to 2004, the LRA balances were almost fully distributed as of December 31, 2014. Once the LRA balance is exhausted, our mortgages will have no LRA coverage and our credit exposure will be reflected accordingly in our quarterly allowance for credit loss evaluations.
Allowance for Credit Losses on Mortgage Loans Held for Portfolio

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans held for portfolio for the years ended December 31, 2014 and 2013, as well as the recorded investment in mortgage loans by impairment methodology as of December 31, 2014 and 2013.

	For the Years Ended December 31,
	2014	2013
(in thousands)
Balance, beginning of period	$934	$2,326
Charge-offs(1)	(114)	(243)
Provision (benefit) for credit losses	584	(1,149)
Balance, end of period	$1,404	$934
Ending balance, collectively evaluated for impairment	$1,404	$934
Recorded investments of mortgage loans, end of period (2):
Individually evaluated for impairment	$17,947	$12,571
Collectively evaluated for impairment	$570,742	$713,638

(1)
For the year ended December 31, 2013, includes $37,000 of charge-offs on TDRs, which reduced the carrying value of the individually evaluated impaired mortgage loans. No charge-offs on TDRs were recorded during the year ended December 31, 2014.

(2)
Includes the unpaid principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

As a result of our December 31, 2014 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses were not sufficient to absorb the expected credit losses on our mortgage loan portfolio. Accordingly, we recorded a provision for credit losses in fourth quarter 2014, resulting in a total provision for credit losses of $584,000 for the year ended December 31, 2014. We recorded a benefit for credit losses of $1.1 million for the year ended December 31, 2013 due to a more favorable estimate of future credit losses primarily related to improvements in housing prices.

Credit Quality Indicators
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans held for portfolio as of December 31, 2014 and 2013.

	As of December 31, 2014			As of December 31, 2013
Recorded Investment (1)	Conventional	Government-Guaranteed	Total	Conventional	Government-Guaranteed	Total
(in thousands, except percentages)
Mortgage loans:
Past due 30-59 days delinquent and not in foreclosure	$18,508	$7,818	$26,326	$20,156	$8,963	$29,119
Past due 60-89 days delinquent and not in foreclosure	5,687	2,831	8,518	8,378	3,427	11,805
Past due 90 days or more delinquent (2)	25,960	6,772	32,732	31,042	9,923	40,965
Total past due	50,155	17,421	67,576	59,576	22,313	81,889
Total current loans	538,534	45,363	583,897	666,633	53,601	720,234
Total mortgage loans	$588,689	$62,784	$651,473	$726,209	$75,914	$802,123
Accrued interest - mortgage loans	$2,599	$291	$2,890	$3,217	$352	$3,569
Other delinquency statistics:
In process of foreclosure included above (2) (3)	$18,762	none	$18,762	$24,026	none	$24,026
Serious delinquency rate (4)	4.4%	10.8%	5.0%	4.3%	13.1%	5.1%
Past due 90 days or more still accruing interest	$—	$6,772	$6,772	$—	$9,923	$9,923
Loans on non-accrual status (5)	$25,960	$	$25,960	$34,214	$	$34,214
REO(6)	$1,279	$	$1,279	$3,419	$	$3,419

(1)
Includes the unpaid principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct writedowns. The recorded investment excludes any valuation allowance.

(2)
Conventional mortgage loans includes loans classified as TDRs. As of December 31, 2014 and 2013, $6.7 million of the $17.9 million and $12.6 million recorded investment of TDRs was 90 days or more past due and in the process of foreclosure (non-performing).

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
Individually Evaluated Mortgage Loans
The following table presents our average recorded investment balances and related interest income recognized on our individually evaluated mortgage loans for the years ended December 31, 2014, 2013, and 2012.

	For the Years Ended December 31,
	2014		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
Conventional mortgage loans	$15,798	$481	$13,326	$222	$3,179	$—
Troubled Debt Restructurings
A TDR is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. We have granted a concession when we do not expect to collect all amounts due to us under the original contract as a result of the restructuring. Our TDR loans resulting from modification of terms primarily involve loans where an agreement permits the recapitalization of past due amounts up to the original loan amount. Under this type of modification, no other terms of the original loan are modified, including the borrower's original interest rate and contractual maturity. Loans that are discharged in Chapter 7 bankruptcy and have not been reaffirmed by the borrowers are also considered to be TDRs, except in cases where all contractual amounts due are still expected to be collected as a result of government guarantees.
We individually evaluate our TDRs for impairment when determining our allowance for credit losses. Credit losses in these cases are measured by factoring in expected cash shortfalls incurred as of the reporting date and the economic loss attributable to delaying the original contractual principal and interest due dates. We generally remove the credit loss amount from the general allowance for credit losses and record it as a reduction to the carrying value of the impaired mortgage loan. As of December 31, 2014 and 2013, the recorded investment balances of mortgage loans classified as TDRs were $17.9 million and $12.6 million. The financial amounts related to TDRs are not material to our financial condition, results of operations, or cash flows.
REO
We had $1.3 million and $3.4 million of REO recorded in other assets on our statements of condition as of December 31, 2014 and 2013.
Federal Funds Sold and Securities Purchased Under Agreements to Resell
These investments are generally short-term (primarily overnight), and the recorded balance approximates fair value. We invest in federal funds with counterparties we consider to be of investment quality, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of December 31, 2014 and 2013 were unsecured and were repaid or expected to be repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities purchased under agreements to resell as of December 31, 2014 and 2013.

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

Types of Derivatives
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
Options
An agreement between two entities that establishes the rights but not the obligation, to engage in a future transaction on some underlying security or other financial asset at an agreed-upon price during a certain period of time or on a specific date. Premiums paid to acquire options in fair value hedging relationships are considered the fair value of the derivative at inception of the hedge and are reported in derivative assets or derivative liabilities.
Swaptions
An option on a swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future. When used as a hedge, a swaption can protect an entity that is planning to lend or borrow funds in the future against future interest rate changes. We enter into payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.
Interest-Rate Cap and Floor Agreements
An interest-rate agreement with a threshold above or below which a cash flow is generated if the price or rate of an underlying variable rises above or falls below a certain price.
Interest-rate swaps are generally used to manage interest-rate exposures while swaptions, options, caps, and floors are generally used to manage interest-rate and volatility exposures.
Derivative transactions may be either executed with a counterparty (bilateral derivatives) or, for cleared derivatives, with an executing broker and cleared through clearing member that is a member of a derivatives clearing organization (clearinghouse). Once a derivative transaction has been accepted for clearing by a clearinghouse, the derivative transaction is novated and the executing counterparty is replaced with the clearinghouse.
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
We document at inception all relationships between derivatives designated as hedging instruments and hedged items, and include our risk management objectives and strategies for undertaking the various hedging transactions, and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to: (1) assets or liabilities on the statements of condition or (2) firm commitments. We also formally assess (both at the hedge relationship's inception and at least quarterly thereafter) whether the derivatives in fair value hedging relationships have been effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. We generally use regression analysis to assess the effectiveness of our hedge relationships.

Types of Hedged Items
We are exposed to interest-rate risk on virtually all of our assets and liabilities, and our hedged items may include advances, mortgage loans, investments, and consolidated obligations.
Advances
We offer a wide variety of advance structures to meet members' funding needs. These advances may have maturities up to 30 years with variable or fixed interest rates and may include early termination features or options. The repricing characteristics and optionality embedded in certain advances can create interest-rate risk. We may use derivatives to adjust the repricing and option characteristics of certain advances to more closely match the characteristics of our funding. In general, fixed interest-rate advances or variable interest-rate advances with embedded options are simultaneously hedged with a derivative with terms offsetting the advance's terms and options. For example, we may hedge a fixed interest-rate advance with an interest-rate swap where we pay a fixed rate of interest and receive a variable rate of interest, effectively converting the advance from a fixed to a variable rate of interest. This type of hedge is treated as a fair value hedge.
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
We also offer our members capped advances, which are variable interest-rate advances with a maximum interest rate, and floored advances, which are variable interest-rate advances with a minimum interest rate. When we make a capped or floored advance, we typically purchase or sell an offsetting interest-rate cap or floor from a counterparty. This type of hedge is accounted for as a fair value hedge.
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
Investments
We invest in certificates of deposit, U.S. Treasury bills and bonds, U.S. agency and GSE obligations, the taxable portion of state or local housing finance agency obligations, and U.S. agency and GSE MBS. These investments are classified as either AFS or HTM securities. The interest-rate and prepayment risks associated with these investments are managed through a combination of callable and non-callable debt issuances and derivatives. Certain AFS securities have been designated in fair value hedges. Any other derivatives that are associated with other AFS or all HTM securities are considered economic hedges and are accounted for as freestanding derivatives.
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
Offsetting
We may enter into interest-rate exchange agreements to offset the economic effect of other derivatives that are no longer designated in a hedge transaction of one or more advances, investments, or consolidated obligations. In these transactions, critical terms of the offsetting derivative, including maturity dates, call dates, notional amounts, and fixed interest rates, match the de-designated portion of the interest-rate exchange agreement. Offsetting derivatives are effectively a termination of the de-designated portion of the original derivative and the changes in fair value of both derivatives are recognized in other income as “net gain on derivatives and hedging activities.” The net result of the accounting for these derivatives has not significantly affected our operating results.
Financial Statement Effect and Additional Financial Information
The contractual notional amount of derivatives reflects our involvement in the various classes of financial instruments and serves as a factor in determining periodic interest payments or cash flows received and paid. The notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk. The overall amount that could potentially be subject to credit or market loss is much smaller. The risks of derivatives are more appropriately measured on a hedging relationship or portfolio basis, taking into account the counterparties, the types of derivatives, the item(s) being hedged, and any offsets between the derivatives and the items being hedged.
The following tables summarize the notional amounts and the fair values of our derivatives, including the effect of qualifying netting arrangements and cash collateral as of December 31, 2014 and 2013. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of December 31, 2014
	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$18,819,251	$104,760	$268,782
Interest-rate caps or floors	10,000	—	—
Total derivatives designated as hedging instruments	18,829,251	104,760	268,782
Derivatives not designated as hedging instruments:
Interest-rate swaps	2,472,513	18,703	18,143
Interest-rate swaptions	375,000	305	—
Total derivatives not designated as hedging instruments	2,847,513	19,008	18,143
Total derivatives before netting and collateral adjustments:	$21,676,764	123,768	286,925
Netting and collateral adjustments *		(77,514)	(210,213)
Derivative assets and derivative liabilities		$46,254	$76,712

	As of December 31, 2013
	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$20,808,725	$240,887	$288,271
Interest-rate caps or floors	10,000	1	—
Total derivatives designated as hedging instruments	20,818,725	240,888	288,271
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,979,583	4,235	3,291
Interest-rate swaptions	400,000	3,424	25
Total derivatives not designated as hedging instruments	2,379,583	7,659	3,316
Total derivatives before netting and collateral adjustments:	$23,198,308	248,547	291,587
Netting and collateral adjustments *		(194,053)	(240,004)
Derivative assets and derivative liabilities		$54,494	$51,583

*
Amounts represent the effect of legally enforceable netting arrangements that allow the Seattle Bank to settle positive and negative positions and also cash collateral and related accrued interest held or posted with the same clearing member or counterparty. As of December 31, 2014, the Seattle Bank posted $132.7 million of cash collateral. As of December 31, 2013, we held $21.9 million and posted $67.8 million of cash collateral.

The following table presents the components of net gain on derivatives and hedging activities as presented in the statements of income for the years ended December 31, 2014 , 2013, and 2012.

	For the Years Ended December 31,
	2014	2013	2012
(in thousands)
Derivatives and hedged items designated in fair value hedging relationships:
Net gain related to fair value hedge ineffectiveness - Interest-rate swaps	$2,907	$887	$36,865
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	2,262	765	(392)
Interest rate swaptions	(2,765)	2,429	—
Net interest settlements	1,819	677	366
Offsetting transactions:
Interest-rate swaps	(12)	16	—
Total net gain (loss) related to derivatives not designated as hedging instruments	1,304	3,887	(26)
Net gain on derivatives and hedging activities	$4,211	$4,774	$36,839
The following tables present, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships, and the impact of those derivatives on our net interest income for the years ended December 31, 2014, 2013, and 2012.

	For the Year Ended December 31, 2014
	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$6,534	$(9,373)	$(2,839)	$(86,744)
AFS securities	(160,629)	153,835	(6,794)	(58,749)
Consolidated obligation bonds	45,358	(32,839)	12,519	118,715
Consolidated obligation discount notes	(71)	92	21	81
Total	$(108,808)	$111,715	$2,907	$(26,697)

	For the Year Ended December 31, 2013
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$144,718	$(140,601)	$4,117	$(85,839)
AFS securities	160,690	(144,684)	16,006	(40,449)
Consolidated obligation bonds	(225,979)	206,779	(19,200)	144,534
Consolidated obligation discount notes	78	(114)	(36)	95
Total	$79,507	$(78,620)	$887	$18,341

	For the Year Ended December 31, 2012
	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$9,467	$(13,229)	$(3,762)	$(108,609)
AFS securities (3)	39,538	(8,524)	31,014	(46,100)
Consolidated obligation bonds	(14,345)	23,872	9,527	142,809
Consolidated obligation discount notes	55	31	86	(52)
Total	$34,715	$2,150	$36,865	$(11,952)

(1)	These amounts are reported in other income.

(2)
The periodic net interest settlements on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item. Amounts exclude amortization of hedging adjustments.

(3)
Several of the AFS securities held during the year ended December 31, 2012, which were designated in benchmark fair value hedge relationships, were purchased at significant premiums (e.g., Temporary Liquidity Guarantee Program (TLGP) investments). These TLGP AFS securities were hedged with swaps containing corresponding up-front fees. The fair value of the swaps was recognized through adjustments to fair value each period in "net gain on derivatives and hedging activities" on the statements of income and reflected in the operating and financing activities sections of our statements of cash flow. Amortization of the corresponding premiums on the hedged TLGP AFS securities was recorded in AFS investment interest income. All of our remaining TLGP AFS securities matured during 2012. For the year ended December 31, 2012, we recorded a gain of $22.1 million in net gain on derivatives and hedging activities, which was partially offset by premium amortization of $21.6 million recorded in AFS investment interest income.

Managing Credit Risk on Derivatives
The Seattle Bank is subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements, and we manage this credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in our credit policies and in U.S. Commodity Futures Trading Commission and FHFA regulations. For bilateral derivatives, the degree of credit risk depends on the extent to which netting arrangements are included in our contracts to mitigate the risk. We require collateral agreements with collateral delivery thresholds to be in place for all bilateral counterparties. These agreements include provisions for netting exposures across all transactions with that counterparty. The agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement.
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
Certain of our bilateral interest-rate exchange agreements include provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating were lowered by a major credit rating agency, we might be required to deliver additional collateral on certain bilateral interest-rate exchange agreements in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a liability position as of December 31, 2014 was $127.5 million, for which we posted cash collateral of $51.0 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level (i.e., from "AA" to "A"), we would have been required to deliver up to an additional $45.3 million of collateral at fair value to our bilateral derivative counterparties as of December 31, 2014.
For cleared derivatives, the clearinghouse determines initial margin requirements and, generally, credit ratings are not factored into the initial margin. However, clearing members may require additional initial margin to be posted based on credit events, including, but not limited to, credit rating downgrades. We were not required to post additional initial margin by our clearing members as of December 31, 2014.
Offsetting of Derivative Assets and Derivative Liabilities

We present derivative instruments, related cash collateral (including initial and variation margin received or pledged), and associated accrued interest, on a net basis by clearing member and by counterparty when it has met the netting requirements. The following table presents, as of December 31, 2014 and 2013, the fair value of gross and net derivative assets and liabilities meeting netting requirements, including the related collateral received from or pledged to counterparties. As of December 31, 2014 and 2013, we had no derivative instruments not meeting netting requirements.

	As of December 31, 2014		As of December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(in thousands)
Derivative instruments meeting netting requirements:
Gross recognized amount
Bilateral derivatives	$118,602	$227,781	$218,613	$285,603
Cleared derivatives	5,166	59,144	29,934	5,984
Total gross recognized amount	123,768	286,925	248,547	291,587
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(100,074)	(151,069)	(189,877)	(234,020)
Cleared derivatives	22,560	(59,144)	(4,176)	(5,984)
Total gross amounts of netting adjustments and cash collateral	(77,514)	(210,213)	(194,053)	(240,004)
Net amounts after offsetting adjustments:
Bilateral derivatives	18,528	76,712	28,736	51,583
Cleared derivatives	27,726	—	25,758	—
Total net amounts after offsetting adjustments	46,254	76,712	54,494	51,583
Non-cash collateral received or pledged not offset:
Cannot be sold or repledged: *
Bilateral derivatives	8,699	—	16,632	—
Total collateral that cannot be sold or repledged	8,699	—	16,632	—
Net unsecured amount:
Bilateral derivatives	9,829	76,712	12,104	51,583
Cleared derivatives	27,726	—	25,758	—
Total net unsecured amount	$37,555	$76,712	$37,862	$51,583
* Non-cash collateral consists of U.S. Treasury and GSE securities at fair value.

Note 11—Deposits
We offer demand and overnight deposit programs to our members and to other eligible depositors. In addition, we offer short-term interest-bearing deposit programs to members.
Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed interest rate determined at the issuance of the deposit. The weighted-average interest rates paid on deposits for the years ended December 31, 2014, 2013, and 2012 were 0.03%, 0.03%, and 0.04%.
The following table details our deposits as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands)
Interest bearing:
Demand and overnight	$280,393	$279,512
Term	130,380	130,600
Total interest bearing	$410,773	$410,112
The aggregate amount of term deposits with a denomination of $250,000 or more was $130.0 million and $130.1 million as of December 31, 2014 and 2013.

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
The par amounts of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were $847.2 billion and $766.8 billion as of December 31, 2014 and 2013. Regulations require each FHLBank to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the U.S.; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgage loans, obligations, or other securities that are or ever have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which an FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations. We were in compliance with this regulation at all times during the years ended December 31, 2014 and 2013.

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
Consolidated Obligation Discount Notes
The following table summarizes our outstanding consolidated obligation discount notes as of December 31, 2014 and 2013.

	Book Value	Par Value	Weighted-Average Interest Rate *
(in thousands, except interest rates)
As of December 31, 2014	$14,940,178	$14,941,527	0.07
As of December 31, 2013	$14,989,009	$14,990,400	0.08

*	Represents yield to maturity excluding concession fees.

Consolidated Obligation Bonds
Redemption Terms
The following table summarizes par value and weighted-average interest rates of our outstanding consolidated obligation bonds by remaining contractual term-to-maturity as of December 31, 2014 and 2013.

	As of December 31, 2014		As of December 31, 2013
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$6,209,660	0.37	$6,001,500	1.05
Due after one year through two years	2,813,500	1.04	1,584,660	0.92
Due after two years through three years	2,558,000	1.34	2,318,500	1.03
Due after three years through four years	1,524,650	1.90	1,565,000	1.59
Due after four years through five years	1,958,245	2.83	2,036,650	1.72
Thereafter	1,681,565	3.11	3,819,810	2.90
Total par value	16,745,620	1.33	17,326,120	1.57
Premiums	5,273		3,846
Discounts	(8,222)		(8,940)
Hedging adjustments	107,787		92,841
Fair value option valuation adjustments	(29)		20
Total	$16,850,429		$17,413,887
The amounts in the above table include certain consolidated obligation bond transfers from other FHLBanks. We become the primary obligor on consolidated obligation bonds we accept as transfers from other FHLBanks. As of December 31, 2014, we had a consolidated obligation bond outstanding that was transferred from the FHLBank of Chicago with a par value of $10.0 million and no remaining unamortized premium or discount balance. As of December 31, 2013, we had consolidated obligation bonds outstanding that were transferred from the FHLBank of Chicago with a par value of $132.0 million and an unamortized net premium balance of $242,000. We transferred no consolidated obligation bonds to other FHLBanks during 2014 or 2013.
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
The par value of our consolidated obligation bonds outstanding by call feature consisted of the following as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands)
Non-callable	$8,764,770	$11,278,270
Callable	7,980,850	6,047,850
Total par value	$16,745,620	$17,326,120

The following table summarizes the par value of our outstanding consolidated obligation bonds by the earlier of remaining contractual maturity or next call date as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands)
Due in one year or less	$12,190,510	$11,919,350
Due after one year through two years	2,208,500	1,609,660
Due after two years through three years	453,000	1,653,500
Due after three years through four years	316,000	250,000
Due after four years through five years	708,245	316,000
Thereafter	869,365	1,577,610
Total par value	$16,745,620	$17,326,120

These consolidated obligation bonds, beyond having fixed interest-rate or simple variable interest-rate payment terms, may also have broad terms regarding either principal repayment or coupon payment (e.g., callable bonds that we may redeem, in whole or in part, at our discretion, on predetermined call dates, according to terms of the bond offerings).
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

The following table summarizes the par value of our outstanding consolidated obligation bonds by interest-rate payment type as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands)
Fixed	$14,988,420	$14,456,920
Step-up	1,382,200	1,714,200
Variable	175,000	925,000
Capped variable	200,000	200,000
Range	—	30,000
Total par value	$16,745,620	$17,326,120

We have elected, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation bonds and discount notes with original maturities of one year or less for operational ease or to assist in mitigating potential statement of income volatility that can arise from economic hedges in which the carrying value of the hedged item is not adjusted for changes in fair value. For the latter, prior to entering into a short-term consolidated obligation trade, we perform a preliminary evaluation of the effectiveness of the bond or discount note and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond or discount note. As of December 31, 2014 and 2013, we had $1.5 billion and $500.0 million par value of outstanding consolidated obligation bonds on which we elected the fair value option. As of December 31, 2014 and 2013, we had $500.0 million and $1.0 billion par value of outstanding consolidated obligation discount notes on which we elected the fair value option.

Concessions on Consolidated Obligations
Unamortized concessions included in "other assets" on our statements of condition totaled $2.3 million and $3.0 million as of December 31, 2014 and 2013. The amortization of such concessions is included in consolidated obligation interest expense and totaled $2.1 million, $2.2 million, and $1.8 million for the years ended December 31, 2014, 2013, and 2012.

Note 13—AHP
The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest-rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10% of net earnings subject to assessment. For purposes of the AHP calculation, net earnings is defined as income before assessments, plus interest expense related to MRCS, as discussed below. We accrue this expense based on our net earnings and reduce our AHP liability as members use subsidies.
If an FHLBank experiences a net loss during a quarter, but still has net earnings for the year, its obligation to the AHP is calculated based on its year-to-date net earnings. If the FHLBank has net earnings in subsequent quarters, it is required to contribute additional amounts to meet its calculated annual obligation. If an FHLBank experiences a net loss for a full year, it has no obligation to the AHP for the year because each FHLBank's required annual AHP contribution is limited to its annual net earnings. If the aggregate 10% calculation described above is less than $100 million for all 12 FHLBanks, each FHLBank would be required to assure that the FHLBanks' aggregate contributions equal $100 million. The proration would be made on the basis of an FHLBank's income in relation to the income of all FHLBanks for the previous year. Aggregate contributions exceeded $100 million in 2014, 2013, and 2012.

If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the FHFA for a temporary suspension of its contributions. No FHLBank made such application in 2014, 2013, or 2012.
The following table summarizes our AHP liability and activity for the years ended December 31, 2014, 2013, and 2012.

	For the Years Ended December 31,
	2014	2013	2012
(in thousands)
Balance, January 1	$20,338	$18,330	$13,142
Subsidy usage, net	(4,736)	(4,919)	(2,678)
AHP funding	6,877	6,927	7,866
Balance, December 31	$22,479	$20,338	$18,330
We had no outstanding AHP-related advances as of December 31, 2014 and 2013.

Note 14—Capital
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value per share (1)	$100	$100
Satisfies membership purchase requirement (pursuant to capital plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to capital plan)	Yes (2)	Yes
Statutory redemption period (3)	6 months	5 years
Total outstanding balance (including MRCS):
December 31, 2014	$82,421	$2,230,135
December 31, 2013	$112,062	$2,558,605

(1)	Par value also represents the per share issue, redemption, repurchase, and transfer price between members.

(2)	Effective June 1, 2009, the Board suspended the issuance of Class A capital stock.

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
Only Class B capital stock can be used to meet the membership stock purchase requirement. Subject to the limitations specified in the capital plan, a member may use Class B capital stock or Class A capital stock to meet its activity stock purchase requirement. Under the capital plan, the Board may set the members' advance stock purchase requirement between 2.5% and 6.0% of a member’s outstanding principal balance of advances. For the years ended December 31, 2014 and 2013, the member activity stock purchase requirement was 4.5%. In addition, the Seattle Bank’s capital plan allows the transfer of excess stock between unaffiliated members pursuant to the requirements of the capital plan.
Our capital plan provides for an excess stock pool, which comprises the aggregate amount of excess capital stock (i.e., stock not being used for membership or activity requirements) held by all of our shareholders. The excess stock pool enables a member, when receiving advances from us, to satisfy its advance stock purchase requirement by relying on capital that is associated with total outstanding excess stock rather than purchasing additional stock in the Seattle Bank. As of December 31, 2014, members were using the excess stock pool to support $69.1 million in outstanding advances. However, due to our periodic stock repurchases and dividend payments, effective October 10, 2014, we closed the excess stock pool for new and renewing advances. Outstanding advances supported by the excess stock pool were not affected by this change.
The Gramm Leach Bliley Act (GLB Act) made FHLBank membership voluntary for all members. Generally, members can redeem Class A capital stock by giving six months’ written notice and can redeem Class B capital stock by giving five years’ written notice, subject to certain restrictions. Any member that withdraws from membership may not be re-admitted to membership in any FHLBank until five years from the divestiture date for all capital stock that is held as a condition of membership unless the institution has cancelled its notice of withdrawal prior to the expiration of the redemption period. This restriction does not apply if the member is transferring its membership from one FHLBank to another on an uninterrupted basis.
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

The following table presents a summary of our MRCS activity for the years ended December 31, 2014, 2013, and 2012.

	For the Years Ended December 31,
	2014	2013	2012
(in thousands)
Balance, January 1	$1,747,690	$1,186,204	$1,060,767
Capital stock transferred to MRCS, net *	83,815	633,678	156,872
Repurchases of MRCS	(377,032)	(72,192)	(31,435)
Balance, December 31	$1,454,473	$1,747,690	$1,186,204

*
During 2014, our Board approved waiving the redemption cancellation fee for certain members submitting requests to cancel outstanding stock redemption requests. For the year ended December 31, 2014, $5.2 million of MRCS was transferred to capital stock due to members’ cancellation of redemption requests for previously outstanding capital stock classified as MRCS.

The following table presents the amount of MRCS by year of remaining contractual redemption as of December 31, 2014. The year of redemption in the table reflects the end of the six-month or five-year redemption periods.

	As of December 31, 2014
	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$4,919	$20,443
One year through two years	—	24,439
Two years through three years	—	5,097
Three years through four years	—	554,370
Four years through five years	—	88,442
Past contractual redemption date due to remaining activity (1)	243	33,488
Past contractual redemption date due to regulatory action (2)	44,063	678,969
Total	$49,225	$1,405,248

(1)	Represents MRCS that is past the end of the contractual redemption period because of outstanding activity. MRCS is redeemable at final maturity of related advances and mortgage loans.

(2)	See "Consent Arrangements" below for discussion of the Seattle Bank's MRCS restrictions.

In April 2013, as a result of a corporate restructuring, Bank of America Oregon, N.A., our then largest borrower, merged into its parent, BANA. At that time, Bank of America Oregon, N.A. ceased to be a member of the Seattle Bank, and all outstanding advances and capital stock were assumed by BANA, a nonmember. As a result, Class B capital stock totaling $584.1 million was transferred from equity to MRCS liability. In addition, the balance in MRCS is primarily due to the transfer, in 2008, of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase Bank, N.A., a nonmember. Of the MRCS shown in the table above, these two former members' stock comprises $1.1 billion of the Class B balance.
Capital Concentration
As of December 31, 2014 and 2013, two successors to former members, BANA and JPMorgan Chase Bank, N.A. , held a combined total of 46% and 49% of our total outstanding capital stock, including MRCS.
Stock Repurchases and Redemptions
Although we continue to be restricted from repurchases and redemptions of capital stock under the terms of the Amended Consent Arrangement (see Consent Arrangements below), in September 2012, we implemented an excess capital stock repurchase program, with FHFA non-objection, to repurchase, on a pro rata basis, up to $25.0 million of excess capital stock from across our shareholder base per quarter. Also, in February 2014, we implemented a separate excess capital stock redemption program, with FHFA non-objection, to redeem up to $75.0 million per quarter of excess capital stock on which the redemption waiting period has been satisfied. Under these programs, in 2014, we repurchased $95.0 million and redeemed $299.6 million of excess capital stock. Since implementing the programs, we have repurchased a total of $539.3 million of excess capital stock. Further, we have repurchased $4.4 million, including $2.3 million in 2014, of excess Class B capital stock that had been purchased by members on or after October 27, 2010 for activity purposes (which type of repurchase we are authorized to make without regard to amount).

The following table presents the amount of excess capital stock repurchases and redemptions pursuant to the excess capital stock repurchase and redemption programs described above as well as repurchases of excess Class B capital stock originally purchased on or after October 27, 2010 for activity purposes for the years ended December 31, 2014 and 2013.

	For the Years Ended December 31,
	2014	2013
(in thousands)
Excess capital stock repurchase program:
Capital stock classified as equity	$17,592	$24,164
Capital stock classified as MRCS	77,442	72,192
Excess capital stock repurchases	95,034	96,356
Excess capital stock redemptions	299,590	—
Excess capital stock for activity purposes	2,270	2,132
Total	$396,894	$98,488
In February 2015, following FHFA non-objection, we announced that we will repurchase up to $100.0 million of excess capital stock during first quarter 2015. We will repurchase, on a pro-rata basis, up to $25.0 million of excess capital stock from across our shareholder base and redeem up to $75.0 million of excess capital stock on which the redemption waiting period has been satisfied.

Additional Statutory and Regulatory Restrictions on Capital Stock Redemption
In accordance with the FHLBank Act, each class of our stock is considered putable by the member and we may repurchase, in our sole discretion, any member's stock investments that exceed the required minimum amount. However, there are significant statutory and regulatory restrictions on the obligation to redeem, or right to repurchase the outstanding stock, including those described above. As a result, whether or not a member may have its capital stock in the Seattle Bank repurchased (at our discretion at any time before the end of the redemption period) or redeemed (at a member's request, completed at the end of a redemption period) will depend in part on whether the Seattle Bank is in compliance with those restrictions.
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

In accordance with the Amended Consent Arrangement, as discussed below, we are required to obtain written non-objection from the FHFA prior to paying dividends on our capital stock. The following table presents the cash dividends paid, with FHFA non-objection, during 2013 and 2014. The dividends declared in each quarter were based on net income during the immediately preceding quarter and dividends paid in each quarter were based on average Class A and Class B stock outstanding during the immediately preceding quarter. Dividends on capital stock were recorded as dividends on our statements of capital, and dividends on MRCS were recorded as interest expense on MRCS on our statements of income.

	Payment Date	Dividend per Share	Dividends on Capital Stock	Dividends on MRCS	Total Dividends
(in thousands, except per share data)
For the Year Ended December 31, 2014:
First quarter	02/28/14	$0.025	$231	$441	$672
Second quarter	04/30/14	0.025	229	436	665
Third quarter	07/31/14	0.025	231	413	644
Fourth quarter	10/31/14	0.025	213	408	621
For the Year Ended December 31, 2013 *:
Third quarter	07/30/13	0.025	231	452	683
Fourth quarter	10/30/13	0.025	233	446	679

*	No dividends were paid on our Class A and Class B capital stock during the first half of 2013.
In addition, on January 30, 2015, our Board declared a $0.025 per share cash dividend, based on fourth quarter 2014 net income. With FHFA non-objection, the dividend was paid on February 23, 2015 and totaled $598,000, $215,000 of which was recorded as dividends on capital stock and $383,000 of which was recorded as interest expense on MRCS, and was based on average Class A and Class B stock outstanding during fourth quarter 2014.
In 2006, the Federal Housing Finance Board adopted a regulation limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of its total assets. As of December 31, 2014, we had excess capital stock of $1.6 billion, or 4.6%, of our total assets.
Capital Requirements
We are subject to three capital requirements under our capital plan and FHFA rules and regulations: risk-based capital, regulatory capital-to-assets ratio, and leverage capital-to-assets ratio. We complied with all of these capital requirements as of December 31, 2014.

•
Risk-based capital. We must maintain at all times permanent capital, defined as Class B capital stock (including Class B MRCS) and retained earnings as defined according to GAAP, in an amount at least equal to the sum of our credit risk, market risk, and operational risk capital requirements, all of which are calculated in accordance with FHFA rules and regulations.

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

The FHFA may require us to maintain capital levels in excess of the regulatory minimums described above.

The following table presents our regulatory capital requirements compared to our actual capital positions as of December 31, 2014.

	As of December 31, 2014
Regulatory Capital Requirements	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,201,338	$2,576,510
Regulatory capital-to-assets ratio	4.00%	7.57%
Total regulatory capital	$1,405,168	$2,658,931
Leverage capital-to-assets ratio	5.00%	11.24%
Leverage capital	$1,756,460	$3,947,186

Capital Classification
The FHFA's implementation of the prompt corrective action (PCA) provisions required under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 and as described in the Housing and Economic Recovery Act of 2008 (Housing Act) defined four capital classifications (adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. Once an FHLBank is determined (on not less than a quarterly basis) by the FHFA to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority of the FHFA and a range of mandatory or discretionary restrictions may be imposed. Before implementing a change to an FHLBank's capital classification, the Director of the FHFA is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. Since September 2012, the Seattle Bank has been classified as "adequately capitalized;" however, we remain subject to the requirements stipulated in the Amended Consent Arrangement as discussed below. Until the FHFA determines that we have met the requirements of the Amended Consent Arrangement, we expect to continue to be required to obtain FHFA non-objection prior to redeeming, repurchasing, or paying dividends on capital stock.
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

Retained Earnings
Capital Agreement
In 2011, each of the 12 FHLBanks entered into the Capital Agreement, which is intended to enhance the capital position of each FHLBank. Under the Capital Agreement, each FHLBank will contribute 20% of its net income each quarter to a separate restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends. In compliance with our amended capital plan, we allocated $12.0 million and $12.3 million of our 2014 and 2013 net income to restricted retained earnings and $48.2 million and $49.2 million to unrestricted retained earnings. We reported total retained earnings of $346.4 million and $287.1 million as of December 31, 2014 and 2013.
Accumulated Other Comprehensive Income (Loss)
The following tables present the net change in AOCI for the years ended December 31, 2014, 2013, and 2012.

	Unrealized Gain (Loss) on AFS Securities (Note 4)	Non-credit Portion of OTTI Losses on AFS Securities (Notes 4 and 6)	Non-credit Portion of OTTI Losses on HTM Securities (Notes 5 and 6)	Pension Benefits (Note 15)	Total AOCI
(in thousands)
Balance, December 31, 2011	$10,998	$(611,152)	$(9,572)	$(886)	$(610,612)
Other comprehensive income (loss) before reclassifications:
Net change in fair value	5,095	377,805	—	—	382,900
Non-credit OTTI Losses	—	—	(9,895)	—	(9,895)
Accretion of non-credit loss	—	—	1,851	—	1,851
Reclassifications from other comprehensive income (loss) to net income:
Net realized gain on securities		(1,792)			(1,792)
Non-credit OTTI to credit OTTI	—	11,078	—	—	11,078
Pension benefits	—	—	—	2	2
Net current period other comprehensive income (loss)	5,095	387,091	(8,044)	2	384,144
Balance, December 31, 2012	$16,093	$(224,061)	$(17,616)	$(884)	$(226,468)
Other comprehensive income (loss) before reclassifications:
Net change in fair value	(31,429)	181,698	—	—	150,269
Accretion of non-credit loss	—	—	3,198	—	3,198
Reclassifications from other comprehensive income (loss) to net income:
Net realized gain on securities	—	(903)	—	—	(903)
Non-credit OTTI to credit OTTI	—	1,837	—	—	1,837
Pension benefits	—	—	—	299	299
Net current period other comprehensive (loss) income	(31,429)	182,632	3,198	299	154,700
Balance, December 31, 2013	$(15,336)	$(41,429)	$(14,418)	$(585)	$(71,768)
Other comprehensive income (loss) before reclassifications:
Net change in fair value	19,162	47,189	—	—	66,351
Accretion of non-credit loss	—	—	2,959	—	2,959
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI	—	4,840	—	—	4,840
Pension benefits	—	—	—	(830)	(830)
Net current period other comprehensive income (loss)	19,162	52,029	2,959	(830)	73,320
Balance, December 31, 2014	$3,826	$10,600	$(11,459)	$(1,415)	$1,552

Note 15—Employer Retirement Plans
As of December 31, 2014, the Seattle Bank offered three defined-benefit pension plans and three defined-contribution pension plans. As discussed below, the three defined-benefit pension plans include the Pentegra DB Plan (qualified), the Retirement BEP (non-qualified), and the SERP (non-qualified), while the three defined-contribution pension plans include the two 401(k) savings plans (qualified) and the Thrift BEP (non-qualified).
Qualified Defined-Benefit Multiemployer Plan
We participate in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a tax-qualified, defined-benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes, and as a multiple-employer plan under the Employee Retirement Income Security Act (ERISA) and the Internal Revenue Code. As a result, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Pentegra DB Plan. The plan covered substantially all of our officers and employees hired before January 1, 2005. Under the Pentegra DB Plan, contributions by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately.
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
The most recent Form 5500 available for the Pentegra DB Plan is for the plan year ended June 30, 2013. Our contributions for the plan years ended June 30, 2014 and 2013 were not more than 5% of the total contributions to the Pentegra DB Plan.
The following table summarizes our net pension cost, the Pentegra DB Plan's funded status, and the Seattle Bank's funded status for 2014, 2013, and 2012. The funded status reflects the change in legislation that temporarily adjusts the discount rate used to calculate the pension obligation. The legislation expires in 2015.

	2014		2013		2012
(in thousands, except percentages)
Net pension cost charged to compensation and benefits expense for the year ended December 31,	$2,340		$2,355		$3,101
Pentegra DB Plan funded status as of plan year end	111.3%	(1)	101.3%	(2)	108.4%	(3)
Seattle Bank's funded status as of plan year end	101.9%	(1)	91.4%	(2)	100.0%	(3)

(1)
The Pentegra DB Plan's funded status as of July 1, 2014 is preliminary because the plan's participants were permitted to make contributions for the plan year ended June 30, 2014, through March 15, 2015. Contributions made on or before March 15, 2015, and designated for the plan year ended June 30, 2014, will be included in the final valuation as of July 1, 2015. The final funded status as of July 1, 2014 will not be available until the Form 5500 for the plan year July 1, 2014 through June 30, 2015 is filed (this Form 5500 is due to be filed no later than April 2016).

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

(3)	Based on the 2012 Form 5500, which is for the plan year July 1, 2012 to June 30, 2013.

Qualified Defined-Contribution Retirement Plans
We offer two tax-qualified defined-contribution 401(k) savings plans for eligible employees. One plan is open to all eligible employees and our contributions to that plan are equal to a percentage of the participating employees' eligible compensation (base salary plus incentive compensation) contributions, subject to certain limitations. We contributed $1.1 million, $872,000, and $737,000 for the years ended December 31, 2014, 2013, and 2012. The second plan covers substantially all officers and employees hired after December 31, 2004. Our contributions to the second plan are equal to a percentage of the participating employee's eligible compensation. Contributions to the second plan were $568,000, $400,000, and $313,000 for the years ended December 31, 2014, 2013, and 2012.
Non-Qualified Supplemental Retirement Plans
We offer to certain highly compensated employees non-qualified supplemental retirement plans, including the Thrift Plan Benefit Equalization Plan (Thrift BEP), a defined-contribution pension plan, and the Federal Home Loan Bank of Seattle Retirement Fund Benefit Equalization Plan (Retirement BEP) and the Executive Supplemental Retirement Plan (SERP), both defined benefit pension plans. These plans try to ensure that participants receive the full amount of benefits to which they would have been entitled under the qualified plans in the absence of limits on benefit levels imposed by the Internal Revenue Service. We have established a rabbi trust to meet future benefit obligations and current payments to beneficiaries and have no funded plan assets designated to provide supplemental retirement benefits. We contributed $2.3 million, zero, and $2.7 million to the rabbi trust for the years ended December 31, 2014, 2013 and 2012.
The following table summarizes the minimum obligation liabilities recognized in other liabilities on our statements of condition for our non-qualified supplemental retirement plans as of December 31, 2014 and 2013.

	As of December 31,
	2014	2013
(in thousands)
Defined contribution pension plan - Thrift BEP (1)	$939	$748
Defined benefit pension plans
Retirement BEP (2)	$3,082	$2,227
SERP (2)	1,582	1,006
Total liability for defined benefit pension plans	$4,664	$3,233

(1)	Consists of the employer match and accrued earnings on the employees' deferred compensation.

(2)	Consists of the actuarial present value of benefits for the participants, accumulated deferred compensation, and accrued earnings on the deferrals.
The following table summarizes amounts charged to compensation and benefits expense in our statements of income for our non-qualified supplemental retirement plans for the years ended December 31, 2014, 2013, and 2012.

	For the Years Ended December 31,
	2014	2013	2012
(in thousands)
Defined contribution pension plan - Thrift BEP (1)	$120	$166	$78
Defined benefit pension plans
Retirement BEP (2)	$334	$404	$259
SERP (2)	312	290	429
Total compensation and benefits expense for defined benefit pension plans	$646	$694	$688

(1)	Includes net expense for employer match and accrued earnings.

(2)	Includes deferred compensation and accrued earnings.
The amounts recognized in pension benefits in the statements of comprehensive income for our Retirement BEP and SERP for the years ended December 31, 2014, 2013, and 2012 were a loss of $830,000, and benefits of $299,000 and $2,000. The financial amounts related to our Retirement BEP and SERP plans are not material to our financial condition, results of operations, or cash flows.

Note 16—Fair Value Measurement
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

•
Level 2. Inputs, other than quoted prices within Level 1, that are observable inputs for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, and implied volatilities); and (4) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3. Unobservable inputs for the asset or liability.
Fair value is first based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to us as inputs to our models.
For instruments carried at fair value, we review the fair value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. Except for REO assets (as discussed further below), we had no transfers between fair value hierarchies for the years ended December 31, 2014, 2013, and 2012.

Fair Value Summary Tables
The Fair Value Summary Tables below do not represent an estimate of the overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities. The following tables summarize the carrying value, fair values, and the levels within the fair value hierarchy of our financial instruments as of December 31, 2014 and 2013.

	As of December 31, 2014
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$126	$126	$126	$—	$—	$—
Deposits with other FHLBanks	140	140	140	—	—	—
Securities purchased under agreements to resell	3,000,000	3,000,000	—	3,000,000	—	—
Federal funds sold	4,058,800	4,058,854	—	4,058,854	—	—
AFS securities	7,877,334	7,877,334	—	6,634,874	1,242,460	—
HTM securities	9,110,269	9,167,713	—	8,835,350	332,363	—
Advances (1)	10,313,691	10,384,049	—	10,384,049	—	—
Mortgage loans held for portfolio, net	647,179	689,865	—	689,865	—	—
Accrued interest receivable	49,558	49,558	—	49,558	—	—
Derivative assets, net	46,254	46,254	—	123,768	—	(77,514)
Other assets (rabbi trust)	5,143	5,143	5,143	—	—	—
Financial liabilities:
Deposits	410,773	410,731	—	410,731	—	—
Consolidated obligations:
Discount notes (2)	14,940,178	14,939,865	—	14,939,865	—	—
Bonds (3)	16,850,429	17,038,832	—	17,038,832	—	—
MRCS	1,454,473	1,454,473	1,454,473	—	—	—
Accrued interest payable	51,382	51,382	—	51,382	—	—
Derivative liabilities, net	76,712	76,712	—	286,925	—	(210,213)

	As of December 31, 2013
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$1,459,261	$1,459,261	$1,459,261	$—	$—	$—
Deposit with other FHLBanks	106	106	106	—	—	—
Securities purchased under agreements to resell	1,500,000	1,500,000	—	1,500,000	—	—
Federal funds sold	5,013,000	5,013,058	—	5,013,058	—	—
AFS securities	6,601,503	6,601,503	—	5,323,218	1,278,285	—
HTM securities	9,431,473	9,434,285	—	9,019,859	414,426	—
Advances (1)	10,935,294	10,974,912	—	10,974,912	—	—
Mortgage loans held for portfolio, net	797,620	824,206	—	824,206	—	—
Accrued interest receivable	47,643	47,643	—	47,643	—	—
Derivative assets, net	54,494	54,494	—	248,547	—	(194,053)
Other assets (rabbi trust)	2,894	2,894	2,894	—	—	—
Financial liabilities:
Deposits	410,112	410,087	—	410,087	—	—
Consolidated obligations:
Discount notes (2)	14,989,009	14,989,092	—	14,989,092	—	—
Bonds (3)	17,413,887	17,493,408	—	17,493,408	—	—
MRCS	1,747,690	1,747,690	1,747,690	—	—	—
Accrued interest payable	62,892	62,892	—	62,892	—	—
Derivative liabilities, net	51,583	51,583	—	291,587	—	(240,004)

(1)	Carrying value includes $4.2 billion and $4.1 billion par value of hedged advances whose carrying value includes a hedging adjustment as of December 31, 2014 and 2013.

(2)
Carrying value includes $500.0 million and $1.0 billion of consolidated obligation discount notes recorded at fair value under the fair value option and $249.9 million and $1.5 billion of hedged consolidated obligation discount notes whose carrying value included a hedging adjustment as of December 31, 2014 and 2013.

(3)
Carrying value includes $1.5 billion and $500.0 million of consolidated obligation bonds recorded under the fair value option as of December 31, 2014 and 2013 and $11.4 billion and $12.3 billion of hedged consolidated obligation bonds whose carrying value included a hedging adjustment as of December 31, 2014 and 2013.

The fair value of commitments to extend credit for advances and commitments to issue consolidated obligations were immaterial as of December 31, 2014 and 2013.
Summary of Valuation Techniques and Significant Inputs
Subjectivity of Estimates
Estimates of the fair value of financial assets and liabilities using the methodologies described above are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates.
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
As of December 31, 2014, four prices were received for a majority of our MBS and the final prices for those securities were computed by averaging the prices received as discussed above. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or in those instances where there were outliers or significant yield variances, our additional analyses), we believe our final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and, given the lack of significant market activity for PLMBS, that the fair value measurements of these securities are classified appropriately as Level 3 within the fair value hierarchy.
As an additional step, we reviewed the final fair value estimates of our PLMBS holdings as of December 31, 2014 for reasonableness using an implied yield test. We calculated an implied yield for each of our PLMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the FHLBanks' OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any material adjustments to the fair value estimates were necessary.
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
Mortgage Loans
We determine the fair value of mortgage loans using modeled prices. The modeled prices start with prices for newly issued MBS issued by U.S. GSEs or similar new mortgage loans, adjusted for underlying assumptions or characteristics. Prices are then adjusted for differences in coupon, average loan rate, seasoning, credit risk, and cash flow remittance between our mortgage loans and the referenced MBS or mortgage loans. We also incorporate additional considerations into our valuation process for these assets, including delinquency data, conformance to GSE underwriting standards, and delivery costs, which are market observable inputs. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment and other assumptions. Changes in the prepayment rates often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time. The fair values of certain non-performing loans are estimated based on the values of the underlying collateral or the present values of future cash flows, which may include estimates of prepayment rates and other assumptions.
The fair value of REO is initially determined using a broker's price opinion (BPO) less estimated costs to sell. The BPOs are based upon observable residential property sales (and listings) for comparable properties in specific geographic markets. As of December 31, 2014, we classified our fair value measurement of REO as Level 3 in the fair value hierarchy due to unobservable inputs used in the determination of fair value. On a quarterly basis, we adjust the fair value of an REO asset if the fair value of the REO less costs to sell is less than our recorded investment.
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
The fair values of our derivative assets and liabilities include accrued interest receivable/payable and cash collateral, including initial and variation margin, remitted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by a clearing member or by a counterparty pursuant to the provisions of our qualifying netting arrangements. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability.
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
As of December 31, 2014, there was no spread adjustment to the CO curve used to value the non-callable consolidated obligations carried at fair value.
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

Fair Value Measurements
The following tables present, for each hierarchy level, our assets and liabilities that are measured at fair value on a recurring or non-recurring basis on our statements of condition as of December 31, 2014 and 2013. We measure TDRs, REO, and certain HTM securities at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., HTM securities are remeasured when an OTTI charge is recognized; TDRs and REO are remeasured as a result of becoming impaired). The estimated fair value of REO is based on the current property value, as provided by a third party vendor, adjusted for estimated selling costs.

	As of December 31, 2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral *
(in thousands)
Recurring fair value measurements:
AFS securities:
PLMBS	$1,242,460	$—	$—	$1,242,460	$—
Other U.S. agency obligations	4,353,320	—	4,353,320	—	—
GSE obligations	2,281,554	—	2,281,554	—	—
Derivative assets, net	46,254	—	123,768	—	(77,514)
Other assets (rabbi trust)	5,143	5,143	—	—	—
Total recurring assets at fair value	$7,928,731	$5,143	$6,758,642	$1,242,460	$(77,514)
Consolidated obligations:
Discount notes	$499,930	$—	$499,930	$—	$—
Bonds	1,499,971	—	1,499,971	—	—
Derivative liabilities, net	76,712	—	286,925	—	(210,213)
Total recurring liabilities at fair value	$2,076,613	$—	$2,286,826	$—	$(210,213)
Non-recurring fair value measurements:
Mortgage loans (TDRs)	$491	$—	$491	$—	$—
REO	697	—	—	697	—
Total non-recurring assets at fair value	$1,188	$—	$491	$697	$—

	As of December 31, 2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral *
(in thousands)
Recurring fair value measurements:
AFS securities:
PLMBS	$1,278,285	$—	$—	$1,278,285	$—
Other U.S. agency obligations	3,403,163	—	3,403,163	—	—
GSE obligations	1,920,055	—	1,920,055	—	—
Derivative assets, net	54,494	—	248,547	—	(194,053)
Other assets (rabbi trust)	2,894	2,894	—	—	—
Total recurring assets at fair value	$6,658,891	$2,894	$5,571,765	$1,278,285	$(194,053)
Consolidated obligations:
Discount notes	$999,890	$—	$999,890	$—	$—
Bonds	500,020	—	500,020	—	—
Derivative liabilities, net	51,583	—	291,587	—	(240,004)
Total recurring liabilities at fair value	$1,551,493	$—	$1,791,497	$—	$(240,004)
Non-recurring fair value measurements:
REO	$1,980	$—	$—	$1,980	$—
Total non-recurring assets at fair value	$1,980	$—	$—	$1,980	$—

*
Amounts that are subject to netting arrangements, other agreements, or operation of law that meet netting requirements and also cash collateral and related accrued interest held or placed with the same clearing member or counterparty.

The following table presents a rollforward of our AFS PLMBS that are measured at fair value on our statements of condition on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014, 2013, and 2012.

	AFS PLMBS
	For the Years Ended December 31,
	2014	2013	2012
(in thousands)
Balance, beginning of period	$1,278,285	$1,293,764	$1,269,399
Gain on sale of AFS securities	—	903	1,792
OTTI credit loss recognized in earnings	(4,840)	(1,837)	(11,078)
Credit loss accretion and related interest income	25,979	19,537	12,506
Unrealized gain on OTTI AFS securities	52,029	182,632	387,091
Sales	—	(41,799)	(129,420)
Settlements	(108,993)	(174,915)	(236,526)
Balance, end of period	$1,242,460	$1,278,285	$1,293,764
Fair Value Option
The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, and unrecognized firm commitments not previously carried at fair value. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and firm commitments, with the changes in fair value recognized in net income. Interest income and interest expense on advances and consolidated obligations carried at fair value are recognized solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other expense.
We have elected, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation bonds and discount notes with original maturities of one year or less for operational ease or to assist in mitigating potential statement of income volatility that can arise from economic hedges in which the carrying value of the hedged item is not adjusted for changes in fair value. For the latter, prior to entering into a short-term consolidated obligation trade, we perform a preliminary evaluation of the effectiveness of the bond or discount note and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond or discount note. The potential earnings volatility associated with measuring only the derivative at fair value is the primary reason that we have elected the fair value option for these instruments.
The following table presents the activity on our consolidated obligation bonds on which we elected the fair value option for the years ended December 31, 2014, 2013, and 2012.

	For the Years Ended December 31,
	2014	2013	2012
(in thousands)
Balance, beginning of the period	$500,020	$499,986	$500,014
New transactions elected for fair value option	2,000,000	1,250,000	1,000,000
Maturities and terminations	(1,000,000)	(1,250,000)	(1,000,000)
Net change in fair value adjustments on financial instruments under fair value option	(49)	34	12
Unaccreted premium/discount	—	—	(40)
Balance, end of the period	$1,499,971	$500,020	$499,986

The following table presents the activity on our consolidated obligation discount notes on which we elected the fair value option for the years ended December 31, 2014, 2013, and 2012.

	For the Years Ended December 31,
	2014	2013	2012
(in thousands)
Balance, beginning of the period	$999,890	$1,249,442	$—
New transactions elected for fair value option	500,000	1,350,000	1,250,000
Maturities and terminations	(1,000,000)	(1,600,000)	—
Net change in fair value adjustments on financial instruments under fair value option	288	1,071	473
Unaccreted premium/discount	(248)	(623)	(1,031)
Balance, end of the period	$499,930	$999,890	$1,249,442
For consolidated obligations recorded under the fair value option, only the related contractual interest expense is recorded as part of net interest income on the statements of income. The remaining changes in fair value for instruments on which the fair value option has been elected are recorded as net loss on financial instruments under fair value option in the statements of income. The change in fair value does not include changes in instrument-specific credit risk. We determined that no instrument-specific credit-risk adjustments to the fair values of our consolidated obligation bonds and discount notes recorded under the fair value option were required as of December 31, 2014 and 2013.
The following tables present the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for consolidated obligation bonds and discount notes, as applicable, for which the fair value option has been elected as of December 31, 2014 and 2013.

	As of December 31, 2014
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over (Under) Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation discount notes	$500,000	$499,930	$(70)
Consolidated obligation bonds	1,500,000	1,499,971	(29)
Total	$2,000,000	$1,999,901	$(99)

	As of December 31, 2013
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over (Under) Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation discount notes	$1,000,000	$999,890	$(110)
Consolidated obligation bonds	500,000	500,020	20
Total	$1,500,000	$1,499,910	$(90)
Note 17—Transactions with Related Parties and Other FHLBanks
Transactions with Members
The Seattle Bank is a cooperative and our capital stock is held by current members and former members. Former members include certain nonmembers that own Seattle Bank capital stock as a result of a merger or acquisition of a Seattle Bank member (or former member). Former members and certain members are required to maintain their investment in our capital stock until their outstanding transactions have matured or are paid off and their capital stock is redeemed in accordance with our capital plan or regulatory requirements (see Note 14 for additional information).
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
The following tables set forth significant outstanding balances as of December 31, 2014 and 2013, and the income effect for the years ended December 31, 2014, 2013, and 2012, resulting from related party transactions.

	As of	As of
Balances with Related Parties	December 31, 2014	December 31, 2013
(in thousands)
Assets:
Federal funds sold	$—	$215,000
AFS securities	467,562	485,094
HTM securities	102,563	146,286
Advances (par value)	3,427,971	4,081,877
Mortgage loans held for portfolio	502,407	616,191
Liabilities and capital:
Deposits	7,281	3,078
MRCS	1,103,755	1,374,802
Class B capital stock	84,902	88,025
Class A capital stock	1,129	1,212
Accumulated other comprehensive income (loss)	21,252	(4,952)
Other:
Notional amount of derivatives	7,204,203	6,302,913

	For the Years Ended December 31,
Income (Loss) with Related Parties	2014	2013	2012
(in thousands)
Advances, net *	$(16,049)	$(17,752)	$(12,503)
Securities purchased under agreements to resell	—	1,762	2,037
Federal funds sold	39	482	92
AFS securities	13,978	11,482	16,766
HTM securities	1,478	2,500	3,761
Mortgage loans held for portfolio	30,496	37,822	48,588
MRCS	(1,322)	(703)	—
Deposits	—	—	(1)
Net OTTI loss, credit portion	(105)	(158)	(6,349)
Total	$28,515	$35,435	$52,391

*	Includes prepayment fee income and the effect of associated derivatives with related parties or their affiliates hedging advances with both related parties and non-related parties.

Transactions with Other FHLBanks
From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. We made $5.0 million, $1.2 billion, and $51.0 million in loans with maturities ranging from one to three days to other FHLBanks during the years ended December 31, 2014, 2013, and 2012. We borrowed $27.0 million and $15.2 million from another FHLBank with a maturity of one day during the years ended December 31, 2014 and 2013. There were no loans from other FHLBanks for the year ended December 31, 2012. Interest income and expense on these short-term loans were not material.
In December 2013, we entered into a three-month, renewable $150.0 million letter of credit participation with the FHLBank of Atlanta, which matured during the first quarter of 2014 and was not renewed. The fees earned on the letter of credit participation were not material for the years ended December 31, 2014 and 2013.
In September 2013, we began offering the MPF Xtra® product to our members. The MPF Xtra product is offered under the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago. (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago.) Through a purchase price adjustment, the FHLBank of Chicago receives a transaction fee for its administrative activities for the loans sold to Fannie Mae, and we receive a nominal fee from the FHLBank of Chicago for facilitating the sale of loans by Seattle Bank PFIs through the MPF Xtra product. During 2014 and 2013, Seattle Bank PFIs delivered $22.8 million and $6.0 million of mortgage loans to the FHLBank of Chicago. The fees received by the FHLBank of Chicago and the fees we earned on the mortgage loans sold through the MPF Xtra product were not material for the years ended December 31, 2014 and 2013.
In addition, as of December 31, 2014 and 2013, we had $140,000 and $106,000 on deposit with the FHLBank of Chicago for shared FHLBank System expenses and MPF Xtra program fees.
We may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability of another FHLBank rather than have new debt issued on our behalf by the Office of Finance. For information on debt transfers to or from other FHLBanks, see Note 12.
On September 25, 2014, we entered into the Merger Agreement with the Des Moines Bank. For information on the Merger Agreement, see Note 1.
Note 18—Commitments and Contingencies
The following table summarizes the notional amounts of our off-balance sheet commitments outstanding as of December 31, 2014 and 2013.

	As of December 31, 2014			As of December 31, 2013
	Expire Within One Year	Expire After One Year	Total	Total
(in thousands)
Standby letters of credit outstanding (1)	$425,353	$3,163	$428,516	$490,866
Commitments to fund additional advances	5,000	—	5,000	200
Unsettled consolidated obligation bonds, at par (2)	15,000	—	15,000	315,000
Unsettled consolidated obligation discount notes, at par	257,861	—	257,861	300,000
Other commitments (3)	—	—	—	302,000
Total	$703,214	$3,163	$706,377	$1,408,066

(1)	Excludes unconditional commitments to issue standby letters of credit of $6.0 million and $10.0 million as of December 31, 2014 and 2013.

(2)	As of December 31, 2014 and 2013, $15.0 million and $65.0 million of our unsettled consolidated obligation bonds were hedged with associated interest rate swaps.

(3)	Includes $152.0 million of commitments to purchase investment securities and $150.0 million of letter of credit participation with the FHLBank of Atlanta as of December 31, 2013.
Commitments to Extend Credit
Standby letters of credit are executed for members for a fee. A standby letter of credit is a financing arrangement between the Seattle Bank and a member and is secured by collateral pledged by the member. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. As of December 31, 2014, the original terms of our outstanding standby letters of credit, including related commitments, ranged from 29 days to seven years, including a final expiration of 2017. Unearned fees for standby letter of credit-related transactions are recorded in "other liabilities" and totaled $153,000 and $306,000 as of December 31, 2014 and 2013. We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members and have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on our analyses and collateral requirements, we did not consider it necessary to record additional liability on these commitments.
In addition, we enter into commitments that legally bind us to fund additional advances. These commitments generally are for periods of up to 12 months.
Pledged Collateral
We may pledge securities, as collateral, related to derivatives. (See Note 10 for additional information about our pledged collateral and other credit-risk-related contingent features.)
Lease Commitments
We charged to operating expenses net rental and related costs of $2.0 million, $2.7 million, and $2.7 million for the years ended December 31, 2014, 2013, and 2012. The following table summarizes our future minimum rental for operating leases on our premises for the five years following December 31, 2014.

Minimum Commitment
(in thousands)
2015	$1,944
2016	1,806
2017	1,847
2018	1,696
2019	1,699
Thereafter	7,514
Total	$16,506
On March 5, 2015, we amended our primary operating lease and substantially all of the amounts disclosed above beyond 2015 will no longer be contractually required.
Legal Proceedings
We are subject to legal proceedings arising in the normal course of business. In addition, the Seattle Bank is currently involved in a number of legal proceedings against various entities relating to our purchases and subsequent impairment of certain PLMBS. After consultations with legal counsel, other than as may result from the legal proceedings referenced in the preceding sentence, we do not believe that the ultimate resolutions of any current matters will have a material adverse impact on our financial condition, results of operations, or cash flows. We record an accrual for a loss contingency when it is probable that a loss has been incurred and the amount can be reasonably estimated.
Further discussion of other commitments and contingencies is provided in Notes 7, 10, 12, 14, and 15.

UNAUDITED SUPPLEMENTARY FINANCIAL DATA
Quarterly Financial Data
Quarterly supplementary financial data for each full quarter in the years ended December 31, 2014 and 2013 are included in the tables below.

	2014 Quarter Ended
	December 31	September 30	June 30	March 31
(in thousands)
Interest income	$69,363	$70,612	$68,559	$68,363
Interest expense	27,989	30,393	34,998	36,657
Net interest income	41,374	40,219	33,561	31,706
Less: Provision (benefit) for credit losses	500	(273)	121	236
Net interest income after provision (benefit) for credit losses	40,874	40,492	33,440	31,470
Net OTTI loss, credit portion	(1,655)	(1,556)	(1,626)	(3)
Other income (loss)	1,583	610	4,387	(662)
Total other income (loss)	(72)	(946)	2,761	(665)
Other expense	19,162	22,474	19,764	18,888
Income before assessments	21,640	17,072	16,437	11,917
Assessments	2,205	1,749	1,687	1,236
Net income	$19,435	$15,323	$14,750	$10,681

	2013 Quarter Ended
	December 31	September 30	June 30	March 31
(in thousands)
Interest income	$69,374	$71,163	$70,312	$70,958
Interest expense	36,092	35,770	36,232	36,379
Net interest income	33,282	35,393	34,080	34,579
Less: (Benefit) provision for credit losses	(131)	(989)	12	(41)
Net interest income after benefit (provision) for credit losses	33,413	36,382	34,068	34,620
Net OTTI loss, credit portion	—	(1,495)	—	(342)
Other income (loss)	5,694	5,599	(696)	1,044
Total other income (loss)	5,694	4,104	(696)	702
Other expense	23,621	16,935	21,797	17,561
Income before assessments	15,486	23,551	11,575	17,761
Assessments	1,593	2,400	1,158	1,776
Net income	$13,893	$21,151	$10,417	$15,985
Maturities of Member Term Deposits
The table below represents our member term deposits over $100,000 categorized by time to maturity as of December 31, 2014 and 2013.

	As of	As of
	December 31, 2014	December 31, 2013
(in thousands)
Within three months	$8,360	$7,225
After three months but within 6 months	120,700	122,700
After six months but within 12 months	1,250	600
Total	$130,310	$130,525

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
Under the supervision and with the participation of the Seattle Bank's management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), management of the Seattle Bank evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2014, the end of the period covered by this report. Based on this evaluation, the president and chief executive officer and chief accounting and administrative officer have concluded that the Seattle Bank's disclosure controls and procedures were effective as of December 31, 2014.
Management's Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting as of December 31, 2014 is incorporated and included herein from "Part II. Item 8. Financial Statements and Supplementary Data." The Seattle Bank's independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report regarding the effectiveness of the Seattle Bank's internal control over financial reporting as of December 31, 2014, which immediately follows Management's Report on Internal Control Over Financial Reporting in "Part II. Item 8. Financial Statements and Supplementary Data."
Changes in Internal Control Over Financial Reporting
The president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's internal control over financial reporting performs similar functions as a principal financial officer), conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2014, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. It was determined that there were no changes in internal control over financial reporting in the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Seattle Bank's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Governance
The Seattle Bank’s Board comprises nonmember independent directors and directors elected from member institutions, with the FHLBank Act requiring that two-fifths (2/5) of an FHLBank board be nonmember independent directors. Eligibility for election to the Board and continuing service on the Board are determined by FHFA regulations. Each director must be a citizen of the United States. Each nonmember independent director must be a bona fide resident of the Seattle Bank’s district, and each member director must be an officer or director of a Seattle Bank member institution. A nonmember independent director may not serve as an officer of any FHLBank or as a director, officer, or employee of any Seattle Bank member. At least two independent directors must also qualify as public interest directors. Public interest directors must have more than four years' experience representing consumer or community interests in banking services, credit needs, housing, or financial consumer protection. Independent directors must have experience in, or knowledge of, one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management, or the law. In addition, an independent director must have knowledge or experience commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of the Seattle Bank.
On June 18, 2014, the FHFA completed its annual designation regarding the size and composition of directorships for the FHLBanks. As in 2014, the size of the Seattle Bank’s Board for 2015 has been designated at 14 directorships, including eight member directors and six independent directors.
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
During 2014, two of our independent directors also served as public interest directors. Each of our eight member director positions is allocated to a specific state in our district (including, in the case of Hawaii, certain U.S. territories), and the members in that state elect the director who fills that position, except that our Board is responsible for filling interim vacancies. We hold elections each year for the director positions that will become vacant at year end. As a part of the member election process, we solicit nominations from our eligible members in the relevant states. Members located in the relevant states as of the record date are eligible to participate in the election for the state in which their principal place of business is located. For each director position to be filled, an eligible member may cast one vote for each share of capital stock it was required to hold as of the record date (according to the requirements of our capital plan), except that an eligible member’s votes for each director position to be filled may not exceed the average number of shares of capital stock required to be held by all of the members in that state as of the record date. In the case of an election to fill more than one member director position for a state, an eligible member may not cumulate its votes.
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
Immediately following the Merger, the Continuing Bank's board of directors would be comprised of 29 members, 14 of whom would be the members of our Board immediately prior to the Merger and 15 of whom would be the members of the Des Moines Bank's board of directors immediately prior to the Merger. The Continuing Bank's board of directors is expected to develop and, with the approval of the FHFA, implement a plan to reduce the size of the board at some point following the Merger.
In addition, immediately following the Merger, the chief executive officer of the Continuing Bank would be the current president and chief executive officer of the Des Moines Bank, Richard S. Swanson, and the president of the Continuing Bank would be Michael L. Wilson, the current president and chief executive officer of the Seattle Bank. The chief executive officer of the Continuing Bank and the president of the Continuing Bank would be co-executive leaders of the Continuing Bank, with their respective roles and responsibilities to be established pursuant to the bylaws of the Continuing Bank, as well as the board of directors of the Continuing Bank, and their respective employment agreements with the Continuing Bank. Other than Mr. Wilson taking the position as president of the Continuing Bank and Glen D. Simecek taking the position as Director, Western Office of the Continuing Bank, no Seattle Bank executive officer is expected to continue on as an executive officer of the Continuing Bank following the Merger.
Directors
The Seattle Bank's Board has seven committees: (1) Executive; (2) Regulatory Oversight; (3) Risk; (4) Governance and Compensation; (5) Finance and Budget; (6) Audit and Compliance; and (7) Community Investment.
Information regarding the current directors of the Seattle Bank as of March 11, 2015 is provided below.

Name	Age	Bank Director Since	Expiration of Term as Director	Board Position and Committee Membership
William V. Humphreys	67	2006	December 31, 2016	Chairman of the Board; Executive (Chair); Governance and Compensation; Regulatory Oversight; Risk
Gordon Zimmerman	52	2007	December 31, 2015	Vice Chairman of the Board; Audit and Compliance (Chair) (1); Executive (Vice Chair); Risk (Vice Chair)
Ruth B. Bennett (2) (3)	62	2014	December 31, 2016	Community Investment; Finance and Budget; Risk
David P. Bobbitt	67	2012	December 31, 2018	Audit and Compliance (Vice Chair) (1); Finance and Budget; Regulatory Oversight
Marianne M. Emerson (2) (4)	67	2008	December 31, 2015	Community Investment; Governance and Compensation; Risk
David J. Ferries	60	2011	December 31, 2018	Community Investment (Chair); Regulatory Oversight (Vice Chair); Executive; Risk
Russell J. Lau	62	2005	December 31, 2017	Risk (Chair); Audit and Compliance (1); Executive; Finance and Budget; Governance and Compensation
James G. Livingston	49	2007	December 31, 2017	Finance and Budget (Chair); Audit and Compliance (1); Executive; Risk
Michael W. McGowan (2)	46	2012	December 31, 2015	Regulatory Oversight (Chair); Finance and Budget (Vice Chair); Executive; Governance and Compensation
Cynthia A. Parker (2) (4)	61	2007	December 31, 2017	Governance and Compensation (Chair); Community Investment (Vice Chair); Audit and Compliance (1); Executive; Regulatory Oversight
J. Benson Porter	49	2013	December 31, 2016	Finance and Budget; Governance and Compensation; Risk
Thomas P. Potiowsky(2)	61	2013	December 31, 2016	Audit and Compliance (1); Community Investment; Finance and Budget
Robert M. Teachworth	61	2014	December 31, 2017	Audit and Compliance (1); Community Investment; Finance and Budget
David F. Wilson (2)	68	2007	December 31, 2018	Governance and Compensation (Vice Chair); Community Investment; Regulatory Oversight

(1)
For additional information regarding the Seattle Bank's Audit and Compliance Committee, including relating to independence and audit committee financial expert, see "Part III. Item 13. Certain Relationships and Director Independence."

(2)	Independent director.
(3)	Selected by the Seattle Bank’s Board to fill a vacancy.
(4)	Public interest director.

The following is a biographical summary of the business experience of each of our directors as of March 11, 2015. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years.
William V. Humphreys has served as a director of the Seattle Bank since 2006 and as chairman since 2010. Mr. Humphreys has served as president and chief executive officer of Citizens Bank, a commercial banking services provider, and Citizens Bancorp, a publicly-traded bank holding company, in Corvallis, Oregon, since 1996. He also serves as director of Citizens Bancorp. Mr. Humphreys currently serves as one of three Seattle Bank representatives on the Council of Federal Home Loan Banks. Mr. Humphreys has served as chair of the Oregon Bankers Association, board member of the American Bankers Association, and director and chairman of the State of Oregon Banking Board. He also has served as a faculty member at Oregon Bankers Association Directors College. Mr. Humphreys is currently the chairman of the American Bankers Association Federal Home Loan Bank committee and was recently recognized as a Board Leadership Fellow by the National Association of Corporate Directors. Mr. Humphreys' position as an officer and director of a Seattle Bank member, his knowledge of community banking, and his experience in financial and balance sheet management, corporate governance, organizational leadership, risk assessment, and project development support his qualifications to serve as a member director of the Seattle Bank.
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
David J. Ferries has served as a director of the Seattle Bank since 2011. Mr. Ferries has served as president and chief executive officer of First Federal Savings Bank, a community financial institution in Sheridan, Wyoming, since 2002. Mr. Ferries is a member of the board of directors of First Federal Savings Bank, Forward Sheridan, Inc., an economic development organization, Wyoming Bankers Association, and Whitney Benefits Foundation Advisory Council. Mr. Ferries' experience in strategic planning and risk management and his leadership and management skills support his qualifications to serve as a member director of the Seattle Bank.
Russell J. Lau has served as a director of the Seattle Bank since 2005. Mr. Lau has served as vice chairman and chief executive officer of Finance Factors, Ltd., an FDIC-insured depository financial services loan company in Honolulu, Hawaii, since 1998. In addition, Mr. Lau has served as president and chief executive officer of Finance Enterprises, Ltd., the parent company of Finance Factors, Ltd., since 2004. Further, in connection with his service with Financial Enterprises, Mr. Lau holds the position of vice chairman and chief executive officer of Finance Insurance, Ltd., a Hawaiian independent insurance agency. Mr. Lau has served as president of the Hawaii Banker's Association since June 2013. Mr. Lau's experience in strategic planning, asset/liability management, financial analysis, and regulatory compliance, and leadership and management skills support his qualifications to serve as a member director of the Seattle Bank.

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
Michael W. McGowan has served as a director of the Seattle Bank since 2012. He has served as chief executive officer and chairman of Daniel Capital Management Limited, a global provider of business consulting and funding sources, since 2007. Mr. McGowan has maintained a principal position in several sustainable resource companies focused on water treatment and energy, and he was the primary founder of Nova Biosource Fuels, Inc., a publicly-traded biodiesel company. Prior to entering the water and energy sector, from 1997 through 2007, Mr. McGowan worked in the banking and financial management industry as a manager of a hedge fund and investment portfolio that operated in the global capital markets. Mr. McGowan was previously a member of the Seattle Bank’s Board from April 2007 to December 2008. Mr. McGowan's experience and knowledge of strategic planning and finance support his qualifications as an independent director of the Seattle Bank.
Cynthia A. Parker has served as a director of the Seattle Bank since 2007. Ms. Parker has served as president and chief executive officer of BRIDGE Housing Corporation, one of the nation’s largest developers of affordable housing, headquartered in San Francisco, California, since 2010. Ms. Parker served as regional president for Mercy Housing, Inc., a nonprofit organization that develops affordable housing, from 2008 to 2010, and as senior vice president of the affordable housing and real estate group of Seattle-Northwest Securities, an investment banking firm, between 2002 and 2008. Ms. Parker also served for six years as a director of the Federal Reserve Bank of San Francisco. Ms. Parker's experience in representing community interests in housing and knowledge of human resources and compensation practices support her qualifications to serve as a public interest director of the Seattle Bank.
J. Benson Porter has served as a director of the Seattle Bank since 2013. Mr. Porter has served as president and chief executive officer of Boeing Employees' Credit Union, a not-for-profit financial cooperative in Tukwila, Washington, since April 2012. He served as president and chief executive officer of First Tech Credit Union, a federally chartered credit union in Palo Alto, California, from February 2007 to March 2012. He also served in several positions at Washington Mutual, Inc., a financial savings bank, including as executive vice president and chief administrative officer, from May 1996 to February 2007. Mr. Porter also served as regulatory counsel at Key Bank and as staff director for the Washington State Senate Banking Committee. He is a former director of the FHLBank of San Francisco and currently serves as a member of the board of overseers of Whitman College and the boards of CO-OP Financial Services and CU Direct. Mr. Porter's knowledge of financial management and strategic planning, and his leadership and management skills support his qualifications to serve as a member director of the Seattle Bank.
Robert M. Teachworth has served as a director of the Seattle Bank since January 2014. Mr. Teachworth has served as president and chief executive officer of Denali Alaskan Federal Credit Union, a federally chartered financial institution in Anchorage, Alaska, since 1986. Mr. Teachworth has served as a board member of the National Association of Credit Union Service Organizations since 2007 and also serves as a director of the Alaska Option ATM Network. His experience with strategic planning, organizational management, and financial analysis, and compliance, and his leadership and management skills support his qualifications to serve as a member director of the Seattle Bank.
Thomas P. Potiowsky has served as a director of the Seattle Bank since 2013. Mr. Potiowsky is professor and chair of the Economics Department and director of the Northwest Economic Research Center at Portland State University in Portland, Oregon. Mr. Potiowsky served as Oregon State Economist from 1999 to 2006 and from 2008 to 2011. He also has served as advisor to the Oregon Governor's Council of Economic Advisors. Mr. Potiowsky's knowledge of economics and business administration support his qualifications to serve as an independent director of the Seattle Bank.
David F. Wilson has served as a director of the Seattle Bank since 2007. Mr. Wilson has served as chief executive officer of Wilson Construction LLC, a residential construction company in Sun Valley, Idaho, since 1977. He has served as chairman of the Idaho Housing and Finance Association since 2009 and as a commissioner since 1995. Mr. Wilson is currently the National Association of Home Builders' senior life director and the chairman of the Home Building Industry Disaster Relief Fund. Mr. Wilson's experience in representing community interests in housing support his qualifications to serve as an independent director of the Seattle Bank.

Executive Officers
The following table sets forth information about the executive officers of the Seattle Bank as of March 11, 2015.

Executive Officer	Age	Capacity in Which Served	Seattle Bank Employee Since
Michael L. Wilson	58	President and Chief Executive Officer	2012
Vincent L. Beatty	55	Senior Vice President, Chief Financial Officer	2004
Mike E. Brandeberry	64	Senior Vice President, Chief Counsel, and Corporate Secretary	2010
Christina J. Gehrke	50	Senior Vice President, Chief Accounting and Administrative Officer	1998
Lisa A. Grove	51	Senior Vice President, Chief Audit Executive	2004
Darren R. Hamby	49	Senior Vice President, Chief Human Resources Officer	2012
Michael R. Oberholtzer	63	Senior Vice President, Chief Business Technology Officer	2012
Glen D. Simecek	50	Senior Vice President, Chief Business Officer	2009
John F. Stewart	43	Senior Vice President, Chief Risk Officer	2010
Michael L. Wilson has served as president and chief executive officer of the Seattle Bank since 2012. Previously, Mr. Wilson served as executive vice president and chief business officer of the Des Moines Bank from 2006 to 2012. From 1994 to 2006, Mr. Wilson served in a number of leadership roles at the FHLBank of Boston, including senior executive vice president and chief operating officer from 1999 to 2006. Prior to joining the FHLBank of Boston, Mr. Wilson served as director of the Office of Policy and Research at the FHFB in Washington, D.C. Mr. Wilson is one of the Seattle Bank representatives on the Council of Federal Home Loan Banks, serves on the board of directors of the Office of Finance, and is chairman of the Financing Corporation Directorate.
Vincent L. Beatty has served as senior vice president, chief financial officer of the Seattle Bank since 2008. He also served as the acting chief operating officer of the Seattle Bank from June 2011 to May 2012. Between 2004 and 2008, Mr. Beatty served in multiple positions at the Seattle Bank, including first vice president and treasurer and senior portfolio manager.
Mike E. Brandeberry has served as senior vice president, chief counsel of the Seattle Bank since 2010 and as corporate secretary since 2011. From 2002 to 2009, he served as senior vice president and associate general counsel of Washington Mutual Bank, F.A., a financial savings bank, in Seattle, Washington.
Christina J. Gehrke has served as senior vice president, chief accounting and administrative officer of the Seattle Bank since 2011. Previously, Ms. Gehrke served as senior vice president, chief accounting and administrative officer and corporate secretary from May 2007 to 2011, as well as principal accounting officer since February 2008 and interim principal accounting officer from September 2007 to February 2008. In addition, from 1998 until May 2007, Ms. Gehrke served in various positions at the Seattle Bank, including first vice president, director of audit; vice president, audit services manager; and assistant director of audit.
Lisa A. Grove has served as senior vice president, chief audit executive of the Seattle Bank since November 2014 and senior vice president, director of auditing from 2011 to November 2014. Ms. Grove served as vice president and director of auditing from 2007 to 2011. Ms. Grove also served in multiple positions at the Seattle Bank, including vice president and acting director of auditing, assistant vice president and audit services manager, and audit project manager from 2004 to 2007. Prior to joining the Seattle Bank, Ms. Grove worked at Washington Mutual Bank, F. A. as an audit manager from 1999 to 2004.
Darren R. Hamby has served as senior vice president, chief human resources officer of the Seattle Bank since November 2014 and senior vice president, director of human resources from August 2012 to November 2014. Prior to joining the Seattle Bank, Mr. Hamby served as an independent human resources consultant at the Seattle Bank from November 2011 to August 2012, following an extended sabbatical. From 1997 to 2010, Mr. Hamby served in multiple positions for ZymoGenetics, Inc., a Seattle-based biotechnology firm, most recently serving as senior vice president of human resources and corporate services. Mr. Hamby previously served in the Seattle Bank's human resources department from 1987 to 1997.
Michael R. Oberholtzer has served as senior vice president, chief business technology officer of the Seattle Bank since 2012 and assumed responsibility over the Seattle Bank's member services group in 2014. Prior to joining the Seattle Bank, Mr. Oberholtzer served as senior vice president, information technology at BMO Harris Bank, an integrated financial services organization in Chicago, Illinois, from 2007 to 2012. From 1983 to 2007, Mr. Oberholtzer served in multiple capacities at LaSalle Bank Corporation, a bank holding company that was acquired by Bank of America Corporation, in Chicago, Illinois.
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
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
This Compensation Discussion and Analysis (CD&A) provides information about the Seattle Bank's compensation program for our named executive officers, and includes a discussion and analysis of the Seattle Bank's executive compensation philosophy and objectives, the process used to set executive compensation, and each element of compensation provided to our named executive officers during 2014.
Our named executive officers shown in our 2014 Summary Compensation Table are:

•	Michael L. Wilson, President and Chief Executive Officer

•	Vincent L. Beatty, Senior Vice President, Chief Financial Officer

•	Mike E. Brandeberry, Senior Vice President, Chief Counsel, and Corporate Secretary

•	Christina J. Gehrke, Senior Vice President, Chief Accounting and Administrative Officer

•	John F. Stewart, Senior Vice President, Chief Risk Officer
Compensation Philosophy and Objectives
The Seattle Bank is committed to providing a compensation program that enables us to attract, motivate, reward, and retain highly skilled executive officers, including our named executive officers, who are essential to the achievement of the Seattle Bank's mission, goals, and objectives. The Seattle Bank's total compensation program includes base salary, cash-based incentive compensation, qualified and non-qualified retirement plans, and health and welfare benefits. The program is intended to be fair, market-driven, and performance-based, to reward our executive officers for the quality of their leadership in the attainment of the Seattle Bank's mission, goals, and objectives, and to be compliant with the FHFA's objectives and requirements. Compensation actions for the named executive officers are subject to prior review by the FHFA, whose principles on executive compensation we have incorporated into the design, implementation, and review of our executive compensation policies and practices.
In 2014, our named executive officers were eligible to participate in our Executive Incentive Compensation Plan (EICP), which includes two components: a current annual incentive award component and a three-year deferred incentive award component. As detailed in "—Elements of the Executive Compensation Program—Cash-Based Incentive Compensation Plans" below, the EICP is focused on the accomplishment of quantitative performance measures. The Board approved the EICP for

2014 for our executive officers in January 2014, and submitted the structure for non-objection to the FHFA in late January 2014. A non-objection from the FHFA was received in March 2014 and the EICP was effective retroactive to January 1, 2014.
In connection with the Merger and subject to non-objection of the FHFA, incentive award amounts that were earned by the executive officers under the EICPs for both 2013 and 2014 but which remain subject to deferred payment under the terms of the applicable plan, will be paid to the named executive officers other than Mr. Wilson immediately prior to the Merger. If the Merger is not completed, those certain incentive award amounts will remain subject to deferred payment under the terms of the applicable plan. Information about such payments is described below under "—Elements of the Executive Compensation Program—Cash-Based Incentive Compensation Plans—EICP—Effect of Merger."
The Board approved the EICP for 2015 for our executive officers in November 2014, and submitted the structure for non-objection to the FHFA in late November 2014. The EICP was effective retroactive to January 1, 2015. In contemplation of the Merger, payment of the 2015 EICP awards will be pro-rated for the number of days elapsed in the plan year up to the earlier of (1) the effective date of the Merger, and, (2) if the Merger is not completed by year-end 2015, December 31, 2015. No amounts earned under the EICP for 2015 will be subject to a deferral requirement.
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
X
Determines the Seattle Bank's compensation and benefit program parameters, including recommending bank-wide goals and targets under incentive plans		X
Approves bank-wide incentive goals, targets, and payout percentages under incentive plans	X
Approves payouts for attainment of bank-wide goals	X	X
Establishes individual performance goals and evaluates individual performance		For President and Chief Executive Officer	For Other Executive Officers *
Recommends base salary adjustments and merit increases		For President and Chief Executive Officer	For Other Executive Officers *
Approves base salary adjustments, merit increases, and changes to other compensation benefit packages	For President and Chief Executive Officer	For Other Executive Officers *

*	"Other Executive Officers” refers to our named executive officers, other than our president and chief executive officer.
FHFA Oversight
The FHFA provides oversight of the FHLBanks' executive officer compensation. In addition, FHFA guidance sets forth certain principles to be used by the FHLBanks in setting executive compensation. Under these principles, executive compensation at an FHLBank should be: (1) reasonable and comparable to that of similar positions at comparable financial institutions; and (2) consistent with sound risk management and the preservation of the par value of the FHLBank’s capital stock, with a significant percentage of an executive officer's incentive-based compensation tied to longer-term performance and outcome indicators, and deferred and made contingent upon performance over several years.
Under the supervision of the Board, we provide compensation information, including materials related to compensation decisions for the executive officers, to the FHFA on an ongoing basis in accordance with its requirements.

Compensation Benchmarking
For 2014 compensation, we used blended benchmark data from the following two primary peer groups in setting reasonable and competitive compensation:

•	FHLBanks; and

•	Commercial banks with asset sizes of $20 billion or greater.
The GC Committee retained McLagan to complete a cash compensation review for our named executive officers in November 2013 for purposes of 2014 compensation. McLagan is a nationally recognized global compensation consulting firm with particular expertise in the financial services industry. This analysis provided the blended benchmark data of executive positions at other FHLBanks and divisional heads at commercial banks with asset sizes of $20 billion or greater. The commercial bank peer group focuses on divisional heads as the relevant comparison (e.g., Senior Function Manager of Credit Risk and Market Risk rather than overall Chief Risk Officer). When using the FHLBank peer group, overall function heads are used (e.g., Chief Risk Officer). The commercial banks included in the composite compensation survey provided by McLagan for benchmarking 2014 compensation are shown in Appendix A at the end of this section on executive compensation; however, reliance is not placed on any single institution's survey information, as only composite data is provided and reviewed by the Seattle Bank. While both peer groups generally are relied upon equally, comparisons exclude any equity grant components and focus on cash-based compensation only.
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
Elements of the Executive Compensation Program
Our executive compensation program consists of in-service benefits, including cash-based compensation (base salary and incentive compensation), retirement benefits, health and welfare benefits, and severance benefits. Since we are precluded from offering equity-based compensation, we rely on a mix of non-equity compensation elements to attract, motivate, reward, and retain executive talent. We believe that this approach is appropriate and consistent with prevailing market practice. Each component of our executive compensation program is discussed in detail below.
Base Salary
Base salary is a fundamental component of our executive compensation program and helps ensure that we are successful in attracting and retaining our executive officers by providing a fixed, stable source of compensation to the executive officers.
In setting base salary levels, we consider compensation data from both our peer groups (other applicable FHLBanks and commercial banks with asset sizes of $20 billion or greater, as described above). We also consider an executive’s experience, qualifications, and responsibilities. For example, to attract and retain an executive with significant experience in a particular area of expertise, we may offer that individual a higher base salary than would be indicated by the composite market data. Further, increases to base salary may also vary among executives. For example, an executive whose total compensation is below the relevant market-based total compensation of individuals in similar positions may receive a larger adjustment to compensation than another executive whose total compensation is at or above his or her relevant market-based total compensation.
Base salary adjustments are generally considered at least annually as part of the year-end annual performance review process and also may be considered at other times during the year in recognition of an employee's promotion or an increase in responsibilities. Competitive market adjustments to the 2014 base salaries of our named executive officers were approved in November 2013 by the GC Committee and, in December 2013, non-objection was received from the FHFA. The approved merit increases for the named executive officers were as follows: Mr. Wilson 3.0%, Mr. Beatty 4.7%, Mr. Brandeberry 2.7%, Ms. Gehrke 1.0% and Mr. Stewart 2.0%. Merit increases became effective January 1, 2014.

Further, market adjustments to the 2015 base salaries of our named executive officers were approved in November 2014 by the GC Committee and, in January 2015, non-objection was received from the FHFA. The approved merit increases for the named executive officers were as follows: Mr. Wilson, Mr. Beatty, and Ms. Gehrke, each 3.0%; and Mr. Brandeberry and Mr. Stewart, each 2.5%. Merit increases were retroactive to January 1, 2015.
Cash-Based Incentive Compensation Plans
Historically, we have offered cash-based incentive compensation plans for certain of our employees, including all of our named executive officers. Our cash-based incentive compensation plans are intended to motivate our executive officers and reward their contributions to the achievement of the bank's annual business objectives and longer-term strategic goals and align compensation with achievement of both short-term and long-term goals and the Seattle Bank's mission. These awards are also intended to facilitate retention and commitment of key executives. Following a review in 2013 of the Seattle Bank's compensation program and its goals and objectives, the Board and the GC Committee implemented in 2013 an executive compensation program that combined our annual and long-term incentive compensation plans into one plan, the EICP. Following implementation of the EICP, the Seattle Bank discontinued the Bank Incentive Compensation Plan-Long Term Executive Plan (Long-Term Executive Plan) that provided payments based on performance over a three-year performance period. Performance periods then in progress under the Long-Term Executive Plan were continued in accordance with the terms of that plan; however, no new performance periods began under the Long-Term Executive Plan on or after January 1, 2013. The last performance period under the Long-Term Executive Plan ended December 31, 2014 for the 2012-2014 performance period. An EICP has been implemented annually since 2013, for each of 2013, 2014, and 2015.
EICP
The EICP provides eligibility for an annual cash award in which 50% of the earned award is paid early in the following year (e.g., in 2015 for 2014 award amounts that become payable), and the remaining 50% is paid in equal installments over the following three years, subject to satisfaction of certain requirements, described below.
The Board and the GC Committee implemented an executive incentive compensation program for 2014 that:

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
The EICP contains the following features:
Eligibility

•
Due to their ability to more directly affect the financial condition and operations of the Seattle Bank, executive officers and certain senior staff are eligible to participate in the EICP; remaining staff participate in a separate incentive plan with award opportunities based partially on bank-wide financial objectives identical to those stipulated in the EICP and individual line-of-sight goals.

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

Award Opportunities and Payouts for Executive Officers

•	Award opportunities emphasize achieving a balance of annual strategic objectives and long-term performance.

•	Awards can be earned, up to specified limits, upon achievement of at least threshold performance on all or a portion of applicable bank performance measures during the relevant performance period.

•	Amounts payable under the EICP cannot exceed 95% of the president and chief executive officer's base salary, and 80% of the other executive officers' base salaries for 2014.

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

•
50% of earned awards will be paid to executives in the first quarter of the calendar year that follows the plan year. The remaining 50% will be deferred and paid in one-third increments in the first quarter of the following three years, provided that the quarterly average of the bank's economic value of capital stock (EVCS) in the preceding calendar year remains at or above 100%. However, in connection with the Merger, any earned but deferred and unpaid amounts under the EICP for 2013 and 2014 will be paid to certain executive officers immediately prior to the completion of the Merger, as described below under "—Effect of the Merger."

•
EVCS is defined as the economic value of equity (EVE) divided by the par value of capital stock (PVCS). EVE measures the net present value of the Seattle Bank by discounting all future cash flows at the CO curve. EVCS thus measures the value of the bank as a going concern (i.e., represents the bank’s long-term earnings potential with positions held to maturity rather than exposed to temporary market value fluctuations). If the quarterly average of EVCS in the preceding calendar year is less than 100%, then the deferred payment for the year in question will be forfeited.

Goal Structure
Incentive payments under the EICP are based on achievement of quantitative performance goals, including:
•Level of retained earnings

•	Profitability, defined as spread between return on PVCS and one-month LIBOR

•	Ratio of market to book value (PVCS plus earnings)

•	Management of operational risk

•	Advances outstanding to members

The Board approved four general categories of performance goals for the 2014 plan year, which were capital strength, profitability, risk management, and mission/member goals. The individual performance measures, their weightings, and the overall achievement levels at threshold, target, and excess levels are detailed in the table below. Actual performance results for 2014 are also shown.

Performance Measures	Weighting	Threshold	Target	Excess	2014 Performance Results
Capital Strength:
Retained earnings	25%	$327 million	$337 million	$362 million	$354 million
Profitability:
Spread between return on PVCS and one-month LIBOR	15%	129 bps	168 bps	268 bps	251 bps
Risk Management:
Market to Book Value (PVCS plus earnings)	15%	90.0%	98.0%	105.0%	99.1%
Management of operational risk *	15%	3 points	4 points	5 points	5 points
Mission/Member:
Core member average advances (principal balance)	15%	$2.375 billion	$3.00 billion	$3.90 billion	$2.792 billion
Total average advances (principal balance)	15%	$10.1 billion	$11.4 billion	$13.0 billion	$10.06 billion

*
Either zero or one point awarded for each of five separate measures relating to operational risk events, control over financial reporting, business continuity/disaster recovery, information asset protection, and information technology (IT) general controls. The score of 5 reflects achievement of all operational risk measures.

As indicated in the table above, the capital strength, profitability and risk management performance measures for 2014 met or exceeded the target level of performance, and the core member average advances goal exceeded the threshold level. However, the total average advances goal did not meet the threshold level for 2014 and as a result, the EICP award was negatively impacted. With Board approval, the 2014 performance results for capital strength and profitability exclude the impact of $5.7 million of Merger-related expenses as well as $2.5 million of legal expenses related to the PLMBS litigation in excess of amounts initially budgeted. Based on 2014 performance results, the overall EICP award was 65.43% of base salary for our president and chief executive officer and 54.92% of base salary for our other named executive officers.

The following table provides the total award opportunity range for the named executive officers for 2014 under the EICP as a percentage of base salary and the payouts based on 2014 achievement of bank-wide performance measures, including as a percentage of base salary.

	EICP Seattle Bank Performance (% Base Salary Award Opportunities)			Earned 2014 Payout *
Named Executive Officer	Threshold	Target	Excess	% Base Salary	Award Amount *

Michael L. Wilson	30%	60%	95%	65.43%	$411,097
Vincent L. Beatty	25%	50%	80%	54.92%	183,982
Mike E. Brandeberry	25%	50%	80%	54.92%	166,408
Christina J. Gehrke	25%	50%	80%	54.92%	163,662
John F. Stewart	25%	50%	80%	54.92%	165,309

*
50% of the earned award amount was paid in first quarter 2015 upon receipt of the FHFA's non-objection.The other 50% of the award amount will be deferred and paid in one-third increments in the first quarter of 2016, 2017, and 2018, assuming the Seattle Bank’s EVCS in the preceding year maintains or exceeds a quarterly average of 100% and the Merger is not completed as of the end of such years. Because of these contingencies, the 50% deferred award payments are not included in the Non-Equity Incentive Plan Compensation column or any other column in the "—Compensation Tables—2014 Summary Compensation Table." All named executive officers received satisfactory performance ratings for 2014. The effect of the Merger on the deferred amounts is described below under "—Effect of Merger."

In addition, one-third of the deferred award amount earned under the EICP for 2013 was paid in the first quarter of 2015. The payments under the EICP for 2013 are included in the Non-Equity Incentive Plan Compensation column in the "—Compensation Tables—2014 Summary Compensation Table."
Effect of Merger
In connection with the Merger, any earned incentive award amounts under the EICPs for each of 2013 and 2014 that remain unpaid will be paid to certain executive officers immediately prior to the completion of the Merger (the Unpaid Incentive Payments), subject to non-objection of the FHFA. All the named executive officers are current participants in the EICPs for 2013 and 2014 and are eligible to receive the Unpaid Incentive Payments, with the exception of Mr. Wilson. In connection with the Merger, Mr. Wilson is expected to become president of the Continuing Bank, and his deferred amounts under the EICPs for 2013 and 2014 will be payable to him in accordance with the original payment schedule and terms of the applicable EICP. The amounts that will be payable to the named executive officers pursuant to the Unpaid Incentive Payments are set forth below under "—Potential Payments Upon Termination or Change in Control—Merger EICP Payments."
No amounts earned under the EICP for 2015 by the named executive officers are subject to a deferral requirement.
Payments of Awards for 2012-2014 Performance Period under the Long-Term Executive Plan
Prior to the implementation of the EICP in 2013, annually-adopted Long-Term Executive Plans rewarded executive officers for achievement of bank-wide performance measures over a three-year performance period. Each performance period under the Long-Term Executive Plan began on January 1 of a year and continued for three consecutive years. Award opportunities under our Long-Term Executive Plans were calculated as a percentage of an executive's annual base salary at the beginning of the performance period. In connection with the Seattle Bank's implementation of the EICP in 2013, no new Long-Term Executive Plans were adopted for periods commencing on or after January 1, 2013, but any previously adopted Long-Term Executive Plans, including the plan covering the 2012-2014 performance period, remained outstanding in accordance with their original terms. Accordingly, there were no changes to the performance measures or calculation of performance awards under the 2012-2014 performance period as a result of the Seattle Bank's implementation of the EICP.
Under each Long-Term Executive Plan, at the end of each three-year performance period, achievement of the performance measures is evaluated against threshold, target, or superior achievement levels. No awards are paid out until after the three-year performance period has ended and the Board has approved the final payout amount, subject to FHFA non-objection. In order to receive a plan award, a participating executive officer generally must remain in the employ of the Seattle Bank until the pay period in which the applicable plan awards are paid and achieve satisfactory individual performance over the performance period. Unless otherwise deferred, the incentive plan payments are generally paid in February of the year following the end of the performance period.

The 2012-2014 performance period has now concluded. No other performance periods under Long-Term Executive Plans remain outstanding. The final awards for the 2012-2014 performance period are shown in the table below and were paid in February 2015, upon FHFA non-objection. Although such awards can be subject to reduction due to failure to meet certain other key objectives as noted in bullet 4 under "—Award Opportunities and Payouts" above, potential deferral periods, and FHFA non-objection, there were no reductions for failure to meet key objectives and no amounts were deferred. Performance measures at threshold, target, and superior levels for the 2012-2014 performance period under the Long-Term Executive Plan are as follows:

•	Threshold - ability to repurchase stock

•	Target - ability to redeem stock

•	Superior - ability to pay a dividend
Although the bank has been repurchasing approximately $25 million of capital stock on a quarterly basis since September 2012, redeeming $75 million per quarter of excess capital stock on which the redemption waiting period has been satisfied since February 2014, and paying modest dividends since July 2013, each repurchase and dividend has required and any such additional actions still require FHFA non-objection. As a result, the GC Committee determined that achievement of the 2012-2014 performance period was between target and superior.

	2012-2014 Long-Term Executive Plan Seattle Bank Performance (% Base Salary Award Opportunities)			Payout
Named Executive Officer	Threshold	Target	Superior	% Base Salary	Award Amount

Michael L. Wilson	20%	40%	60%	53%	$304,870
Vincent L. Beatty	15%	30%	45%	41%	136,573
Mike E. Brandeberry	15%	30%	45%	41%	103,151
Christina J. Gehrke	15%	30%	45%	41%	117,593
John F. Stewart	15%	30%	45%	41%	99,644
Business Risk Assessment
The Seattle Bank believes it does not utilize compensation policies or practices that induce our executive officers and other employees to take unacceptable levels of business risk for the purpose of increasing the executive officers' incentive plan awards at the expense of member interests. The GC Committee believes that the plan designs are conservative in this respect and, together with the other elements of compensation, provide checks and balances that lead to executive incentives being consistent with member interests, sound risk management, and the preservation of the par value of the Seattle Bank’s capital stock. In addition, the annual and long-term executive incentive plans provide that, should the FHFA identify an unsafe or unsound practice or condition at the Seattle Bank (and depending upon the severity of the practice or condition), a named executive officer may receive no or a limited portion of his or her award otherwise earned under the plans. The Board, in its sole discretion, may consider mitigating factors to approve such awards. To mitigate unnecessary or excessive risk taking by executive management, the Seattle Bank's executive incentive plans also contain performance thresholds that are dependent on transactions throughout the Seattle Bank, and that cannot be altered by any one individual. In addition, the Board and the GC Committee each may exercise negative discretion in awarding amounts under the plans. As a result, the Seattle Bank believes that its compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the financial condition, results of operations, or cash flows of the Seattle Bank.
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
The Retirement BEP and the SERP preserve and restore the full pension benefits for their participants that, due to certain limitations under the Internal Revenue Code (IRC), are not payable under the Pentegra DB Plan. Without these supplemental plans, these executives would receive lower percentages of replacement income during retirement than other employees who participate in the Pentegra DB Plan. This supplemental benefit is consistent with market levels and practices. Additional information regarding these plans and the present value of the related accumulated benefits are disclosed in the "—Compensation Tables—2014 Pension Benefits" section described below.
Deferred Compensation Plan
Our named executive officers are eligible to participate in the Federal Home Loan Bank of Seattle Thrift Plan Benefit Equalization Plan (Thrift BEP). The Thrift BEP provides eligible executives with an opportunity to defer into a bookkeeping account up to 25% of their base salary and annual incentive compensation plus receive employer matching contributions. Each account is also credited with notional earnings based on the performance of the investments selected by the participant from the pool of investment choices offered under the 401(k) plan. The Thrift BEP is intended to allow the participants to defer current income and, subject to certain limitations, to receive a corresponding matching contribution, without being limited by the IRC contribution limitations for 401(k) plans. The Thrift BEP reflects our commitment to our executive officers to preserve and restore the full benefits that, due to certain limitations under the IRC, are not payable under our 401(k) plan, and is consistent with market practice. Additional information regarding the Thrift BEP, including current balances under the Thrift BEP, is disclosed in the “—Compensation Tables—2014 Non-Qualified Deferred Compensation" table and accompanying narrative.
Severance and Change in Control Agreements
We provide reasonable severance benefits to eligible employees through a Board-approved policy. Our severance policy is designed to help bridge the gap in employment for eligible employees until other employment is found. If eligibility conditions are met, the Board-approved severance policy will provide benefits to all of our executive officers, including our named executive officers. These severance benefits are described in more detail in the section entitled “—Compensation Tables—Potential Payments Upon Termination or Change in Control” below. In addition, the Board may, in its discretion, approve severance benefits to an executive officer, under certain circumstances, in the event of termination of his or her employment. The Seattle Bank does not provide a “gross up” benefit with respect to any severance under the Board-approved policy. Mr. Wilson, our president and chief executive officer, has severance terms in his employment agreement that are described in the "—Compensation Tables—Employment Agreement with Michael L. Wilson" section below.
In addition, we entered into change in control agreements with each of our named executive officers, effective as of March 17, 2014, that provide certain severance benefits in the event of a qualifying termination of employment in conjunction with or following a change in control. These agreements are described below under "—Compensation Tables—Potential Payments Upon Termination or Change in Control—Change in Control Agreements." We entered into these agreements to help assure the continued dedication of the executive officers, notwithstanding the possibility, threat, or occurrence of a change in control. In the event of a change in control and a qualifying termination of employment, the amounts payable under these agreements represent the maximum amount an executive officer would be eligible to receive in connection with such a termination. In such event, an executive officer would not also be eligible to receive severance benefits under the Board-approved policy or, with respect to Mr. Wilson, under his employment agreement with the Seattle Bank.
Other Benefits
We are committed to providing competitive, high-quality benefits designed to promote health, well-being, and, as described above, income protection for employees. We offer all employees a core level of benefits and the opportunity to choose from a variety of optional benefits. Core benefits offered include medical, dental, prescription drug, vision, and long-term disability insurance, flexible spending accounts, parking or transportation subsidy, worker’s compensation insurance, travel insurance, and life and accident insurance. We also may offer relocation assistance to newly hired employees who must change the location of their principal residence. We believe these benefits are market competitive and necessary to attract top quality executive officers.

In addition, pursuant to Mr. Wilson's employment agreement with the Seattle Bank (see below in the "—Compensation Tables—Employment Agreement with Michael L. Wilson"), Mr. Wilson receives the following perquisites: annual dues up to $2,000 paid for an athletic club membership, financial planning services up to $3,500 per year, paid monthly parking, and a company car allowance of $9,000 per year.
Governance and Compensation Committee Report
The GC Committee of the Board has reviewed and discussed the CD&A for the fiscal year 2014 with management, and based on that review and discussion, the GC Committee recommended to the Board that the CD&A be included in the Seattle Bank’s 2014 Annual Report on Form 10-K.
Governance and Compensation Committee

Cynthia A. Parker, Chair
David F. Wilson, Vice Chair
Marianne M. Emerson
William V. Humphreys
Russell J. Lau
Michael McGowan
J. Benson Porter

Compensation Tables
The following tables and accompanying narrative provide a summary of cash and certain other amounts that the Seattle Bank paid to, or were earned by, our named executive officers for the years ended December 31, 2014, 2013, and 2012, as applicable. It is important to read the following tables closely and in conjunction with the “—Compensation Discussion and Analysis" above. The narrative and footnotes accompanying each table are integral parts of each table.
2014 Summary Compensation Table
The following table sets forth compensation earned in the year reported by our named executive officers. Annual compensation includes amounts deferred at the election of the named executive officers.

Name and Principal Position	Year	Salary		Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (2)		All Other Compensation (3)		Total

Michael L. Wilson (4)	2014	$628,300		$593,512	$622,000		$64,706	(5)	$1,908,518
President and	2013	610,000		249,280	60,000		60,217		979,497
Chief Executive Officer	2012	526,885		158,144	246,000		119,587		1,050,616
Vincent L. Beatty	2014	335,000		265,170	479,000		28,364		1,107,534
Senior Vice President,	2013	320,000		208,043	39,000		25,133		592,176
Chief Financial Officer	2012	329,450	(6)	98,884	166,656		28,416		623,406
Mike E. Brandeberry	2014	303,000		220,102	264,000		18,191		805,293
Senior Vice President,	2013	295,000		183,490	123,000		14,832		616,322
Chief Counsel and	2012	254,798		76,478	108,407		13,232		452,915
Corporate Secretary
Christina J. Gehrke	2014	298,000		233,172	565,000		23,954		1,120,126
Senior Vice President,	2013	295,000		196,077	—	(7)	22,833		513,910
Chief Accounting and	2012	285,000		85,543	214,072		24,387		609,002
Administrative Officer
John F. Stewart	2014	301,000		216,046	148,000		14,704		679,750
Senior Vice President,	2013	295,000		181,740	18,000		13,606		508,346
Chief Risk Officer	2012	241,500		72,486	51,048		9,026		374,060

(1)
Amounts reported for 2014 represent amounts payable under the EICP for 2014 performance, 1/3 of the deferred portion of the EICP for 2013 performance and amounts payable under the 2012-2014 performance period of the Long-Term Executive Plan, as described in the CD&A above. Amounts reported do not include the deferred portion of the EICP award that may become payable in future years under the EICP for 2013 and 2014 contingent on EVCS in years 2015, 2016, and 2017, as described in the CD&A above.

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

(3)
Represents contributions by the Seattle Bank to the 401(k) and Thrift BEP defined contribution plans, as well as any reportable perquisites for the named executive officers. With the exception of Mr. Wilson, the total value of all perquisites to the named executive officers in 2014 did not exceed $10,000, and therefore, no amount is reported above for perquisites for such individuals.

(4)	Mr. Wilson joined the Seattle Bank on January 30, 2012.
(5)	This amount includes $52,706 of company contributions to Mr. Wilson’s 401(k) and Thrift BEP, $9,000 of car allowance, and $3,000 in office parking.
(6)
Mr. Beatty's base salary in 2012 reflects his temporary assumption of the duties of acting chief operating officer in addition to his duties as chief financial officer from June 2011 to May 2012. Mr. Beatty received an additional $3,000 per month, effective for the months in which he served as acting chief operating officer.

(7)
The present value of Ms. Gehrke's Pentegra DB Plan as of December 31, 2013 declined by $76,000, compared to December 31, 2012, which more than offset the $32,000 increase in the present value of her Retirement BEP for the same dates.

2014 Grants of Plan-Based Awards
The following table provides information about incentive amounts that our named executive officers may earn under the EICP based on achievement of 2014 performance measures.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards *
Name	Threshold	Target	Excess

Michael L. Wilson	$188,490	$376,980	$596,885
Vincent L. Beatty	83,750	167,500	268,000
Mike E. Brandeberry	75,750	151,500	242,400
Christina J. Gehrke	74,500	149,000	238,400
John F. Stewart	75,250	150,500	240,800

*
50% of the payout amounts under the EICP for 2014 will be awarded in cash in the first quarter of 2015. The remaining 50% of the payout amounts will be mandatorily deferred and paid in one-third increments in the first quarter of 2016, 2017, and 2018, assuming the Seattle Bank's EVCS in the applicable preceding year maintains or exceeds a quarterly average of 100%, as described in the CD&A above. Notwithstanding the foregoing, assuming the Merger is completed, deferred and unpaid amounts under the EICP as of the effective date of the Merger will be payable to certain executive officers as described under "—Compensation Discussion and Analysis—Elements of the Executive Compensation Program—Cash-Based Incentive Compensation Plans—EICP—Effect of Merger."

Employment Agreement with Michael L. Wilson
In January 2012, we entered into an employment agreement with Michael L. Wilson, our president and chief executive officer, effective as of January 30, 2012. The initial term of the employment agreement was for two years, and the agreement provides for automatic extensions for successive one-year periods, unless Mr. Wilson or the Seattle Bank provides timely notice of non-extension. Mr. Wilson's employment agreement was automatically extended for an additional one-year period as of January 30, 2015, subject to earlier termination if the Merger is completed prior to such date. The employment agreement provides for an annual initial base salary of $570,000, unless decreased as part of a cost reduction plan applicable to the Seattle Bank's senior executive officers. For 2015, Mr. Wilson’s base salary has been set at $647,150. Mr. Wilson is eligible to participate in the Seattle Bank's executive incentive compensation programs. He is also eligible to participate in the Pentegra DB Plan (due to having been a plan participant since 1994), the Retirement BEP, and the Thrift BEP. Mr. Wilson was also entitled to reimbursement of relocation expenses up to a maximum of $125,000.
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
If Mr. Wilson's employment is terminated by the Seattle Bank without cause or by Mr. Wilson for good reason, he is entitled to receive (1) the Accrued Obligations, (2) severance pay equal to one times his then-current base salary, and (3) Seattle Bank-paid premiums for medical and dental insurance coverage for 18 months for Mr. Wilson and his then-eligible dependents. Under the terms of the employment agreement, in the event of Mr. Wilson's termination of employment without cause or by Mr. Wilson for good reason within 12 months following a change in control, Mr. Wilson is entitled to the immediately foregoing benefits, except that severance pay will be equal to two times his then-current base salary. The foregoing payments are conditional on Mr. Wilson's execution of a release of claims against the Seattle Bank in a form reasonably acceptable to the Seattle Bank. In the event of Mr. Wilson's termination of employment due to death, disability, or a qualifying retirement, he is entitled to the Accrued Obligations plus, with respect to a termination due to disability, Seattle Bank-paid premiums for medical and dental insurance coverage for 18 months, subject to Mr. Wilson's execution of a release of claims.
For purposes of Mr. Wilson's employment agreement, "cause" generally means the executive officer's: (i) conviction of (or plea of guilty or nolo contendere to) a felony or any crime involving dishonesty or fraud; (ii) commission of willful acts of misconduct that materially impair the goodwill or business of the Seattle Bank or cause material damage to its property, goodwill, or business, monetarily or otherwise; (iii) willful breach of his representation in the employment agreement that he is not bound by any restrictive covenants or obligations that would prevent, restrict, hinder, or interfere with his acceptance of employment or the performance of his duties thereunder; (iv) willful and continued failure to perform his material duties; (v) failure or refusal to comply with the lawful and valid directives of the Board (so long as such directives are not inconsistent with the executive officer's position and duties); and (vi) willful violation of any written material policies of the Seattle Bank to the extent such acts would provide grounds for termination of other employees of the Seattle Bank.
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
In connection with the Merger, Mr. Wilson has entered into an employment agreement with the Des Moines Bank to be effective upon the effective date of the Merger, subject to non-objection by the FHFA, in order to establish his duties and compensation and to provide for his employment as president of the Continuing Bank following the consummation of the Merger. Upon effectiveness of the Merger, this employment agreement will supersede Mr. Wilson’s current employment agreement with the Seattle Bank.
Change in Control Agreements
We entered into change in control agreements with each of the named executive officers, effective as of March 17, 2014, which are described below under "—Compensation Tables—Potential Payments Upon Termination or Change in Control—Change in Control Agreements." The change in control benefits payable to Mr. Wilson under his change in control agreement supersede, as of March 17, 2014, any change in control benefits he would otherwise be entitled to receive under his employment agreement with the Seattle Bank.
2014 Pension Benefits
The following table provides information for each of our named executive officers regarding the actuarial present value payable as of December 31, 2014, to each named executive officer upon the attainment of normal retirement age (age 65) with the years of credited service completed by the named executive officers under the Pentegra DB Plan, the Retirement BEP, and the SERP as of December 31, 2014. The present value of accumulated benefits was determined using interest rate and mortality rate assumptions consistent with those used in our financial statements.

Name	Plan Name (1) (2)	Number of Years Credited Service (3)	Present Value of Accumulated Benefit	Payments During Last Fiscal Year

Michael L. Wilson	Pentegra DB Plan	20.0	$1,382,000	$—
	Retirement BEP	3.0	402,000	—
Vincent L. Beatty	Pentegra DB Plan	3.5	225,000	—
	Retirement BEP	10.4	951,000	—
Mike E. Brandeberry	SERP	4.5	614,000	—
Christina J. Gehrke	Pentegra DB Plan	16.4	955,000	—
	Retirement BEP	16.4	431,000	—
John F. Stewart	SERP	4.3	264,000	—

(1)
The benefits provided under the Retirement BEP are initially calculated on a gross basis to include benefits provided by the Pentegra DB Plan. The benefits under the Pentegra DB Plan are then deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the Retirement BEP. See Note 15 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for more information.

(2)	Effective August 1, 2013, the Seattle Bank amended the Pentegra DB Plan and the SERP to reduce the normal retirement benefit from 2.5% to 2.0% for future benefit accruals.
(3)
For the purposes of calculating the Retirement BEP and SERP balances for our named executive officers, we use years of credited service to determine the present value of accumulated benefit balances. Mr. Wilson was entitled to carry his years of credited service at other employers that participate in the Pentegra DB Plan over to the Seattle Bank's Pentegra DB Plan. For SERP participants, years of credited service are determined based on what the years of credited service would have been had the SERP participants been eligible to join the Pentegra DB Plan. Mr. Wilson joined the Retirement BEP in January 2012. Mr. Beatty joined the SERP in August 2004 and was transferred to the Pentegra DB Plan and Retirement BEP effective July 1, 2011. Ms. Gehrke joined the Retirement BEP in January 2008. Mr. Brandeberry joined the SERP in June 2010. Mr. Stewart joined the SERP in March 2011.

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
Prior to August 1, 2013, the Pentegra DB Plan provided a normal retirement benefit equal to 2.5% of the participant’s average annual compensation for the three highest consecutive years during the participant's years of credited service, multiplied by the participant’s years of credited service, subject to certain limitations and vesting provisions. Effective August 1, 2013, the Seattle Bank amended the Pentegra DB Plan to reduce the normal retirement benefit from 2.5% to 2.0% for future benefit accruals. Compensation is defined as base salary plus overtime, bonuses, and incentive compensation, excluding the amounts earned under Long-Term Executive Plans, subject to the IRC compensation limit. The IRC annual compensation limit was $255,000 for the plan year beginning July 1, 2013 and ending June 30, 2014 and increased to $260,000 for the plan year beginning July 1, 2014 and ending June 30, 2015. The IRC also limits the amount of benefits that can be paid to any participant under the Pentegra DB Plan; however, Messrs. Wilson and Beatty and Ms. Gehrke have not accrued benefits in excess of that limit.
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
Normal retirement benefit payments generally commence as of the first day of the month coincident with or next following the later of the participant's 65th birthday and the date the participant's employment with us or any other participating financial institution terminates. Early retirement benefit payments are available to vested participants at age 45. However, early retirement benefit payments will be reduced by 3% for each year the participant is under age 65 when benefit payments commence. Mr. Wilson, Mr. Beatty, and Ms. Gehrke are eligible for early retirement with a 3% annual reduction. If the participant has a combined age and service of at least 70 years (Rule of 70) with a minimum age of 50, this reduction is only 1.5% for each year the participant is under age 65 when benefit payments commence. The Rule of 70 only applies to benefits accrued prior to August 1, 2013. Mr. Wilson is eligible for the Rule of 70. Benefits under the Pentegra DB Plan are pre-funded and are paid out of the assets of the Pentegra DB Plan.
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
Retirement BEP
The Retirement BEP is a non-qualified defined-benefit pension plan that provides eligible executives whose benefits under the Pentegra DB Plan are limited by the IRC limits, including the annual compensation limit, with a supplemental pension benefit. This supplemental benefit is equal to the benefit that would have been paid from the Pentegra DB Plan in the absence of the IRC limits, less the amount that the executive actually receives from the Pentegra DB Plan. In calculating the amount of the supplemental benefit, any salary deferred by the executive under the Thrift BEP (see discussion below) is treated as compensation. The GC Committee determines which executive officers are eligible to participate in the Retirement BEP. Of the current named executive officers, Messrs. Wilson and Beatty and Ms. Gehrke participated in the Retirement BEP as of December 31, 2014.
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
SERP
The SERP was implemented on January 1, 2007, to provide benefits to certain executives who are not eligible to participate in the Pentegra DB Plan. The GC Committee determines which executive officers are eligible to participate in the SERP, provided that only officers who are not eligible to participate in the Pentegra DB Plan because they were hired on or after January 1, 2005 and never participated in the Pentegra DB Plan while employed with another employer can participate. Of the current named executive officers, Messrs. Brandeberry and Stewart participated in the SERP as of December 31, 2014.
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
Additional Pension Benefits
In addition to the benefits shown in the “Compensation Tables—2014 Pension Benefits” table above, at the end of each calendar year, beginning with the calendar year in which the executive officer attains age 66 or, if later, the calendar year in which the executive officer begins receiving retirement benefits under the Pentegra DB Plan, each executive officer who was a participant in the Pentegra DB Plan will receive an additional lump sum benefit under the Pentegra DB Plan equal to 1% of his or her annual retirement benefit multiplied by the number of years from the calendar year in which the executive officer attained age 65 to the calendar year in which such increment is payable. This incremental benefit will continue to the executive officer’s surviving contingent annuitant following the executive officer’s death, if the executive officer elected an optional form of payment with a contingent annuitant benefit. Executive officers participating in the Retirement BEP and SERP will not be paid an additional post-retirement increase each year after attaining age 66, but will instead receive an actuarial equivalent post-retirement increment built into their lump-sum payout or annuity payments.
2014 Non-Qualified Deferred Compensation
The following table provides information for our named executive officers regarding aggregate contributions by the named executive officers and by the Seattle Bank, aggregate earnings for 2014, and year-end account balances under the Thrift BEP, a non-qualified deferred compensation plan. Mr. Stewart became eligible to participate in the Thrift BEP effective January 1, 2013.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/Distributions	Aggregate Balance as of December 31, 2014 (3)

Michael L. Wilson	$56,547	$31,466	$10,382	$—	$162,835
Vincent L. Beatty	2,513	5,025	3,950	—	69,136
Mike E. Brandeberry	4,545	3,400	463	—	16,224
Christina J. Gehrke	8,940	8,940	30,882	—	479,032
John F. Stewart	37,625	10,162	9,584	—	109,331

(1)
The amounts reported in this column reflect the elective deferrals made by the named executive officers of base salary earned for 2014. These amounts are included in the compensation reported in the Salary column of the "—2014 Summary Compensation Table."

(2)
The amounts reported in this column reflect matching contributions made by the Seattle Bank in 2014 for 2014 contributions. These amounts are included in the All Other Compensation column of the "2014 Summary Compensation Table."

(3)
Of the amounts in this column, the following amounts, which reflect employee and employer contributions to the plan, have also been reported in the "—2014 Summary Compensation Table" for 2014, 2013, and 2012:

Name	Reported for 2014	Previously Reported for 2013	Previously Reported for 2012

Michael L. Wilson	$88,013	$52,867	$6,175
Vincent L. Beatty	7,538	4,000	2,212
Mike E. Brandeberry	7,945	4,609	2,500
Christina J. Gehrke	17,880	25,075	22,088
John F. Stewart	47,787	46,831	—
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
Severance Policy
We provide severance benefits to eligible employees through a Board-approved policy in the event of a termination by the Seattle Bank without cause. Provided that the eligibility conditions below are met, the Board-approved severance policy provides the following benefits to our named executive officers:

•	One-half month’s base salary continuation per year of service, with a minimum of three months and a maximum of 12 months;

•	Medical, dental, and vision coverage for the length of the salary continuation; and

•	Individualized outplacement service.
An employee is eligible for severance payments under the following conditions:

•	The employee has satisfactorily completed three months of employment;

•	The employee has satisfactory performance during the course of the year as defined under our human resources policy;

•	The employee is involuntarily terminated from active employment without cause; and

•	The employee signs a separation and release agreement, which releases us from any and all claims arising out of employment with us or termination of employment.
For purposes of the severance policy, "without cause" means that the reason for termination does not relate to the employee’s job performance, work habits, conduct, or the employee’s compliance with the Seattle Bank's policies, including our code of conduct.
Under the terms of his employment agreement, Mr. Wilson is also entitled to certain severance payments for termination without cause or for good reason, as described in "—Compensation Tables—Employment Agreement with Michael L. Wilson."

Change in Control Agreements
We entered into change in control agreements with each of our named executive officers, effective March 17, 2014. The change in control agreements provide for certain severance payments and benefits if, in connection with or within 24 months following a change in control, including the Merger, the named executive officer's employment with the Seattle Bank is terminated (1) by the Seattle Bank other than for cause, death, or permanent and total disability or (2) by the named executive officer for good reason. Benefits and payments under the change in control agreements for each named executive officer are as follows:

•
Severance payment equal to two times, and with respect to Mr Wilson 2.99 times, the sum of (x) current base salary and (y) target incentive bonus for the year in which the change in control occurs that otherwise would be payable in the year following the change in control;

•
Payment equal to the difference between (x) the lump sum benefit payable under the defined benefit pension plans in which the named executive officer participates assuming an additional two, and with respect to Mr. Wilson three, years of credited pension service and (y) the lump sum benefit to which the named executive officer is entitled under the plans in which he or she participates;

•	Payment approximately equal to 18 months of the monthly health care premium for the named executive officer and his or her eligible dependents, grossed up for taxes; and

•	$15,000 for outplacement services.
The foregoing benefits for Mr. Wilson supersede any change in control severance compensation that he would otherwise be entitled to under his employment agreement with the Seattle Bank. In addition, the foregoing benefits for named executive officers under their change in control agreements represent the maximum amounts they may receive under both their change in control agreements and the Board-approved severance policy described above.
Benefits under the change in control agreements are subject to the named executive officer's timely execution and non-revocation of a general release of claims in a form acceptable to the Seattle Bank. Amounts payable are subject to reduction in the event that the amounts constitute an "excess parachute payment" under IRC Section 280G.
The definitions of "cause" and "good reason" in the change in control agreements are generally similar to those provided in Mr. Wilson's employment agreement, described above in "—Compensation Tables—Employment Agreement with Michael L. Wilson." The definition of "change in control" is generally defined to mean: (1) a merger, consolidation, or reorganization of the Seattle Bank, after which the holders of voting securities of the Seattle Bank immediately prior to such transaction hold less than a majority of the combined voting power of the securities of the surviving entity; (2) a sale of stock of the Seattle Bank, after which the holders of voting securities of the Seattle Bank immediately prior to such sale hold less than a majority of the combined voting power of the Seattle Bank; (3) members of the Board as of the date on which a named executive officer is notified of a potential change in control cease to comprise a majority of the Board; (4) sale of all or substantially all of the Seattle Bank's assets to another entity, after which holders of voting securities of the Seattle Bank immediately prior to such sale own less than a majority of the combined voting power of the then-outstanding securities of the purchasing entity; or (5) termination of the Seattle Bank's business and liquidation of its assets.
It is anticipated that Mr. Wilson will continue employment with the Des Moines Bank upon the effective date of the Merger pursuant to the terms of his employment agreement with the Des Moines Bank. Accordingly, he will not be eligible to receive any benefits under his change in control agreement with the Seattle Bank as a result of such continued employment and the completion of the Merger.
2014 Post-Employment Compensation
The following tables provide post-employment compensation information for each of our named executive officers, assuming, as of December 31, 2014, (1) an involuntary termination without cause (or with respect to Mr. Wilson, for good reason) and (2) a change in control under the change in control agreements, based on the arrangements in place at that time, except that 2015 base salaries and 2015 incentive bonus opportunities are used in the computation of amounts payable under change in control agreements as indicated below. We do not offer post-employment compensation to our named executive officers for voluntary termination, termination for cause, or early retirement or normal retirement (other than normal retirement benefits under the Pentegra DB Plan, Retirement BEP, and SERP, as described in “—2014 Pension Benefits,” and payments under the Thrift BEP described in “—2014 Non-Qualified Deferred Compensation”).
We do not provide any tax gross-ups for post-employment compensation, except in the limited case of amounts payable under the change in control agreements that are based on health care premium amounts.

	Post-Employment Benefit - Involuntary Termination Without Cause
Named Executive Officer	Months of Severance	Severance	Months of Health & Welfare	Health & Welfare	Out-placement	Total

Michael L. Wilson	12.0	$628,300	18.0	$29,672	$—	$657,972
Vincent L. Beatty	5.0	139,583	5.0	11,950	5,000	156,533
Mike E. Brandeberry	3.0	75,750	3.0	4,674	5,000	85,424
Christina J. Gehrke	8.0	198,667	8.0	13,187	5,000	216,854
John F. Stewart	3.0	75,250	3.0	7,170	5,000	87,420

	Post-Employment Benefit - Termination in a Change In Control/Merger
Named Executive Officer	Multiplier (1)	Cash Severance (1)	Pension Payment (2)	Months of Health & Welfare	Health & Welfare (3)	Out-placement	Total

Michael L. Wilson	2.99	$2,515,472	$677,153	18.0	$40,928	$15,000	$3,248,553
Vincent L. Beatty	2	862,626	591,533	18.0	58,044	15,000	1,527,203
Mike E. Brandeberry	2	776,438	208,000	18.0	37,940	15,000	1,037,378
Christina J. Gehrke	2	767,350	486,531	18.0	52,744	15,000	1,321,625
John F. Stewart	2	771,312	155,000	18.0	40,928	15,000	982,240

(1)
Represents for each named executive officer, two times, and with respect to Mr. Wilson 2.99 times, the sum of (x) current base salary and (y) target incentive bonus (based on 2015 base salary and 2015 incentive bonus opportunity effective as of January 1, 2015).

(2)
Amount is payable based on additional credited pension service for the named executive officer as described above. (This amount is in addition to such other amounts the named executive officer may be entitled to under the terms of the defined benefit pension plan(s) in which he or she participates.)

(3)	Amount is equal to approximately 18 months of continued health care premiums for the named executive officer and his or her eligible dependents, including a related tax gross up.
Merger EICP Payments
As described above in "—Compensation Discussion and Analysis—Elements of the Executive Compensation Program—Cash-Based Incentive Compensation Plans—EICP—Effect of Merger," incentive award amounts earned under the EICPs for 2013 and 2014 that remain subject to deferred payment under the terms of such EICPs will be payable to certain executive officers immediately prior to the completion of the Merger, subject to non-objection of the FHFA. The aggregate amounts expected to be payable to each of the named executive officers, assuming the Merger is completed during 2015, and subject to non-objection of the FHFA, are the following: Michael L. Wilson, $0; Vincent L. Beatty, $165,205; Mike E. Brandeberry, $150,698; Christina J. Gehrke, $149,327; and John F. Stewart, $150,149. No amount is expected to be payable to Mr. Wilson due to his anticipated employment as president of the Continuing Bank immediately following the completion of the Merger. His deferred amounts under the EICPs for each of 2013 and 2014 will continue to be payable to him in accordance with the original payment schedule and terms of the applicable plan. The amounts set forth above would be in addition to those the named executive officers are eligible to receive under their change in control agreements.
Director Compensation
2014 Compensation
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
In connection with setting director compensation, the Council of Federal Home Loan Banks retained McLagan, an Aon Hewitt Company, in 2013 to review and recommend director compensation pay levels and pay structures for the FHLBanks. The study included separate analyses of director compensation for small, medium, and large asset-sized commercial banks, Fannie

Mae, Freddie Mac, and the Office of Finance. The study recommended setting baseline annual compensation per director at between $75,000 and $85,000, which is slightly above the median level of the small and medium asset-sized commercial bank benchmarks, with higher compensation for the chairman of the board (between $100,000 and $125,000), and vice chair and committee chair positions (between $85,000 and $100,000). Although the recommendation was approved by the Council of Federal Home Loan Banks, our Board chose more modest compensation levels in 2013, and for 2014 elected not to change director fees from 2013 levels.
Director fees are paid on a quarterly basis, subject to the GC Committee’s periodic review of attendance and performance. In consultation with the chairman of the board, if a director's attendance does not meet the attendance expectations set forth in the policy, including attending no less than 75% of Board and Board committee meetings in a calendar year, the GC Committee will refer the matter to the Board with a recommendation to discontinue quarterly payments or to continue quarterly payments along with the basis for its recommendation. The Board makes the final determination. In 2014, all directors satisfied the attendance expectations set forth in the policy.
The director compensation amounts for 2014 are set forth in the table below.

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

2014 Director Compensation Table
The following table sets forth the compensation earned by our directors who provided services to us as directors during the year ended December 31, 2014, including amounts deferred at the election of the directors.

Name	Fees Earned or Paid in Cash

William V. Humphreys	$70,000
Gordon Zimmerman	65,000
Ruth B. Bennett *	50,860
David P. Bobbitt	55,000
Marianne M. Emerson	55,000
David J. Ferries	60,000
Russell J. Lau	60,000
James G. Livingston	60,000
Michael W. McGowan	60,000
Cynthia A. Parker	60,000
J. Benson Porter	55,000
Thomas P. Potiowsky	55,000
Robert M. Teachworth	55,000
David F. Wilson	55,000

*	Ms. Bennett joined the Seattle Bank Board on January 29, 2014.
In addition, our directors are eligible for reimbursement of expenses incurred to attend director training and Board meetings. The total expenses paid on behalf of the Board for travel and other reimbursed expenses for 2014 was $234,458.

2015 Compensation
The Board has elected to maintain 2015 director compensation at the same levels as in 2014.

Appendix A—Commercial Banks with Asset Sizes of $20 Billion or Greater Included in the Executive Compensation Survey provided by McLagan

ABN AMRO Securities (USA) LLC	CIBC World Markets	Huntington Bancshares, Inc.	Societe Generale
AIB Capital Markets	Citigroup	ING	Sovereign Bank
Ally Financial Inc.	City National Bank	JP Morgan Chase	Standard Bank
Australia & New Zealand Banking Group	Comerica	KBC Bank	Standard Chartered Bank
Banco Bilbao Vizcaya Argentaria	Commerzbank	KeyCorp	SunTrust Banks
Banco Santander	Commonwealth Bank of Australia	Landesbank Baden-Wuerttemberg	SVB Financial Group
Bank Hapoalim	Crédit Agricole CIB	Lloyds Banking Group	Synovus
Bank of America	Credit Industriel et Commercial	M&T Bank Corporation	TD Securities
Bank of China	Dexia	Macquarie Bank	The Bank of Nova Scotia
Bank of Ireland Corporate Banking	DnB Bank	Mitsubishi UFJ Trust & Banking Corporation (USA)	The CIT Group
Bank of the West	DVB Bank	Mizuho Corporate Bank, Ltd.	The Norinchukin Bank, New York Branch
Bank of Tokyo - Mitsubishi UFJ	DZ Bank	National Australia Bank	U.S. Bancorp
Bayerische Landesbank	East West Bancorp	Natixis	UniCredit
BBVA Compass	Espirito Santo Investment	Nord/LB	Union Bank, N.A.
BMO Financial Group	Fannie Mae	OCBC Bank	United Bank for Africa Plc
BNP Paribas	Fifth Third Bank	PNC Bank	Webster Bank
BOK Financial Corporation	First Niagara	Popular Community Bank	Wells Fargo Bank
Branch Banking & Trust Co.	First Tennessee Bank/ First Horizon	Rabobank Nederland	Westpac Banking Corporation
Capital One	Freddie Mac	RBS/Citizens Bank	Zions Bancorporation
China Construction Bank	Frost National Bank	Regions Financial Corporation
China International Capital Corporate	GE Capital	Royal Bank of Canada
China Merchants Bank	HSBC	Sallie Mae
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Seattle Bank is a member-owned financial cooperative. Our capital stock is held by current members and former members. Former members include certain non-members that own Seattle Bank capital stock as a result of a merger or acquisition of a Seattle Bank member (or former member). As of December 31, 2014, the Seattle Bank had 356 shareholders holding a total of 22,301,350 shares of Class B capital stock (including 14,052,480 shares of mandatorily redeemable Class B capital stock) and 824,210 shares of Class A capital stock (including 492,250 shares of mandatorily redeemable Class A capital stock).

Five Percent Beneficial Holders
The following table lists the shareholders that beneficially held more than 5% of our outstanding capital stock as of December 31, 2014.

Member Name	Class A Shares Held	Class B Shares Held	Percentage of Total Outstanding Shares
(in shares, except percentages)
Bank of America, N.A. *	—	5,482,145	23.7
101 South Tryon Street
Charlotte, NC 28255
JPMorgan Chase Bank, N.A. *	—	5,054,323	21.9
1111 Polaris Parkway
Columbus, OH 43240
Washington Federal	—	1,305,567	5.6
425 Pike Street
Seattle, WA 98101
Umpqua Bank	—	1,162,598	5.0
One SW Columbia Street, Suite 1200
Portland, OR 97258

*	Nonmember shareholder of the Seattle Bank.
Beneficial Ownership of Members with Officers Serving as Seattle Bank Directors

Because under federal law and regulations a majority of our Board must be elected directly from our membership, our member directors are officers or directors of members that own our capital stock.
The following table presents our outstanding capital stock held by members, as of December 31, 2014, with an officer or director who served as a director of the Seattle Bank as of that date.

Institution Name and Address	Director Name	Class A Shares Held (1)	Class B Shares Held (1)	Percentage of Total Outstanding Shares (1)
(in shares, except percentages)
Finance Factors, Ltd.	Russell J. Lau (2)	—	743,630	3.2
1164 Bishop Street, Suite 1000
Honolulu, HI 96813
Zions First National Bank	James G. Livingston	10,537	351,309	1.6
One South Main Street, Suite 200
Salt Lake City, UT 84111
Boeing Employees Credit Union	J. Benson Porter	—	214,833	*
12770 Gateway Drive
Tukwila, Washington 98168
First Federal Savings Bank	David J. Ferries	—	16,220	*
46 West Brundage Street
Sheridan, WY 82801
Community Bank, Inc.	Gordon Zimmerman	—	14,444	*
63239 U.S. Highway 93
Ronan, MT 59864
Denali Alaskan Federal Credit Union	Robert M. Teachworth	—	10,350	*
440 E. 36th Avenue
Anchorage, AK 99503

Institution Name and Address (continued)	Director Name	Class A Shares Held (1)	Class B Shares Held (1)	Percentage of Total Outstanding Shares (1)
(in shares, except percentages)
Citizens Bank	William V. Humphreys	719	9,765	*
275 Southwest Third Street
Corvallis, OR 97333
Community 1st Bank	David P. Bobbitt	—	848	*
707 North Post Street
Post Falls, ID 83854

*	Less than 1%.
(1)	Includes all shares held directly and indirectly by subsidiaries or affiliates of the named institution.
(2)	The holdings attributed to Mr. Lau include 693,017 Class B shares held by American Savings Bank, F.S.B., of which Constance Lau, Mr. Lau's wife, is the chairman of the board of directors.
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
FHFA Regulations Regarding Independence
FHFA director independence standards prohibit an individual from serving as a member of the Audit and Compliance Committee if he or she has one or more disqualifying relationships with the Seattle Bank or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: (1) employment with the Seattle Bank at any time during the last five years; (2) acceptance of compensation from the Seattle Bank other than for service as a director; (3) service as a consultant, advisor, promoter, underwriter, or legal counsel for the Seattle Bank at any time within the last five years; and (4) being an immediate family member of an individual who is or who has been within the past five years a Seattle Bank executive officer. The Board assesses the independence of each director under FHFA’s independence standards regardless of whether he or she serves on the Audit and Compliance Committee. As of January 29, 2015, each of the Seattle Bank’s directors was independent under these criteria.
SEC Rules Regarding Independence
SEC rules require the Board to adopt standards to evaluate its directors’ independence. Pursuant to those rules, the Board adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors were independent, which members of the Audit and Compliance Committee and the GC Committee were not independent, and whether the Audit and Compliance Committee’s financial experts were independent under the NYSE independence standards. As of January 29, 2015, elected member directors Bobbitt, Ferries, Humphreys, Livingston, Porter, Teachworth, and Zimmerman, and elected independent directors Bennett, Emerson, McGowan, Parker, Potiowsky, and Wilson were independent. Relationships that the Board considered in its determination of independence included: (1) the cooperative nature of the Seattle Bank, (2) the position held by the director at his or her member institution, (3) the equity position in the Seattle Bank of the director’s financial institution, and (4) the financial transactions with the Seattle Bank of the director’s financial institution. The Board determined that none of these were material relationships under the NYSE independence standards.
The Board has a standing Audit and Compliance Committee and a standing GC Committee. The Board determined that all Audit and Compliance Committee members were independent under the NYSE (as well as applicable SEC) independence standards applicable for Audit and Compliance Committee members, and all the GC Committee members were independent under the NYSE independence standards applicable for compensation committee members, except for director Lau who is a member of both the Audit and Compliance Committee and the GC Committee (who was not deemed independent under the NYSE independence standards). Further, the Board determined that directors Zimmerman, Bobbitt, Lau, Livingston, Parker, and Teachworth were audit committee financial experts within the meaning of the SEC rules.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Seattle Bank for the years ended December 31, 2014 and 2013, by our independent registered public accounting firm, PricewaterhouseCoopers LLP.

	For the Years Ended December 31,
Audit Charges	2014	2013
(in thousands)
Audit fees	$888	$1,020
Audit-related fees	166	45
All other fees	2	2
Total	$1,056	$1,067
Audit fees for the years ended December 31, 2014 and 2013 were for professional services rendered in connection with the audits and quarterly reviews of the financial statements, including audits of internal control over financial reporting of the Seattle Bank, and for the review of related financial information.
Audit-related fees for the years ended December 31, 2014 and 2013 were for assurance and related services associated with accounting consultations, including Merger-related fees, and FHLB System related activities, central coordination of FHLBanks combined financial statements, and participation at FHLB System conferences.

All other fees for the years ended December 31, 2014 and 2013 were for a financial literature subscription service.
The Seattle Bank is exempt from all federal, state, and local taxation on income. No fees for tax-related services were paid for the years ended December 31, 2014 and 2013.
On an annual basis, we present to the Audit and Compliance Committee of the Board a budget for the coming year’s audit fees, as well as any audit-related and non-audit fees. These budgeted amounts are reviewed and approved by the Audit and Compliance Committee. At each in-person meeting, the Audit and Compliance Committee reviews for pre-approval any newly requested audit, audit-related, and non-audit services provided by our independent registered public accounting firm. In addition, the chair and vice chair of the Audit and Compliance Committee have each been delegated the authority to pre-approve any services between scheduled meetings to be performed by our independent registered public accounting firm and report any such pre-approved services to the full Audit and Compliance Committee at its next in-person meeting. All 2014 audit fees were approved pursuant to the process described above.
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
Federal Home Loan Bank of Seattle

By:	/s/ Michael L. Wilson	Dated:	March 11, 2015
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	March 11, 2015
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

By:	/s/ Michael L. Wilson	Dated:	March 11, 2015
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	March 11, 2015
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer
(Principal Accounting Officer *)

By:	/s/ William V. Humphreys	Dated:	March 11, 2015
William V. Humphreys, Chair

By:	/s/ Gordon Zimmerman	Dated:	March 11, 2015
Gordon Zimmerman, Vice Chair

By:	/s/ Ruth B. Bennett	Dated:	March 11, 2015
Ruth B. Bennett, Director

By:	/s/ David P. Bobbitt	Dated:	March 11, 2015
David P. Bobbitt, Director

By:	/s/ Marianne M. Emerson	Dated:	March 11, 2015
Marianne M. Emerson, Director

By:	/s/ David J. Ferries	Dated:	March 11, 2015
David J. Ferries, Director

By:	/s/ Russell J. Lau	Dated:	March 11, 2015
Russell J. Lau, Director

By:	/s/ James G. Livingston	Dated:	March 11, 2015
James G. Livingston, Director

By:	/s/ Michael W. McGowan	Dated:	March 11, 2015
Michael W. McGowan, Director

By:	/s/ Cynthia A. Parker	Dated:	March 11, 2015
Cynthia A. Parker, Director

By:	/s/ J. Benson Porter	Dated:	March 11, 2015
J. Benson Porter, Director

By:	/s/ Thomas P. Potiowsky	Dated:	March 11, 2015
Thomas P. Potiowsky, Director

By:	/s/ Robert M. Teachworth	Dated:	March 11, 2015
Robert M. Teachworth, Director

By:	/s/ David F. Wilson	Dated:	March 11, 2015
David F. Wilson, Director

*
The Chief Accounting and Administrative Officer for purposes of the Seattle Bank's disclosure controls and procedures and internal control over financial reporting performs similar functions as a principal financial officer.

LIST OF EXHIBITS

Exhibit No.	Exhibits

2.1†
Agreement and Plan of Merger dated as of September 25, 2014 between the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Seattle (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on September 25, 2014).

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

4.1
Capital Plan of the Federal Home Loan Bank of Seattle, adopted March 5, 2002, as amended on November 22, 2002, December 8, 2004, March 9, 2005, June 8, 2005, October 11, 2006, February 20, 2008, March 6, 2009, September 5, 2011, November 5, 2012, and December 10, 2014 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC December 11, 2014).

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

10.9 *	Director Attendance and Compensation Policy for the Board of Directors of the Federal Home Loan Bank of Seattle, effective November 20, 2014.
10.10	Form of Advances, Security and Deposit Agreement, dated as of September 21, 2012 (incorporated by reference to Exhibit 10.10 to the Form 10-K filed with the SEC on March 13, 2013).
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

10.19*	Federal Home Loan Bank of Seattle Executive Incentive Compensation Plan as of January 14, 2014 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the SEC on May 8, 2014).
12.1	Computation of Earnings to Fixed Charges.
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

†
Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Federal Home Loan Bank of Seattle agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.

*	Compensation benefits related exhibit.