Form 10-Q
period 2015-03-31
Federal Home Loan Bank of Seattle
filed 2015-05-07
CIK 1329701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐ No  ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of April 30, 2015, the Federal Home Loan Bank of Seattle had outstanding 749,274 shares of its Class A capital stock and 21,541,453 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
March 31, 2015

PART I.

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION (Unaudited)

	As of	As of
	March 31, 2015	December 31, 2014
(in thousands, except par value)
Assets
Cash and due from banks	$144	$126
Deposits with other Federal Home Loan Banks (FHLBanks)	248	140
Securities purchased under agreements to resell	5,250,000	3,000,000
Federal funds sold	2,940,800	4,058,800
Investment securities:
Available-for-sale (AFS) securities (Notes 4 and 5)	15,929,939	7,877,334
Held-to-maturity (HTM) securities (fair values of $0 and $9,167,713)	—	9,110,269
Total investment securities	15,929,939	16,987,603
Advances (Note 6)	8,406,368	10,313,691
Mortgage loans held for portfolio, net (includes $717 and $1,404 of allowance for credit losses) (Notes 7 and 8)	618,475	647,179
Accrued interest receivable	42,970	49,558
Premises, software, and equipment, net	11,235	12,591
Derivative assets, net (Note 9)	49,545	46,254
Other assets	11,723	13,255
Total Assets	$33,261,447	$35,129,197
Liabilities
Deposits	$377,743	$410,773
Consolidated obligations (Note 10):
Discount notes (includes $0 and $499,930 at fair value under fair value option)	14,232,389	14,940,178
Bonds (includes $499,913 and $1,499,971 at fair value under fair value option)	14,948,504	16,850,429
Total consolidated obligations	29,180,893	31,790,607
Mandatorily redeemable capital stock (MRCS) (Note 11)	1,362,688	1,454,473
Accrued interest payable	51,299	51,382
Affordable Housing Program (AHP) payable	21,069	22,479
Derivative liabilities, net (Note 9)	70,791	76,712
Other liabilities	920,282	116,761
Total liabilities	31,984,765	33,923,187
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 8,244 and 8,249	824,435	824,887
Class A capital stock putable ($100 par value) - issued and outstanding shares: 314 and 332	31,421	33,196
Total capital stock	855,856	858,083
Retained earnings:
Unrestricted	291,592	283,451
Restricted	65,013	62,924
Total retained earnings	356,605	346,375
Accumulated other comprehensive income (AOCI)	64,221	1,552
Total capital	1,276,682	1,206,010
Total Liabilities and Capital	$33,261,447	$35,129,197

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
(in thousands)
Interest Income
Advances	$16,489	$16,251
Prepayment fees on advances, net	558	21
Interest-bearing deposits	37	7
Securities purchased under agreements to resell	582	228
Federal funds sold	2,187	1,674
AFS securities	21,852	17,035
HTM securities	16,531	22,883
Mortgage loans held for portfolio	8,361	10,264
Total interest income	66,597	68,363
Interest Expense
Consolidated obligations - discount notes	3,471	2,347
Consolidated obligations - bonds	24,964	33,839
Deposits	29	30
Mandatorily redeemable capital stock	383	441
Total interest expense	28,847	36,657
Net Interest Income	37,750	31,706
Less: Provision (benefit) for credit losses	(208)	236
Net Interest Income after Provision (Benefit) for Credit Losses	37,958	31,470
Other Income (Loss)
Net amount of other-than-temporary impairment (OTTI) loss reclassified from AOCI (Note 5)	(51,529)	(3)
Net loss on financial instruments under fair value option (Note 12)	(12)	(90)
Net realized gain on sale of AFS securities	52,321	—
Net gain (loss) on derivatives and hedging activities (Note 9)	1,630	(1,434)
Net realized (loss) gain on early extinguishment of consolidated obligations	(264)	63
Other, net	280	799
Total other income (loss)	2,426	(665)
Other Expense
Operating:
Compensation and benefits	10,858	9,304
Other operating	16,562	8,171
Federal Housing Finance Agency (FHFA)	683	779
Office of Finance	548	595
Other, net	85	39
Total other expense	28,736	18,888
Income before Assessments	11,648	11,917
AHP assessments	1,203	1,236
Net Income	$10,445	$10,681

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
(in thousands)
Net income	$10,445	$10,681
Other comprehensive income:
Net unrealized gain on AFS securities:
Unrealized gain	62,061	14,980
Reclassification of realized net gain on sale included in net income	(286)	—
Total net unrealized gain on AFS securities	61,775	14,980
Unrealized gain (loss) on OTTI AFS securities:
Non-credit portion of OTTI losses transferred from HTM securities	(10,912)	—
Net change in fair value of OTTI securities	818	30,870
Reclassification of net OTTI loss included in net income	51,529	3
Reclassification of realized net gain on sale included in net income	(52,035)	—
Total unrealized (loss) gain on OTTI AFS securities	(10,600)	30,873
Net non-credit portion of OTTI gain on HTM securities:
Accretion of non-credit portion	547	740
Transfer of non-credit portion from HTM securities to AFS securities	10,912	—
Total net non-credit portion of OTTI gain on HTM securities	11,459	740
Pension benefits	35	5
Total other comprehensive income	62,669	46,598
Comprehensive income	$73,114	$57,279

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL (Unaudited)

For the Three Months Ended March 31, 2015 and 2014	Class A Capital Stock *		Class B Capital Stock *		Total Capital Stock *		Retained Earnings			AOCI	Total Capital
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted (Note 11)	Restricted (Note 11)	Total
(amounts and shares in thousands)
Balance, December 31, 2013	452	$45,241	8,777	$877,736	9,229	$922,977	$236,204	$50,886	$287,090	$(71,768)	$1,138,299
Proceeds from issuance of capital stock	—	—	41	4,050	41	4,050	—	—	—	—	4,050
Repurchases of capital stock	(21)	(2,127)	(32)	(3,182)	(53)	(5,309)	—	—	—	—	(5,309)
Net shares reclassified to MRCS	(16)	(1,574)	(69)	(6,883)	(85)	(8,457)	—	—	—	—	(8,457)
Cash dividends	—	—	—	—	—	—	(231)	—	(231)	—	(231)
Comprehensive income	—	—	—	—	—	—	8,545	2,136	10,681	46,598	57,279
Balance, March 31, 2014	415	$41,540	8,717	$871,721	9,132	$913,261	$244,518	$53,022	$297,540	$(25,170)	$1,185,631
Balance, December 31, 2014	332	$33,196	8,249	$824,887	8,581	$858,083	$283,451	$62,924	$346,375	$1,552	$1,206,010
Proceeds from issuance of capital stock	—	—	121	12,178	121	12,178	—	—	—	—	12,178
Repurchases of capital stock	(16)	(1,599)	(103)	(10,302)	(119)	(11,901)	—	—	—	—	(11,901)
Net shares reclassified to MRCS	(2)	(176)	(23)	(2,328)	(25)	(2,504)	—	—	—	—	(2,504)
Cash dividends	—	—	—	—	—	—	(215)	—	(215)	—	(215)
Comprehensive income	—	—	—	—	—	—	8,356	2,089	10,445	62,669	73,114
Balance, March 31, 2015	314	$31,421	8,244	$824,435	8,558	$855,856	$291,592	$65,013	$356,605	$64,221	$1,276,682

* Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
(in thousands)
Operating Activities
Net income	$10,445	$10,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(5,608)	(5,640)
Net OTTI loss	51,529	3
Net realized gain on sale of AFS securities	(52,321)	—
Net change in fair value adjustments on financial instruments under fair value option	12	90
Net change in derivatives and hedging activities	(9,374)	(7,219)
Net realized loss (gain) on early extinguishment of consolidated obligations	264	(63)
Net realized gain on disposal of premises and equipment	—	(4)
Provision (benefit) for credit losses	(208)	236
Other adjustments	(178)	(82)
Net change in:
Accrued interest receivable	6,654	5,688
Other assets	1,424	2,699
Accrued interest payable	(83)	228
Other liabilities	4,960	(4,468)
Total adjustments	(2,929)	(8,532)
Net cash provided by operating activities	7,516	2,149
Investing Activities
Net change in:
Interest-bearing deposits	(37,289)	9,991
Deposits with other FHLBanks	(108)	(72)
Securities purchased under agreements to resell	(2,250,000)	(1,500,000)
Federal funds sold	1,118,000	(589,900)
Premises, software and equipment	185	(548)
AFS securities:
Proceeds from short-term	239,000	—
Proceeds from long-term	1,831,232	678,144
Purchases of long-term	(367,930)	(336,890)
HTM securities:
Net decrease (increase) in short-term	117,000	(912,051)
Proceeds from long-term	262,646	263,213
Purchases of long-term	(109,687)	(21,511)
Advances:
Principal collected	7,980,972	8,736,310
Made	(6,057,713)	(7,662,959)
Mortgage loans:
Principal collected	28,862	35,878
Net cash provided by (used in) investing activities	2,755,170	(1,300,395)

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

	For the Three Months Ended March 31,
	2015	2014
(in thousands)
Financing Activities
Net change in:
Deposits	$(33,030)	$21,717
Net payments on derivative contracts with financing elements	(6,991)	(8,190)
Net proceeds from issuance of consolidated obligations:
Discount notes	152,302,524	141,404,112
Bonds	2,168,943	2,398,209
Payments for maturing and retiring consolidated obligations:
Discount notes	(153,011,187)	(140,838,585)
Bonds	(4,088,700)	(3,042,398)
Proceeds from issuance of capital stock	12,178	4,050
Payments for repurchase of MRCS	(94,289)	(94,190)
Payments for repurchase of capital stock	(11,901)	(5,309)
Cash dividends paid	(215)	(231)
Net cash used in financing activities	(2,762,668)	(160,815)
Net change in cash and due from banks	18	(1,459,061)
Cash and due from banks at beginning of the period	126	1,459,261
Cash and due from banks at end of the period	$144	$200

Supplemental Disclosures
Interest paid	$28,930	$36,429
AHP payments, net	$2,613	$955
Transfers of mortgage loans to real estate owned (REO)	$351	$463
Reclassifications of HTM securities to AFS securities	$9,024,822	$—

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
Note 1—The Merger
On September 25, 2014, the Federal Home Loan Bank of Des Moines (Des Moines Bank) and the Seattle Bank (together, the Banks) entered into an Agreement and Plan of Merger (Merger Agreement), pursuant to which the Seattle Bank will be merged (Merger) with and into the Des Moines Bank (the post-Merger bank being the Continuing Bank). The Merger Agreement provides that the Seattle Bank members will receive one share of Continuing Bank Class A stock for each share of Seattle Bank Class A stock they own immediately prior to the Merger and one share of Continuing Bank Class B stock for each share of Seattle Bank Class B stock they own immediately prior to the Merger. Pursuant to the Merger, no shares of Seattle Bank capital stock will remain outstanding and all of the Seattle Bank shares will automatically be cancelled.
On December 19, 2014, the FHFA approved the merger application submitted by the Banks in accordance with the Merger Agreement, subject to satisfaction of closing conditions set forth in the FHFA approval letter, including the ratification of the Merger Agreement by members of each bank. On February 27, 2015, the Banks announced that the Merger Agreement had been appropriately ratified by members of each bank. Subject to satisfaction of the remaining closing conditions contained in the Merger Agreement, including FHFA acceptance of the Continuing Bank's organization certificate, the Banks expect the Merger to become effective on May 31, 2015. If the Merger is completed, Seattle Bank members will immediately become members of the Continuing Bank with the rights, preferences, and obligations of a Continuing Bank member.
As part of the preparation for combining our balance sheet with that of the Des Moines Bank, during the first quarter of 2015, we, in consultation with the Des Moines Bank, disposed of our private-label mortgage-backed securities (PLMBS). In connection with such dispositions, we reinvested funds in other highly-rated investments, including agency mortgage-backed securities (MBS). See Note 4 and Note 5 for further information regarding the impact of the above transactions to our financial condition and results of operations.
Note 2—Basis of Presentation and Use of Estimates
Basis of Presentation
These unaudited financial statements and condensed notes should be read in conjunction with the audited financial statements and related notes for the years ended December 31, 2014, 2013, and 2012 included in the 2014 annual report on Form 10-K (2014 10-K) of the Seattle Bank. These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Article 10 of the Securities and Exchange Commission's (SEC) Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for the fair statement of the financial condition, operating results, and cash flows for the interim periods have been included. Our financial condition as of March 31, 2015 and the operating results for the three months ended March 31, 2015 are not necessarily indicative of the condition or results that may be expected as of or for the year ending December 31, 2015.
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
Note 3—Recently Issued or Adopted Accounting Guidance
Simplifying the Presentation of Debt Issuance Costs
On April 7, 2015, the Financial Accounting Standards Board (FASB) issued guidance to simplify the presentation of debt issuance costs. This guidance requires a reclassification on the statement of condition of debt issuance costs related to a recognized debt liability from other assets to a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance becomes effective for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted for the financial statements that have not been previously issued. The period-specific effects as a result of applying this guidance are required to be adjusted retrospectively to each individual period presented on the statement of condition. We are in the process of evaluating this guidance and its effect on the our financial condition, results of operations, and cash flows.
Amendments to the Consolidation Analysis
On February 18, 2015, the FASB issued an amendment intended to enhance consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt obligations, collateralized loan obligations, and MBS transactions). The new guidance primarily focuses on the following:

•
Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

•	Changing consolidation conclusions for entities in several industries that typically make use of limited partnerships or VIEs.
This guidance becomes effective for the interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted, including adoption in an interim period. We are in the process of evaluating this guidance, but its effect on our financial condition, results of operations, and cash flows is not expected to be material.
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
Transfers and Servicing—Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure
On June 12, 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and repurchase financing arrangements and requires enhanced disclosures about repurchase agreements and similar transactions. The new standard eliminates sale accounting treatment for repurchase-to-maturity transactions, which now must be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the guidance requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will also result in secured borrowing accounting for the repurchase agreement. This guidance also requires a transferor to disclose additional information about certain transactions, including those in which it retains substantially all of the exposure to the economic returns of the underlying transferred asset over the transaction’s term. This guidance became effective for the interim and annual periods beginning on January 1, 2015, and was adopted prospectively by the Seattle Bank. However, the adoption of this guidance did not have a material effect on our financial condition, results of operations, or cash flows.
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, such collateralized mortgage loans should be reclassified to REO when either: (1) the creditor obtains legal title to the residential real estate upon completion of a foreclosure; or (2) the borrower conveys all interest in the residential real estate to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This guidance became effective for interim and annual periods beginning on January 1, 2015, and was adopted prospectively by the Seattle Bank. However, the adoption of this guidance did not have a material effect on our financial condition, results of operations, or cash flows.
Framework for Adversely Classifying Certain Assets
On April 9, 2012, the FHFA issued an advisory bulletin (AB), AB 2012-02, that establishes a standard and uniform methodology for classifying loans, REO, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. This guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adverse classification requirements were implemented on January 1, 2014, and, in accordance with AB 2013-02 issued on May 13, 2013, the charge-off requirements of AB 2012-02 were implemented January 1, 2015 by the Seattle Bank. However, the adoption of these requirements did not have a material effect on our financial condition, results of operations, or cash flows. See Note 8 for more information on the financial statement impact of our adoption of the charge-off provisions of AB 2012-02.
Note 4—AFS Securities
Major Security Types
In connection with the Merger, during March 2015, we formalized the decision to dispose of our PLMBS. As a result, we determined that we no longer had both the ability and the intent to hold all of our securities classified as HTM to maturity, and we reclassified our HTM securities to AFS securities at fair value on the date of reclassification. See Note 5 for further information regarding the fair value of securities on the date of reclassification. The following tables summarize our AFS securities as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015
	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
Other U.S. agency obligations (2)	$4,304,683	$—	$6,027	$(11,396)	$4,299,314
GSE obligations (3)	2,297,779	—	14,676	(6,742)	2,305,713
State or local housing agency obligations (4)	2,002,315	—	3,968	(2,138)	2,004,145
Total non-MBS	8,604,777	—	24,671	(20,276)	8,609,172
MBS:
Other U.S. agency single-family MBS (2)	72,055	—	179	—	72,234
GSE single-family MBS (3)	4,625,846	—	62,535	(864)	4,687,517
GSE multifamily MBS (3)	2,561,660	—	1,153	(1,797)	2,561,016
Total MBS	7,259,561	—	63,867	(2,661)	7,320,767
Total	$15,864,338	$—	$88,538	$(22,937)	$15,929,939

	As of December 31, 2014
	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
Other U.S. agency obligations (2)	$4,359,947	$—	$4,066	$(10,693)	$4,353,320
GSE obligations (3)	2,271,101	—	11,946	(1,493)	2,281,554
Total non-MBS	6,631,048	—	16,012	(12,186)	6,634,874
MBS:
Residential PLMBS (5)	1,231,860	(35,109)	45,709	—	1,242,460
Total	$7,862,908	$(35,109)	$61,721	$(12,186)	$7,877,334

(1)	Includes unpaid principal balance, accretable discounts and unamortized premiums, fair value hedge accounting adjustments, and OTTI charges recognized in earnings.

(2)
Consists of obligations or securities issued by one or more of the following: Government National Mortgage Association, U.S. Agency for International Development, Small Business Administration, Private Export Funding Corporation, and Export-Import Bank of the U.S.

(3)
Consists of obligations or securities issued by one or more of the following: Federal Farm Credit Bank, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association (Fannie Mae), and Tennessee Valley Authority.

(4)	Includes $140.0 million of unsecured housing obligations.

(5)
Amounts reported in "Gross Unrealized Gains" for Residential PLMBS represent net unrealized gains in fair value of previously other-than-temporarily impaired AFS securities above the amount of impairment losses recorded and are included in "Unrealized Gain (Loss) on OTTI AFS Securities" in Note 11.

Unrealized Losses on AFS Securities
The following tables summarize our AFS securities in an unrealized loss position as of March 31, 2015 and December 31, 2014, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of March 31, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$1,596,314	$(7,961)	$1,293,894	$(3,435)	$2,890,208	$(11,396)
GSE obligations	458,724	(6,742)	—	—	458,724	(6,742)
State or local housing agency obligations	165,243	(177)	250,329	(1,961)	415,572	(2,138)
Total non-MBS	2,220,281	(14,880)	1,544,223	(5,396)	3,764,504	(20,276)
MBS:
GSE single-family MBS	153,880	(117)	383,960	(747)	537,840	(864)
GSE multifamily MBS	1,158,608	(1,705)	17,418	(92)	1,176,026	(1,797)
Total MBS	1,312,488	(1,822)	401,378	(839)	1,713,866	(2,661)
Total	$3,532,769	$(16,702)	$1,945,601	$(6,235)	$5,478,370	$(22,937)

	As of December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$2,140,887	$(9,700)	$739,667	$(993)	$2,880,554	$(10,693)
GSE obligations	555,755	(1,493)	—	—	555,755	(1,493)
Total non-MBS	2,696,642	(11,193)	739,667	(993)	3,436,309	(12,186)
MBS:
Residential PLMBS *	103,454	(1,277)	444,356	(33,832)	547,810	(35,109)
Total	$2,800,096	$(12,470)	$1,184,023	$(34,825)	$3,984,119	$(47,295)
*     Includes investments for which a portion of OTTI has been recognized in AOCI.
Redemption Terms
The amortized cost basis and fair value, as applicable, of non-MBS AFS securities by remaining contractual maturity as of March 31, 2015 and December 31, 2014 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities due to call or prepayment rights.

	As of March 31, 2015		As of December 31, 2014
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$194,165	$194,194	$170,136	$170,176
Due after one year through five years	1,363,621	1,366,611	1,142,883	1,142,558
Due after five years through 10 years	3,691,742	3,696,491	3,164,162	3,169,375
Due after 10 years	3,355,249	3,351,876	2,153,867	2,152,765
Total non-MBS	8,604,777	8,609,172	6,631,048	6,634,874
Total MBS	7,259,561	7,320,767	1,231,860	1,242,460
Total	$15,864,338	$15,929,939	$7,862,908	$7,877,334
Interest-Rate Payment Terms
The following table summarizes the amortized cost of our AFS securities by interest-rate payment terms as of March 31, 2015 and December 31, 2014.

	As of	As of
	March 31, 2015	December 31, 2014
(in thousands)
Non-MBS:
Fixed	$4,239,448	$4,159,932
Variable	4,365,329	2,471,116
Total non-MBS	8,604,777	6,631,048
MBS:
Fixed	1,187,335	—
Variable	6,072,226	1,231,860
Total MBS	7,259,561	1,231,860
Total	$15,864,338	$7,862,908

Proceeds from and Net Gain on Sales of AFS Securities
During the three months ended March 31, 2015, we sold our PLMBS portfolio for total proceeds of $1.6 billion, which resulted in a net realized gain of $52.3 million. This amount is included under the caption net realized gain on sale of AFS securities in our statements of income. This gain is offset by $51.5 million of OTTI losses we recorded during the three months ended March 31, 2015 under the caption net amount of other-than-temporary impairment (OTTI) loss reclassified from AOCI. Both the net realized gain on sale and the OTTI loss are included in other income (loss) in our statements of income for the three months ended March 31, 2015, resulting in a net gain of $792,000. We sold no AFS securities during the three months ended March 31, 2014. See Note 5 for additional information regarding the reclassification of HTM securities to AFS securities and our assessment of OTTI during the period.
Note 5—Investment Classification and Assessment for OTTI
Reclassification of HTM Securities to AFS Securities
In connection with the Merger, during March 2015, we formalized the decision to dispose of our PLMBS. As a result, we determined that we no longer had both the ability and the intent to hold all of our securities classified as HTM to maturity, and we reclassified our HTM securities to AFS securities at fair value on the date of reclassification. The following table summarizes the HTM securities reclassified to AFS securities during the three months ended March 31, 2015. See Note 4 for further information regarding the resulting AFS portfolio as of March 31, 2015.

	For the Three Months Ended March 31, 2015
	Amortized Cost	OTTI Charges Recognized in AOCI (1)	Carrying Value	Net Unrecognized Holding Gains (Losses)(2)	Fair Value
(in thousands)
Non-MBS
Certificates of deposit	$239,000	$—	$239,000	$3	$239,003
Other U.S. agency obligations	15,615	—	15,615	134	15,749
State or local housing obligations	2,002,315	—	2,002,315	1,332	2,003,647
Total non-MBS	2,256,930	—	2,256,930	1,469	2,258,399
MBS:
Other U.S. agency single-family MBS	74,699	—	74,699	192	74,891
GSE single-family MBS	4,467,094	—	4,467,094	57,216	4,524,310
GSE multifamily MBS	1,896,685	—	1,896,685	(654)	1,896,031
PLMBS	340,326	(10,912)	329,414	(5,946)	323,468
Total MBS	6,778,804	(10,912)	6,767,892	50,808	6,818,700
Total	$9,035,734	$(10,912)	$9,024,822	$52,277	$9,077,099
(1)     HTM OTTI charges recognized in AOCI were transferred to AFS OTTI charges recognized in AOCI.

(2)	Gross unrecognized holding gains and losses were recorded as gross unrealized gains or losses in AOCI upon the reclassification of these securities from HTM to AFS.
Credit Risk
Our MBS investments have consisted of agency-guaranteed securities and senior tranches of privately issued prime and Alt-A MBS, collateralized by single- and multi-family residential mortgage loans, including hybrid adjustable-rate mortgages (ARMs) and option ARMs.
Assessment for OTTI
We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis or when certain changes in circumstances occur. As part of this process, we consider (1) whether we intend to sell each such investment security and (2) whether it is more likely than not that we would be required to sell such security before the anticipated recovery of its amortized cost basis. If either of these conditions is met, we recognize an OTTI charge in earnings equal to the entire difference between the security's amortized cost and its fair value as of the statement of condition date.
PLMBS
During March 2015, and in connection with the Merger, we determined that we intended to sell all of our PLMBS, and accordingly, for PLMBS whose fair value was less than their amortized cost, we recognized an OTTI loss in earnings equal to the difference between these securities' amortized costs and their fair values as of the date we changed our intent. The following table summarizes the total amount of OTTI losses recorded during the three months ended March 31, 2015.

For the Three Months Ended March 31, 2015
(in thousands)
PLMBS previously classified as AFS
OTTI charges recognized in AOCI	$34,385
PLMBS reclassified from HTM to AFS
Non-credit portion of OTTI losses recognized in AOCI	10,912
Change in fair value of OTTI securities recognized in OCI on date of reclassification	(6,844)
Gross unrealized losses recognized in AOCI	13,076
Total amount of OTTI reclassified from AOCI to earnings	$51,529
During the three months ended March 31, 2015, we sold our PLMBS, which resulted in a net realized gain of $52.3 million. Both the net realized gain on sale and the OTTI losses are included in other income (loss) in our statements of income for the three months ended March 31, 2015, resulting in a net gain of $792,000.
In addition, as a result of the sale of our PLMBS, as of March 31, 2015, we no longer had credit losses on investment securities held for which a portion of OTTI losses were recognized in AOCI. As of December 31, 2014, $373.7 million net OTTI credit losses had been recognized in earnings on our PLMBS and during the three months ended March 31, 2015, $5.8 million net OTTI credit losses were accreted to net interest income resulting from significant improvements in expected cash flows.
See Note 4 for further information regarding proceeds from and net gain on sale of AFS securities.
All Other Securities
Certain of our remaining investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace and interest-rate volatility in the U.S. mortgage and credit markets. Based on current information, we determined that, for these investments, the underlying collateral or the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, as of March 31, 2015, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor consider it is more likely than not that we will be required to sell them prior to the anticipated recovery of their amortized cost basis. As a result, we do not consider any of our other investments to be other-than-temporarily impaired as of March 31, 2015.
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

The following table summarizes the par value and weighted-average interest rates of our advances outstanding as of March 31, 2015 and December 31, 2014 by remaining term-to-maturity.

	As of March 31, 2015		As of December 31, 2014
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$3,575,403	0.56	$3,722,410	0.46
Due after one year through two years	1,256,543	2.33	2,936,039	1.09
Due after two years through three years	1,118,987	3.27	1,141,114	3.21
Due after three years through four years	586,169	1.95	788,648	2.26
Due after four years through five years	532,538	2.06	451,505	2.10
Thereafter	1,229,939	2.97	1,183,122	3.00
Total par value	8,299,579	1.74	10,222,838	1.45
Commitment fees	(309)		(320)
Premium	6,252		6,586
Discount	(4,603)		(5,052)
Hedging adjustments	105,449		89,639
Total	$8,406,368		$10,313,691
We offer fixed-rate callable advances to members that may be prepaid on specified dates without incurring prepayment or termination fees (e.g., returnable or prepayable advances). As of March 31, 2015 and December 31, 2014, we had $15.8 million of callable advances. In exchange for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity non-callable, fixed-rate advance. If the call option is exercised, replacement funding may be available. We also offer choice advances on which the interest-rate resets at specified intervals based on a spread to our short-term cost of funds and which may be prepaid at any repricing date without incurring a prepayment fee. As of March 31, 2015, we had no choice advances outstanding. We had $125.0 million of choice advances as of December 31, 2014.
Other advances, including symmetrical prepayment advances, may only be prepaid subject to a fee sufficient to make us economically indifferent to a borrower's decision to prepay an advance or maintain the advance until contractual maturity. In the case of our standard advance products, the fee cannot be less than zero; however, the symmetrical prepayment advance removes this floor, resulting in a potential payment to the borrower under certain circumstances. Symmetrical prepayment advances outstanding as of March 31, 2015 and December 31, 2014 totaled $552.7 million and $554.1 million.
We also offer convertible and putable advances. Convertible advances allow us to convert the advance from variable to fixed interest rate on a pre-determined date after the lock-out period. The fixed interest rate on a convertible advance is determined at origination. In addition, after the conversion date, the convertible advance is putable on specific dates throughout the remaining term. We had no convertible advances outstanding that had not converted to fixed interest rates as of March 31, 2015 and December 31, 2014.
With a putable advance, we effectively purchase a put option from the member that allows us the right to put or extinguish the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase sufficiently above the interest rate that existed when the putable advance was issued. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $853.5 million and $881.0 million as of March 31, 2015 and December 31, 2014.

The following table summarizes the par value of our advances by year of remaining contractual maturity or next put date as of March 31, 2015 and December 31, 2014.

	As of	As of
	March 31, 2015	December 31, 2014
(in thousands)
Due in one year or less	$4,288,919	$4,510,926
Due after one year through two years (1)	925,527	2,567,023
Due after two years through three years (2)	876,487	876,614
Due after three years through four years	576,169	763,648
Due after four years through five years	532,538	451,505
Thereafter	1,099,939	1,053,122
Total par value	$8,299,579	$10,222,838
(1) As of March 31, 2015, includes fixed-rate callable advances of $10.8 million with next call date of April 1, 2015.
(2) As of March 31, 2015, includes fixed-rate callable advances of $5.0 million with next call date of December 1, 2015.

The following table summarizes the par value of our advances by interest-rate payment terms as of March 31, 2015 and December 31, 2014.

	As of	As of
	March 31, 2015	December 31, 2014
(in thousands)
Fixed:
Due in one year or less	$1,857,393	$1,761,526
Due after one year	4,724,176	4,875,428
Total fixed	6,581,569	6,636,954
Variable:
Due in one year or less	1,718,010	1,960,884
Due after one year	—	1,625,000
Total variable	1,718,010	3,585,884
Total par value	$8,299,579	$10,222,838
Credit Risk Exposure and Security Terms
Our potential credit risk from advances is concentrated in commercial banks and thrifts. The par value of our top five borrowers was $5.3 billion and $6.8 billion as of March 31, 2015 and December 31, 2014, which represented 63.4% and 66.4% of total advances outstanding at March 31, 2015 and December 31, 2014.
In April 2013, as a result of a corporate restructuring, Bank of America Oregon, N.A., our then largest borrower, merged into its parent, Bank of America, N.A. (BANA). At that time, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's outstanding advances will eventually decline to zero as the advances mature. During the first quarter of 2015, $1.5 billion of BANA advances matured and approximately 96% of the entity's remaining $1.6 billion of outstanding advances as of March 31, 2015 will mature in 2016.
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

The following table presents our gross prepayment fees, adjustments, net prepayment fees, and the amount of advance principal prepaid for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015	2014
(in thousands)
Gross prepayment fees	$539	$80
Adjustments	19	(59)
Net prepayment fees	$558	$21
Advance principal prepaid	$136,510	$9,343
Note 7—Mortgage Loans
Mortgage Loans Held for Portfolio
We historically purchased single-family mortgage loans originated or acquired by participating members (i.e., participating financial institutions, or PFIs) in our Mortgage Purchase Program (MPP); we have not purchased any mortgage loans since 2006 and have not sold any mortgage loans since 2011. These mortgage loans are guaranteed or insured by federal agencies or credit-enhanced by the PFI. We have no current plans to sell the remaining mortgage loans held for portfolio.
The following tables summarize our mortgage loans held for portfolio as of March 31, 2015 and December 31, 2014.

	As of	As of
	March 31, 2015	December 31, 2014
(in thousands)
Real Estate:
Fixed interest-rate, medium-term*, single-family	$20,720	$23,254
Fixed interest-rate, long-term, single-family	598,923	625,784
Total unpaid principal balance	619,643	649,038
Premiums	2,806	2,997
Discounts	(3,243)	(3,438)
Deferred loan costs, net	(14)	(14)
Mortgage loans held for portfolio before allowance for credit losses	619,192	648,583
Less: Allowance for credit losses on mortgage loans	(717)	(1,404)
Total mortgage loans held for portfolio, net	$618,475	$647,179

*	Medium-term is defined as a term of 15 years or less.

	As of	As of
Unpaid Principal Balance of Mortgage Loans Held for Portfolio	March 31, 2015	December 31, 2014
(in thousands)
Government-guaranteed/insured	$59,614	$62,170
Conventional	560,029	586,868
Total unpaid principal balance	$619,643	$649,038
As of March 31, 2015 and December 31, 2014, approximately 77% of our outstanding mortgage loans had been purchased from our former member, Washington Mutual Bank, F.S.B. (which was acquired by JPMorgan Chase Bank, N.A., a nonmember).

Note 8—Allowance for Credit Losses
We have established a credit-loss allowance methodology for each of our asset portfolios: credit products, which include our advances, letters of credit, and other products; mortgage loans held for portfolio, including government-guaranteed and conventional mortgage loans; securities purchased under agreements to resell; and federal funds sold. See Note 9 "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2014 10-K for a description of our allowance methodologies for each portfolio.
Credit Products
We consider the payment status, collateral types and concentrations, and our borrowers' financial condition to be primary indicators of credit quality for our credit products. As of March 31, 2015 and December 31, 2014, we had rights to collateral on a borrower-by-borrower basis with a value in excess of our outstanding extensions of credit. As of March 31, 2015 and December 31, 2014, we had no credit products that were past due, on nonaccrual status, or considered impaired.
Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis, and the repayment history on credit products, we have not incurred any credit losses on credit products outstanding as of March 31, 2015 and December 31, 2014. Accordingly, we have not recorded any allowance for credit losses for this asset portfolio. In addition, as of March 31, 2015 and December 31, 2014, no liability was recorded to reflect an allowance for credit losses for credit exposures not recorded on the statements of condition. For additional information on credit exposure on unrecorded commitments, see Note 14.
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
Conventional
We evaluate our conventional mortgage loans held for portfolio for credit losses by: (1) collectively evaluating homogeneous pools of residential mortgage loans; and (2) individually evaluating mortgage loans that meet certain criteria.
Allowance for Credit Losses on Mortgage Loans Held for Portfolio

Our credit risk analysis of conventional loans evaluated collectively for impairment and determination of allowance for credit losses considers loan pool specific attribute data, applies estimated loss severities, and factors in the credit enhancements to determine our best estimate of probable incurred losses for our allowance for credit losses. Specifically, the determination of the allowance generally factors in the presence of primary mortgage insurance (PMI) and lender risk account (LRA) funds. Incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit enhancements. Because we purchased most of our conventional mortgage loans prior to 2004, the LRA balances were almost fully distributed as of March 31, 2015. Once the LRA balance is exhausted, our mortgages will have no LRA coverage and our credit exposure will be reflected accordingly in our quarterly allowance for credit loss evaluations.

The following table presents a rollforward of the allowance for credit losses on our collectively evaluated conventional mortgage loans held for portfolio as of and for the three months ended March 31, 2015 and 2014, as well as the recorded investment in mortgage loans by impairment methodology as of March 31, 2015 and 2014.

	As of and For the Three Months Ended March 31,
	2015	2014
(in thousands)
Balance, beginning of period	$1,404	$934
Charge-offs (1)	(479)	(29)
Provision (benefit) for credit losses	(208)	236
Balance, end of period - collectively evaluated for impairment	$717	$1,141
Recorded investments of mortgage loans, end of period (2):
Individually evaluated for impairment	$31,651	$14,262
Collectively evaluated for impairment	$530,098	$678,311

(1)
For the three months ended March 31, 2015, comprised of charge-offs from individually evaluated impaired mortgage loans due to the adoption of the charge-off requirements under AB 2012-02 beginning January 1, 2015.

(2)
Includes the unpaid principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

As a result of our March 31, 2015 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses was in excess of the amount required to absorb the expected credit losses on our mortgage loan portfolio. Accordingly, we recorded a benefit for credit losses of $208,000 for the three months ended March 31, 2015. We recorded a provision for credit losses of $236,000 for the three months ended March 31, 2014.
In addition to PMI and LRA, we formerly maintained supplemental mortgage insurance (SMI) to cover losses on our conventional mortgage loans over and above the losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Under FHFA regulation, SMI from an insurance provider rated "AA" or equivalent by a nationally recognized statistical rating organization must be obtained, unless this requirement is waived by the regulator. In 2008, because the credit rating on our SMI provider was lowered from "AA-" to "A," we cancelled our SMI policies. As of March 31, 2015, while we have determined that the LRA and our previously recorded allowance for credit losses were in excess of the amount required to absorb the expected credit losses on our mortgage loan portfolio, we remain in technical violation of the regulatory requirement to provide SMI on our MPP conventional mortgage loans.

Credit Quality Indicators
Key credit quality indicators for mortgage loans include the migration of past-due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans held for portfolio as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015			As of December 31, 2014
Recorded Investment (1) in Delinquent Mortgage Loans	Conventional	Government-Guaranteed	Total	Conventional	Government-Guaranteed	Total
(in thousands, except percentages)
Mortgage loans:
Past due 30-59 days delinquent and not in foreclosure	$14,537	$5,938	$20,475	$18,508	$7,818	$26,326
Past due 60-89 days delinquent and not in foreclosure	7,225	2,308	9,533	5,687	2,831	8,518
Past due 90 days or more delinquent (2)	23,291	6,066	29,357	25,960	6,772	32,732
Total past due	45,053	14,312	59,365	50,155	17,421	67,576
Total current loans	516,696	45,891	562,587	538,534	45,363	583,897
Total mortgage loans	$561,749	$60,203	$621,952	$588,689	$62,784	$651,473
Accrued interest - mortgage loans	$2,481	$279	$2,760	$2,599	$291	$2,890
Other delinquency statistics:
In process of foreclosure included above (2) (3)	$18,687	none	$18,687	$18,762	none	$18,762
Serious delinquency rate (4)	4.1%	10.1%	4.7%	4.4%	10.8%	5.0%
Past due 90 days or more still accruing interest	$—	$6,066	$6,066	$—	$6,772	$6,772
Loans in non-accrual status (5)	$23,291	none	$23,291	$25,960	none	$25,960
REO(6)	$1,410	none	$1,410	$1,279	none	$1,279

(1)
Includes the unpaid principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct writedowns. The recorded investment excludes any valuation allowance.

(2)
Conventional mortgage loans includes loans classified as troubled debt restructurings (TDRs). As of March 31, 2015 and December 31, 2014, $6.0 million of the $18.3 million and $6.7 million of the $17.9 million recorded investment in TDRs was 90 days or more past due and in the process of foreclosure.

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
Individually Evaluated Mortgage Loans
We individually evaluate our TDRs and certain other mortgage loans for impairment when determining our allowance for credit losses and typically remove the credit loss amount from the general allowance for credit losses and record it as a reduction to the mortgage loan carrying value.
TDRs
A TDR is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. We have granted a concession when we do not expect to collect all amounts due to us under the original contract as a result of the restructuring. Our TDR loans resulting from modification of terms primarily involve loans where an agreement permits the recapitalization of past-due amounts up to the original loan amount. Under this type of modification, no other terms of the original loan are modified, including the borrower's original interest rate and contractual maturity. Loans that are discharged in Chapter 7 bankruptcy and have not been reaffirmed by the borrowers are also considered to be TDRs, except in cases where all contractual amounts due are still expected to be collected as a result of government guarantees.
Credit losses in these cases are measured by factoring in expected cash shortfalls incurred as of the reporting date and the economic loss attributable to delaying the original contractual principal and interest due dates. As of March 31, 2015 and

December 31, 2014, the recorded investment balances of mortgage loans classified as TDRs were $18.3 million and $17.9 million. The financial amounts related to TDRs are not material to our financial condition, results of operations, or cash flows.
Other Individually Evaluated Mortgage Loans
In compliance with AB 2013-02, beginning January 1, 2015, we implemented the charge-off provisions required under AB 2012-02. Under this guidance, we individually evaluate mortgage loans and write them down to their collateral value less cost to sell if impairment is present. The associated charge-off is generally recorded no later than the end of the month in which the loan becomes 180 days past due, unless we determine that repayment is likely to occur. As of March 31, 2015, the recorded investment balances and unpaid principal balances of individually evaluated mortgage loans (other than TDRs) under AB 2012-02 were $13.3 million.
Loans evaluated for impairment under AB 2012-02 were previously assessed for potential losses as part of our estimation process for the general allowance for credit losses. The initial charge-off of an impaired loan under AB 2012-02 is made against the carrying value of the mortgage loan and recorded against the previously recorded general allowance for credit losses. Subsequent charge-offs of those loans are recorded directly in other income (loss) in our statements of income. For the three months ended March 31, 2015, we recorded $531,000 of charge-offs against the carrying values of our mortgage loans, of which $479,000 was recorded against our general allowance for credit losses and $52,000 was recorded directly in other income (loss) in our statements of income.
The following table presents our average recorded investment balances and related interest income recognized on our individually evaluated mortgage loans with no related allowance for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(in thousands)
Conventional mortgage loans	$19,606	$149	$13,417	$68
REO
We had $1.4 million and $1.3 million of REO recorded in other assets on our statements of condition as of March 31, 2015 and December 31, 2014.
Federal Funds Sold and Securities Purchased Under Agreements to Resell
These investments are generally short-term (primarily overnight), and the recorded balance approximates fair value. We invest in federal funds with counterparties that are considered to be of investment quality by the Seattle Bank, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of March 31, 2015 and December 31, 2014 were repaid or are expected to be repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with counterparties that are considered to be of investment quality by the Seattle Bank. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities purchased under agreements to resell as of March 31, 2015 and December 31, 2014.
Note 9—Derivatives and Hedging Activities
Nature of Business Activity
We are exposed to interest-rate risk primarily from the effect of interest-rate changes on our interest-earning assets and the funding sources that finance these assets. Consistent with FHFA regulation, we enter into interest-rate exchange agreements (derivatives) to manage the interest-rate exposures inherent in otherwise unhedged asset and funding positions, to achieve our risk-management objectives, and to reduce our cost of funds. We generally use interest-rate swaps, options, swaptions, and interest-rate caps and floors in our interest-rate risk management. For more information on the types of derivatives we use, see

Note 10 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2014 10-K. To mitigate the risk of loss, we monitor the risk to our interest income, net interest margin, and average maturity of interest-earning assets and interest-bearing liabilities. FHFA regulations and our risk management policy prohibit the speculative use of derivatives and limit credit risk arising from these instruments. The use of derivatives is an integral part of our financial and risk management strategy.
We generally use derivatives to:

•	Reduce funding costs by combining a derivative with a consolidated obligation, as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation;

•	Reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;

•
Preserve the interest-rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation used to fund the advance). Without the use of derivatives, this interest-rate spread could be reduced or eliminated when a change in the interest rate on the advance does not match a change in the interest rate on the consolidated obligation;

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
The following tables summarize the notional amounts and the fair values of our derivatives, including the effect of qualifying netting arrangements and cash collateral as of March 31, 2015 and December 31, 2014. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of March 31, 2015
	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$21,039,893	$95,800	$287,268
Interest-rate caps or floors	10,000	—	—
Total derivatives designated as hedging instruments	21,049,893	95,800	287,268
Derivatives not designated as hedging instruments:
Interest-rate swaps	972,761	21,390	21,377
Interest-rate swaptions	375,000	219	—
Total derivatives not designated as hedging instruments	1,347,761	21,609	21,377
Total derivatives before netting and collateral adjustments	$22,397,654	117,409	308,645
Netting and collateral adjustments *		(67,864)	(237,854)
Derivative assets and derivative liabilities		$49,545	$70,791

	As of December 31, 2014
	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$18,819,251	$104,760	$268,782
Interest-rate caps or floors	10,000	—	—
Total derivatives designated as hedging instruments	18,829,251	104,760	268,782
Derivatives not designated as hedging instruments:
Interest-rate swaps	2,472,513	18,703	18,143
Interest-rate swaptions	375,000	305	—
Total derivatives not designated as hedging instruments	2,847,513	19,008	18,143
Total derivatives before netting and collateral adjustments:	$21,676,764	123,768	286,925
Netting and collateral adjustments *		(77,514)	(210,213)
Derivative assets and derivative liabilities		$46,254	$76,712

*	Amounts represent the effect of legally enforceable netting arrangements that allow the Seattle Bank to settle positive and negative positions and also cash collateral and related accrued interest held or posted with the same clearing member or counterparty. As of March 31, 2015 and December 31, 2014, the Seattle Bank posted $170.0 million and $132.7 million of cash collateral.

The following table presents the components of net gain (loss) on derivatives and hedging activities as presented in the statements of income for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015	2014
(in thousands)
Derivatives and hedged items designated in fair value hedging relationships:
Net gain (loss) related to fair value hedge ineffectiveness - Interest-rate swaps	$1,686	$(907)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	34	(89)
Interest-rate swaptions	(85)	(1,161)
Net interest settlements	(5)	919
Offsetting transactions:
Interest-rate swaps	—	(196)
Total net loss related to derivatives not designated as hedging instruments	(56)	(527)
Net gain (loss) on derivatives and hedging activities	$1,630	$(1,434)
The following tables present, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships, and the impact of those derivatives on our net interest income for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31, 2015
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(16,359)	$15,819	$(540)	$(20,359)
AFS securities	(53,281)	51,557	(1,724)	(14,880)
Consolidated obligation bonds	26,264	(22,179)	4,085	24,738
Consolidated obligation discount notes	264	(399)	(135)	82
Total	$(43,112)	$44,798	$1,686	$(10,419)

	For the Three Months Ended March 31, 2014
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$507	$(1,627)	$(1,120)	$(21,247)
AFS securities	(49,624)	47,202	(2,422)	(14,894)
Consolidated obligation bonds	16,109	(13,500)	2,609	30,940
Consolidated obligation discount notes	(75)	101	26	74
Total	$(33,083)	$32,176	$(907)	$(5,127)

(1)	These amounts are reported in other income.

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
    Certain of our bilateral interest-rate exchange agreements include provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating were lowered by a major credit rating agency, we might be required to deliver additional collateral on certain bilateral interest-rate exchange agreements in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk related contingent features that were in a liability position as of March 31, 2015 was $131.3 million, for which we posted cash collateral of $60.5 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level (i.e., from "AA" to "A"), we would have been required to deliver up to an additional $43.9 million of collateral at fair value to our bilateral derivative counterparties as of March 31, 2015.
For cleared derivatives, the clearinghouse determines initial margin requirements and, generally, credit ratings are not factored into the initial margin. However, clearing members may require additional initial margin to be posted based on credit events, including, but not limited to, credit rating downgrades. We were not required to post additional initial margin by our clearing members as of March 31, 2015.

Offsetting of Derivative Assets and Derivative Liabilities

We present derivative instruments, related cash collateral (including initial and variation margin received or pledged), and associated accrued interest, on a net basis by clearing member and by counterparty when it has met the netting requirements. The following table presents, as of March 31, 2015 and December 31, 2014, the fair value of gross and net derivative assets and liabilities meeting netting requirements, including the related collateral received from or pledged to counterparties. As of March 31, 2015 and December 31, 2014, we had no derivative instruments not meeting netting requirements.

	As of March 31, 2015		As of December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(in thousands)
Derivative instruments meeting netting requirements:
Gross recognized amount
Bilateral derivatives	$111,871	$227,632	$118,602	$227,781
Cleared derivatives	5,538	81,013	5,166	59,144
Total gross recognized amount	117,409	308,645	123,768	286,925
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(96,314)	(156,841)	(100,074)	(151,069)
Cleared derivatives	28,450	(81,013)	22,560	(59,144)
Total gross amounts of netting adjustments and cash collateral	(67,864)	(237,854)	(77,514)	(210,213)
Net amounts after offsetting adjustments:
Bilateral derivatives	15,557	70,791	18,528	76,712
Cleared derivatives	33,988	—	27,726	—
Total net amounts after offsetting adjustments	49,545	70,791	46,254	76,712
Non-cash collateral received or pledged not offset:
Cannot be sold or repledged: *
Bilateral derivatives	7,671	—	8,699	—
Total collateral that cannot be sold or repledged *	7,671	—	8,699	—
Net unsecured amount:
Bilateral derivatives	7,886	70,791	9,829	76,712
Cleared derivatives	33,988	—	27,726	—
Total net unsecured amount	$41,874	$70,791	$37,555	$76,712

*	Non-cash collateral consists of U.S. Treasury and GSE securities at fair value.
Note 10—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and consolidated obligation discount notes, are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the FHFA authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. For a discussion of the joint and several liability regulation, see Note 12 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2014 10-K. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2015 and through the filing date of this report, we do not believe that it is probable that we will be asked to do so. The par amounts of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were $812.2 billion and $847.2 billion as of March 31, 2015 and December 31, 2014. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf and becomes the primary obligor for the proceeds it receives.

Consolidated Obligation Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds and have original maturities of one year or less. These notes are generally issued at less than their face amount and are redeemed at par value when they mature. The following table summarizes our outstanding consolidated obligation discount notes as of March 31, 2015 and December 31, 2014.

	Book Value	Par Value	Weighted-Average Interest Rate *
(in thousands, except interest rates)
As of March 31, 2015	$14,232,389	$14,235,342	0.09
As of December 31, 2014	$14,940,178	$14,941,527	0.07

*	Represents a bond equivalent yield.
Consolidated Obligation Bonds
Redemption Terms
The following table summarizes our outstanding consolidated obligation bonds by remaining contractual term-to-maturity as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015		As of December 31, 2014
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$6,293,660	0.63	$6,209,660	0.37
Due after one year through two years	1,353,000	0.74	2,813,500	1.04
Due after two years through three years	2,463,000	1.44	2,558,000	1.34
Due after three years through four years	1,545,650	1.90	1,524,650	1.90
Due after four years through five years	1,851,245	2.92	1,958,245	2.83
Thereafter	1,319,365	3.61	1,681,565	3.11
Total par value	14,825,920	1.46	16,745,620	1.33
Premiums	5,030		5,273
Discounts	(7,851)		(8,222)
Hedging adjustments	125,492		107,787
Fair value option valuation adjustments	(87)		(29)
Total	$14,948,504		$16,850,429
The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. We become the primary obligor on consolidated obligation bonds we accept as transfers from other FHLBanks. We had no consolidated obligation bonds outstanding that were transferred from other FHLBanks as of March 31, 2015. As of December 31, 2014, we had consolidated obligation bonds outstanding that were transferred from the FHLBank of Chicago with par values of $10.0 million but no remaining unamortized premium or discount balances. We transferred no consolidated obligation bonds to other FHLBanks for the three months ended March 31, 2015 and 2014.
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

The par value of our consolidated obligation bonds outstanding by call feature consisted of the following as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015	As of December 31, 2014
(in thousands)
Non-callable	$8,532,270	$8,764,770
Callable	6,293,650	7,980,850
Total par value	$14,825,920	$16,745,620

The following table summarizes the par value of our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015	As of December 31, 2014
(in thousands)
Due in one year or less	$11,572,310	$12,190,510
Due after one year through two years	723,000	2,208,500
Due after two years through three years	458,000	453,000
Due after three years through four years	477,000	316,000
Due after four years through five years	716,245	708,245
Thereafter	879,365	869,365
Total par value	$14,825,920	$16,745,620
The following table summarizes the par value of our outstanding consolidated obligation bonds by interest-rate payment type as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015	As of December 31, 2014
(in thousands)
Fixed	$13,655,920	$14,988,420
Step-up	895,000	1,382,200
Variable	75,000	175,000
Capped variable	200,000	200,000
Total par value	$14,825,920	$16,745,620
We have elected, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation bonds and discount notes with original maturities of one year or less for operational ease or to assist in mitigating potential statement of income volatility that can arise from economic hedges in which the carrying value of the hedged item is not adjusted for changes in fair value. For the latter, prior to entering into a short-term consolidated obligation trade, we perform a preliminary evaluation of the effectiveness of the bond or discount note and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond or discount note. As of March 31, 2015 and December 31, 2014, we had $500.0 million and $1.5 billion par value of outstanding consolidated obligation bonds and zero and $500.0 million par value of outstanding consolidated obligation discount notes on which we elected the fair value option. See Note 12 for additional information on these consolidated obligations and the fair value option.
Concessions on Consolidated Obligations
Unamortized concessions included in other assets on our statements of condition were $2.1 million and $2.3 million as of March 31, 2015 and December 31, 2014. The amortization of these types of concessions included in consolidated obligation interest expense totaled $534,000 for the three months ended March 31, 2015, compared to $507,000 for the same period in 2014.

Note 11—Capital
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value per share (1)	$100	$100
Satisfies membership purchase requirement (pursuant to capital plan)	No	Yes
Currently satisfies activity-based purchase requirement (pursuant to capital plan)	Yes (2)	Yes
Statutory redemption period (3)	6 months	5 years
Total outstanding balance (including MRCS):
March 31, 2015	$74,928	$2,143,616
December 31, 2014	$82,421	$2,230,135

(1)	Par value also represents the per share issue, redemption, repurchase, and transfer price between members.

(2)	Effective June 1, 2009, the Seattle Bank board of directors (Board) suspended the issuance of Class A capital stock.

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
Only Class B capital stock can be used to meet the membership stock purchase requirement. Subject to the limitations specified in the capital plan, a member may use Class B capital stock or Class A capital stock to meet its activity-based stock purchase requirement. Under the capital plan, the Board may set the members' advance stock purchase requirement between 2.5% and 6.0% of a member’s outstanding principal balance of advances. For the three months ended March 31, 2015 and 2014, the member activity-based stock purchase requirement was 4.5%. In addition, subject to the Seattle Bank’s approval, the capital plan allows the transfer of excess stock between unaffiliated members pursuant to the requirements of the capital plan.
The Gramm Leach Bliley Act made FHLBank membership voluntary for all members. Generally, members can redeem Class A capital stock by giving six months’ written notice and can redeem Class B capital stock by giving five years’ written notice, subject to certain restrictions. Any member that withdraws from membership may not be re-admitted to membership in any FHLBank until five years from the divestiture date for all capital stock that is held as a condition of membership unless the institution has cancelled its notice of withdrawal prior to the expiration of the redemption period. This restriction does not apply if the member is transferring its membership from one FHLBank to another.
Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to a liability when a member submits a written request for redemption of excess capital stock, formally gives notice of intent to withdraw from membership, or otherwise attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership. Reclassifications are recorded at fair value on the date the written redemption request is received or the effective date of attaining nonmember status. On a quarterly basis, we evaluate the outstanding excess stock balances (i.e., stock not being used to fulfill either membership or activity-based stock requirements) of members with outstanding redemption requests and adjust the amount of capital stock classified as a liability accordingly. We reclassify capital stock subject to redemption from a liability to equity if a member cancels its written request for redemption of excess capital stock.
The following table presents a summary of our MRCS activity for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015	2014
(in thousands)
Balance, beginning of period	$1,454,473	$1,747,690
Capital stock transferred to MRCS, net	2,504	8,457
Repurchases of MRCS	(94,289)	(94,190)
Balance, end of period	$1,362,688	$1,661,957

The following table presents the amount of MRCS by year of scheduled redemption as of March 31, 2015. The year of redemption in the table reflects the end of the six-month or five-year redemption periods, as applicable.

	As of March 31, 2015
	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$786	$30,938
One year through two years	—	17,463
Two years through three years	—	7,853
Three years through four years	—	545,773
Four years through five years	—	84,270
Past contractual redemption date due to remaining activity (1) (3)	201	32,137
Past contractual redemption date due to regulatory action (2) (3)	42,520	600,747
Total	$43,507	$1,319,181

(1)
Represents MRCS that is past the end of the contractual redemption period because there is activity outstanding to which the MRCS relates. MRCS is redeemable at final maturity of related advances and mortgage loans.

(2)	See "Consent Arrangements" below for discussion of the Seattle Bank's MRCS restrictions.

(3)
In April 2015, following FHFA non-objection, we announced that, in connection with the Merger, we will repurchase all excess Class A and Class B MRCS with respect to which the contractual redemption period has expired, prior to the anticipated closing of the Merger. The actual amount repurchased will depend on outstanding activity.

In April 2013, as a result of a corporate restructuring, Bank of America Oregon, N.A., our then largest borrower, merged into its parent, BANA. At that time, Bank of America Oregon, N.A. ceased to be a member of the Seattle Bank, and all outstanding advances and capital stock were assumed by BANA, a nonmember. Class B capital stock totaling $584.1 million was transferred from equity to MRCS liability. The balance in MRCS is primarily the result of the transfer of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase Bank, N.A., a nonmember, and the transfer of Bank of America, Oregon, N.A.'s capital stock. Of the Class A and Class B MRCS shown in the table above, these former members' stock represents $1.0 billion of the Class B balance as of March 31, 2015.
Capital Concentration
As of March 31, 2015 and December 31, 2014, two successors to former members, BANA and JPMorgan Chase Bank, N.A., held a combined total of 45% and 46% of our total outstanding capital stock, including MRCS.
Stock Repurchases and Redemptions
Although we continue to be restricted from unlimited repurchases and redemptions of capital stock under the terms of the Amended Consent Arrangement (see Consent Arrangements below), in September 2012, we implemented an excess capital stock repurchase program, with FHFA non-objection, to repurchase up to $25 million of excess capital stock per quarter. Also, in February 2014, we implemented a separate excess capital stock redemption program, with FHFA non-objection, to redeem up to $75 million per quarter of excess capital stock on which the redemption waiting period has been satisfied. Under these programs, in the first quarter of 2015, we repurchased $23.6 million and redeemed $75.0 million, of excess capital stock. Since implementing the programs, we have repurchased a total of $637.9 million of excess capital stock. Further, we repurchased $12.0 million, including $7.6 million in the first quarter of 2015, of excess Class B capital stock that had been purchased by members on or after October 27, 2010 for activity purposes (which type of repurchase we are authorized to make without regard to amount).
The following table presents the amount of excess capital stock repurchases and redemptions pursuant to the repurchase and redemption programs as well as repurchases of excess Class B capital stock originally purchased on or after October 27, 2010 for activity purposes for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015	2014
(in thousands)
Excess capital stock repurchase program:
Capital stock classified as equity	$4,345	$4,699
Capital stock classified as MRCS	19,306	19,349
Excess capital stock repurchases	23,651	24,048
Excess capital stock redemptions	74,983	74,841
Excess capital stock for activity purposes	7,556	610
Total	$106,190	$99,499

In April 2015, following FHFA non-objection, we announced that, in connection with the Merger, we will repurchase all excess Class A and Class B MRCS with respect to which the contractual redemption period has expired, prior to the anticipated closing of the Merger.
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
Dividends
Generally under our capital plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings, unless otherwise prohibited. In accordance with the Amended Consent Arrangement, as discussed below, we are required to obtain written non-objection from the FHFA prior to paying dividends on our capital stock. On February 23, 2015, we paid a $0.025 per share cash dividend based on fourth quarter 2014 net income and average Class A and Class B stock outstanding during the fourth quarter of 2014, totaling $598,000, $215,000 of which was recorded as dividends on capital stock and $383,000 of which was recorded as interest expense on MRCS on our statements of income. On February 28, 2014, we paid total dividends of $672,000, $231,000 of which was recorded as dividends on capital stock and $441,000 of which was recorded as interest expense on MRCS on our statements of income.
In addition, in April 2015, our Board declared a $0.025 per share cash dividend, based on first quarter 2015 net income. With FHFA non-objection, the dividend was paid on April 30, 2015 and totaled $576,000, $215,000 of which was recorded as dividends on capital stock and $361,000 of which was recorded as interest expense on MRCS and was based on average Class A and Class B stock outstanding during first quarter 2015.
In connection with the Merger, the Board approved a $0.0168 per share prorated cash dividend based on average Class A and Class B stock outstanding from April 1 through May 26, 2015. The dividend will be paid immediately prior to the closing of the anticipated Merger.
FHFA regulations limit an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of its total assets. As of March 31, 2015, we had excess capital stock of $1.6 billion, or 4.8%, of our total assets.
Capital Requirements
We are subject to three capital requirements under our capital plan and FHFA rules and regulations: risk-based capital, regulatory capital-to-assets ratio, and leverage capital-to-assets ratio. We complied with all of these capital requirements as of March 31, 2015 and December 31, 2014.

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

The FHFA may require us to maintain capital levels in excess of the regulatory minimums described above.

The following table presents our regulatory capital requirements compared to our actual capital positions as of March 31, 2015.

	As of March 31, 2015
	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$560,683	$2,500,221
Regulatory capital-to-assets ratio	4.00%	7.74%
Total regulatory capital	$1,330,458	$2,575,149
Leverage capital-to-assets ratio	5.00%	11.50%
Leverage capital	$1,663,072	$3,825,260
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
The Amended Consent Arrangement requires that:

•
We develop and submit an asset composition plan acceptable to the FHFA for increasing advances and other core mission activity assets as a proportion of our consolidated obligations and, upon approval by the FHFA, implement such plan;

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
Retained Earnings
Capital Agreement
In 2011, each of the 12 FHLBanks entered into the Joint Capital Enhancement Agreement, as amended (Capital Agreement), which is intended to enhance the capital position of each FHLBank. Under the Capital Agreement, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends. In compliance with our amended capital plan, we allocated $2.1 million of net income to restricted retained earnings and $8.4 million and $8.5 million to unrestricted retained earnings for the three months ended March 31, 2015 and 2014. We reported total retained earnings of $356.6 million as of March 31, 2015, compared to $346.4 million as of December 31, 2014.

Accumulated Other Comprehensive Income (Loss)
The following tables present the net change in AOCI for the three months ended March 31, 2015 and 2014.

	Unrealized Gain (Loss) on AFS Securities (Notes 4 and 5)	Unrealized Gain (Loss) on OTTI AFS Securities (Notes 4 and 5)	Non-credit Portion of OTTI Losses on HTM Securities (Note 5)	Pension Benefits *	Total AOCI
(in thousands)
Balance, December 31, 2013	$(15,336)	$(41,429)	$(14,418)	$(585)	$(71,768)
Other comprehensive income (loss) before reclassifications:
Net change in fair value	14,980	30,870	—	—	45,850
Accretion of non-credit loss	—	—	740	—	740
Reclassifications from other comprehensive income (loss) to net income:
Net OTTI loss	—	3	—	—	3
Pension benefits	—	—	—	5	5
Net current period other comprehensive income	14,980	30,873	740	5	46,598
Balance, March 31, 2014	$(356)	$(10,556)	$(13,678)	$(580)	$(25,170)
Balance, December 31, 2014	$3,826	$10,600	$(11,459)	$(1,415)	$1,552
Other comprehensive income (loss) before reclassifications:
Net change in fair value	3,838	6,764	—	—	10,602
Net unrealized gain recognized on reclassification of HTM securities to AFS securities	58,223	(5,946)	—	—	52,277
Net unrealized gain	62,061	818	—	—	62,879
Non-credit OTTI losses transferred	—	(10,912)	10,912	—	—
Accretion of non-credit loss	—	—	547	—	547
Reclassifications from other comprehensive income (loss) to net income:
Net realized gain on sale	(286)	(52,035)	—	—	(52,321)
Net OTTI loss	—	51,529	—	—	51,529
Pension benefits	—	—	—	35	35
Net current period other comprehensive income (loss)	61,775	(10,600)	11,459	35	62,669
Balance, March 31, 2015	$65,601	$—	$—	$(1,380)	$64,221

*	Amortization of pension and post-retirement benefits is recorded in compensation and benefits on the statements of income.
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
Fair Value Hierarchy
We record AFS securities, derivative assets and liabilities, certain consolidated obligation bonds and discount notes, and rabbi trust assets (included in other assets) at fair value on a recurring basis on the statements of condition. GAAP establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of the market observability of the inputs to the fair value measurement for the asset or liability.
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
For instruments carried at fair value, we review the fair value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. We had no transfers between fair value hierarchies for the three months ended March 31, 2015 and 2014.
Fair Value Summary Tables
The Fair Value Summary Tables below do not represent an estimate of the overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities. The following tables summarize the carrying value, fair values, and the level within the fair value hierarchy of our financial instruments as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$144	$144	$144	$—	$—	$—
Deposits with other FHLBanks	248	248	248	—	—	—
Securities purchased under agreements to resell	5,250,000	5,249,999	—	5,249,999	—	—
Federal funds sold	2,940,800	2,940,878	—	2,940,878	—	—
AFS securities	15,929,939	15,929,939	—	15,929,939	—	—
Advances (1)	8,406,368	8,488,732	—	8,488,732	—	—
Mortgage loans held for portfolio, net	618,475	663,391	—	663,391	—	—
Accrued interest receivable	42,970	42,970	—	42,970	—	—
Derivative assets, net	49,545	49,545	—	117,409	—	(67,864)
Other assets (rabbi trust)	5,123	5,123	5,123	—	—	—
Financial liabilities:
Deposits	377,743	377,742	—	377,742	—	—
Consolidated obligations:
Discount notes (2)	14,232,389	14,231,864	—	14,231,864	—	—
Bonds (3)	14,948,504	15,175,710	—	15,175,710	—	—
MRCS	1,362,688	1,362,688	1,362,688	—	—	—
Accrued interest payable	51,299	51,299		51,299	—	—
Derivative liabilities, net	70,791	70,791	—	308,645	—	(237,854)

	As of December 31, 2014
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$126	$126	$126	$—	$—	$—
Deposit with other FHLBanks	140	140	140	—	—	—
Securities purchased under agreements to resell	3,000,000	3,000,000	—	3,000,000	—	—
Federal funds sold	4,058,800	4,058,854	—	4,058,854	—	—
AFS securities	7,877,334	7,877,334	—	6,634,874	1,242,460	—
HTM securities	9,110,269	9,167,713	—	8,835,350	332,363	—
Advances (1)	10,313,691	10,384,049	—	10,384,049	—	—
Mortgage loans held for portfolio, net	647,179	689,865	—	689,865	—	—
Accrued interest receivable	49,558	49,558	—	49,558	—	—
Derivative assets, net	46,254	46,254	—	123,768	—	(77,514)
Other assets (rabbi trust)	5,143	5,143	5,143	—	—	—
Financial liabilities:
Deposits	410,773	410,731	—	410,731	—	—
Consolidated obligations:
Discount notes (2)	14,940,178	14,939,865	—	14,939,865	—	—
Bonds (3)	16,850,429	17,038,832	—	17,038,832	—	—
MRCS	1,454,473	1,454,473	1,454,473	—	—	—
Accrued interest payable	51,382	51,382	—	51,382	—	—
Derivative liabilities, net	76,712	76,712	—	286,925	—	(210,213)

(1)	Carrying value includes $4.3 billion and $4.2 billion par value of hedged advances whose carrying value included a hedging adjustment as of March 31, 2015 and December 31, 2014.

(2)
Carrying value includes $500.0 million of consolidated obligation discount notes recorded at fair value under the fair value option as of December 31, 2014 and $3.2 billion and $249.9 million of hedged consolidated obligation discount notes whose carrying value included a hedging adjustment as of March 31, 2015 and December 31, 2014. No consolidated obligation discount notes recorded at fair value under the fair value option as of March 31, 2015.

(3)
Carrying value includes $500.0 million and $1.5 billion of consolidated obligation bonds recorded under the fair value option and $10.6 billion and $11.4 billion of hedged consolidated obligation bonds whose carrying value included a hedging adjustment as of March 31, 2015 and December 31, 2014.

The fair value of commitments to extend credit for advances and commitments to issue consolidated obligations were immaterial as of March 31, 2015 and December 31, 2014.
Valuation Techniques and Significant Inputs
Outlined below are our valuation methodologies that involve Level 3 measurements or that have been enhanced during the three months ended March 31, 2015. See Note 16 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2014 10-K for information concerning valuation techniques and significant inputs for our other financial assets and financial liabilities.
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
During the first quarter of 2015, in conjunction with the other FHLBanks, we conducted reviews of the four pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies, and control procedures for GSE MBS and PLMBS.
As of March 31, 2015, four prices were received for a majority of our MBS. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or in those instances where there were outliers or significant yield variances, our additional analyses), we believe our final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices).
Fair Value Measurements
The following tables present, for each hierarchy level, our assets and liabilities that are measured at fair value on a recurring or non-recurring basis on our statements of condition as of March 31, 2015 and December 31, 2014. We measure individually evaluated mortgage loans, REO, and certain HTM securities at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., individually evaluated mortgage loans and REO are remeasured as a result of becoming impaired). The estimated fair value of impaired mortgage loans under AB 2012-02 and REO are based on the current property value, as provided by a third party vendor, adjusted for estimated selling costs.

	As of March 31, 2015
	Total	Level 1	Level 2	Level 3	Netting Adjustment/Cash Collateral *
(in thousands)
Recurring fair value measurements:
AFS securities:
Other US agency obligations MBS	$72,234	$—	$72,234	$—	$—
GSE MBS	7,248,533	—	7,248,533	—	—
Other U.S. agency obligations	4,299,314	—	4,299,314	—	—
GSE obligations	2,305,713	—	2,305,713	—	—
State or local housing agency obligations	2,004,145	—	2,004,145	—	—
Derivative assets, net	49,545		117,409		(67,864)
Other assets (rabbi trust)	5,123	5,123	—	—	—
Total recurring assets at fair value	$15,984,607	$5,123	$16,047,348	$—	$(67,864)
Consolidated obligations bonds	$499,913	$—	$499,913	$—	$—
Derivative liabilities, net	70,791	—	308,645	—	(237,854)
Total recurring liabilities at fair value	$570,704	$—	$808,558	$—	$(237,854)
Non-recurring fair value measurements:
Individually evaluated mortgage loans	$3,070	$—	$128	$2,942	$—
REO	234	—	—	234	—
Total non-recurring assets at fair value	$3,304	$—	$128	$3,176	$—

	As of December 31, 2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral *
(in thousands)
Recurring fair value measurements:
AFS securities:
PLMBS	$1,242,460	$—	$—	$1,242,460	$—
Other U.S. agency obligations	4,353,320	—	4,353,320	—	—
GSE obligations	2,281,554	—	2,281,554	—	—
Derivative assets, net	46,254	—	123,768	—	(77,514)
Other assets (rabbi trust)	5,143	5,143	—	—	—
Total recurring assets at fair value	$7,928,731	$5,143	$6,758,642	$1,242,460	$(77,514)
Consolidated obligations:
Discount notes	$499,930	$—	$499,930	$—	$—
Bonds	1,499,971	—	1,499,971	—	—
Derivative liabilities, net	76,712	—	286,925	—	(210,213)
Total recurring liabilities at fair value	$2,076,613	$—	$2,286,826	$—	$(210,213)
Non-recurring fair value measurements:
Mortgage loans (TDRs)	$491	$—	$491	$—	$—
REO	697	—	—	697	—
Total non-recurring assets at fair value	$1,188	$—	$491	$697	$—

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
We have elected, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation bonds and discount notes with original maturities of one year or less for operational ease or to assist in mitigating potential statement of income volatility that can arise from economic hedges in which the carrying value of the hedged items are not adjusted for changes in fair value. For the latter, prior to entering into a short-term consolidated obligation trade, we perform a preliminary evaluation of the effectiveness of the bond or discount note and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond or discount note. The potential earnings volatility associated with measuring only the derivative at fair value is the primary reason that we have elected the fair value option for these instruments.
The following table presents the activity on our consolidated obligation bonds on which we elected the fair value option for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015	2014
(in thousands)
Balance, beginning of the period	$1,499,971	$500,020
New transactions elected for fair value option	500,000	—
Maturities and terminations	(1,500,000)	(500,000)
Net change in fair value adjustments on financial instruments held under fair value option	(58)	(20)
Balance, end of the period	$499,913	$—
The following table presents the activity on our consolidated obligation discount notes on which we elected the fair value option for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015	2014
(in thousands)
Balance, beginning of the period	$499,930	$999,890
Maturities and terminations	(500,000)	(1,000,000)
Net change in fair value adjustments on financial instruments held under fair value option	70	110
Balance, end of the period	$—	$—
For consolidated obligations recorded under the fair value option, only the related contractual interest expense is recorded as part of net interest income on the statements of income. The remaining changes in fair value for instruments on which the fair value option has been elected are recorded as net loss on financial instruments under fair value option in the statements of income. Any change in fair value does not include changes in instrument-specific credit risk. We determined that no instrument-specific credit-risk adjustments to the fair values of our consolidated obligation bonds and discount notes recorded under the fair value option were required as of March 31, 2015 and December 31, 2014.
The following tables present the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for consolidated obligation bonds and discount notes, as applicable, for which the fair value option has been elected as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over (Under) Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation bonds	$500,000	$499,913	$(87)

	As of December 31, 2014
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over (Under) Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation discount notes	$500,000	$499,930	$(70)
Consolidated obligation bonds	1,500,000	1,499,971	(29)
Total	$2,000,000	$1,999,901	$(99)
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
The following tables set forth significant outstanding balances as of March 31, 2015 and December 31, 2014, and the income effect for the three months ended March 31, 2015 and 2014, resulting from related party transactions.

Balances with Related Parties	As of March 31, 2015	As of December 31, 2014
(in thousands)
Assets:
AFS securities	$—	$467,562
HTM securities	—	102,563
Advances (par value)	2,216,499	3,427,971
Mortgage loans held for portfolio	479,860	502,407
Liabilities and capital:
Deposits	8,917	7,281
MRCS	1,037,735	1,103,755
Class B capital stock	135,185	84,902
Class A capital stock	1,136	1,129
AOCI	—	21,252
Other:
Notional amount of derivatives	6,205,251	7,204,203

	For the Three Months Ended March 31,
Income (Loss) with Related Parties	2015	2014
(in thousands)
Advances, net *	$(1,182)	$(3,905)
Federal funds sold	—	39
AFS securities	3,037	3,076
HTM securities	204	401
Mortgage loans held for portfolio	6,532	8,004
MRCS	(291)	(346)
Total	$8,300	$7,269

*	Includes prepayment fee income and the effect of associated derivatives with related parties or their affiliates hedging advances with both related parties and non-related parties.
Transactions with Other FHLBanks
From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. We made $30.0 million in loans with maturities of one day to other FHLBanks during the three months ended March 31, 2015. We had no transactions with other FHLBanks during the three months ended March 31, 2014.
In September 2013, we began offering the MPF Xtra product to our members. The MPF Xtra product is offered under the Mortgage Partnership Finance® (“MPF”®) program offered by the FHLBank of Chicago. (“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago.) Through a purchase price adjustment, the FHLBank of Chicago receives a transaction fee for its administrative activities for the loans sold to Fannie Mae, and we receive a nominal fee from the FHLBank of Chicago for facilitating the sale of loans by Seattle Bank PFIs through the MPF Xtra product. During the three months ended March 31, 2015, Seattle Bank PFIs delivered $23.2 million of mortgage loans to the FHLBank of Chicago compared to $1.9 million of mortgage loans delivered during the first quarter of 2014. The fees received by the FHLBank of Chicago and the fees we earned on the mortgage loans sold through the MPF Xtra product were not material for the three months ended March 31, 2015 or 2014.
As of March 31, 2015 and December 31, 2014, we had $248,000 and $140,000 on deposit with the FHLBank of Chicago for shared FHLBank System expenses and MPF Xtra program fees.
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
On September 25, 2014, we entered into the Merger Agreement with the Des Moines Bank. For information on the Merger Agreement, see Note 1.

Note 14—Commitments and Contingencies
The following table summarizes the notional amount of our commitments outstanding that are not recorded on our statements of condition as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015			As of December 31, 2014
	Expire Within One Year	Expire After One Year	Total	Total
(in thousands)
Standby letters of credit outstanding (1)	$382,568	$3,163	$385,731	$428,516
Commitments to fund additional advances	5,000	—	5,000	5,000
Unsettled consolidated obligation bonds, at par (2)	30,000	—	30,000	15,000
Unsettled consolidated obligation discount notes, at par	—	—	—	257,861
Total	$417,568	$3,163	$420,731	$706,377

(1)	Excludes unconditional commitments to issue standby letters of credit of $6.0 million as of March 31, 2015 and December 31, 2014.

(2)	As of March 31, 2015 and December 31, 2014, all of our unsettled consolidated obligation bonds were hedged with associated interest rate swaps.
Commitments to Extend Credit
Standby letters of credit are executed for members for a fee. A standby letter of credit is a financing arrangement between the Seattle Bank and a member. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. As of March 31, 2015, the original terms of our outstanding standby letters of credit, including related commitments, ranged from 90 days to 7 years, including a final expiration in 2017.
Unearned fees for standby letter of credit-related transactions are recorded in other liabilities and totaled $120,000 and $153,000 as of March 31, 2015 and December 31, 2014. We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members and have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on our analyses and collateral requirements, we did not consider it necessary to record an allowance for credit losses on these commitments.
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
Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others:

•
The ability of the Federal Home Loan Bank of Des Moines (Des Moines Bank) and the Seattle Bank (together, the Banks) to obtain final Federal Housing Finance Agency (FHFA) approvals and meet other closing requirements and obligations relating to the merger of the Banks (Merger), and otherwise complete the Merger efficiently and successfully;

•
Our ability to complete actions and transactions undertaken in contemplation of the Merger including, repurchase of outstanding past-due excess Class A and Class B mandatorily redeemable capital stock (MRCS), payment of our final prorated dividend, and rebalancing of our balance sheet;

•
Our failure to identify, manage, mitigate, or remedy risks that could adversely affect our operations, including, among others, risks associated with credit and collateral management, the Merger, operational risks arising from our information technology, and risks related to internal control systems and processes;

•
Decreases in advance demand due to a decline in our members' need for funding or their use of alternative sources of wholesale funding, uncertainty associated with the Merger, or member failures, mergers, consolidations, or withdrawals from membership;

•
Our ability to attract new members and our existing members' willingness to transact business with us, which may be adversely affected by, among other things, uncertainty associated with the Merger and our inability to repurchase or redeem capital stock or pay dividends without FHFA non-objection;

•
Actions taken by governmental entities, including the U.S. Congress, the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System, the FHFA, or the Federal Deposit Insurance Corporation, affecting housing finance reform, the Federal Home Loan Bank (FHLBank) System, or our core mission activity (CMA) assets, or other action that could affect the capital and credit markets or our business;

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

•
Adverse changes in credit quality or market prices of our mortgage-related assets and liabilities, home price declines or increases that exceed or fall short of our expectations, changes in assumptions or timing of cash flows, or other factors that could affect our financial instruments and that could cause losses of market value or other losses;

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
Overview
This discussion and analysis reviews our financial condition as of March 31, 2015 and December 31, 2014 and our results of operations for the three months ended March 31, 2015 and 2014. It should be read in conjunction with our financial statements and condensed notes for the three months ended March 31, 2015 and 2014 included in "Part I. Item 1. Financial Statements" in this report and our annual report on Form 10-K for the year ended December 31, 2014 (2014 10-K). Our financial condition as of March 31, 2015 and our results of operations for the three months ended March 31, 2015 are not necessarily indicative of the financial condition and results of operations that may be expected as of or for the year ending December 31, 2015 or for any other future dates or periods.
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
On December 19, 2014, the FHFA approved the merger application submitted by the Banks in accordance with the Merger Agreement, subject to satisfaction of closing conditions set forth in the FHFA approval letter, including the ratification of the Merger Agreement by members of each bank. On February 27, 2015, the Banks announced that the Merger Agreement had been appropriately ratified by members of each bank. Subject to satisfaction of the remaining closing conditions contained in the Merger Agreement, including FHFA acceptance of the Continuing Bank's organization certificate, the Banks expect the Merger to become effective on May 31, 2015. If the Merger is completed, Seattle Bank members will immediately become members of the Continuing Bank with the rights, preferences, and obligations of a Continuing Bank member.
As part of the preparation for combining our balance sheet with that of the Des Moines Bank, during the first quarter of 2015, we, in consultation with the Des Moines Bank, disposed of all of our private-label mortgage-backed securities (PLMBS). In connection with such dispositions, we reinvested funds in other highly rated investments, including GSE MBS.
In addition, the following actions are anticipated in connection with the Merger:

•
Prior to the consummation of the Merger, we intend to repurchase our outstanding past-due MRCS that constitute excess stock (i.e., stock that is not required to satisfy membership or activity requirements under the Seattle Bank’s capital plan). In connection with these repurchases, we will take such related investment portfolio actions as may be appropriate to comply with regulatory requirements. With this in mind and considering that our anticipated capital stock repurchases prior to the closing of the Merger could result in the Continuing Bank having a MBS portfolio immediately following the effective date of the Merger (and the Des Moines Bank’s “purchase” of the Seattle Bank assets for accounting purposes) exceeding the 300% of capital regulatory limit, we have secured the commitment of the FHFA that it would not take action in the case of such a result. Subsequent to conversion of remaining Seattle Bank Class A and Class B stock into Continuing Bank Class A and Class B stock and conformance of each stockholder's capital stock to the requirements of the Continuing Bank's capital plan, the Continuing Bank will, as promptly as practicable after the effective date of the Merger, repurchase all Continuing Bank Class A stock and any excess Continuing Bank Class B stock.

•
The Board of Directors (Board) approved a $0.0168 per share prorated cash dividend, which will be based on average Seattle Bank Class A and Class B stock outstanding from April 1, 2015 to May 26, 2015, and paid immediately prior to the anticipated closing of the Merger.

The FHFA has also provided its concurrence or non-objection to requests by the Banks to confirm various regulatory-related matters in connection with the Merger, including the FHFA’s agreement to lift the Amended Consent Arrangement and to allow the Continuing Bank to remedy and close out the Seattle Bank's existing regulatory violation relating to the supplemental mortgage insurance requirement.
Financial Condition and Results - First Quarter 2015 Highlights
First Quarter 2015 Market Conditions
During the first quarter of 2015, U.S. economic growth has moderated from 2014. Labor market conditions continued to improve, albeit irregularly, household spending rose moderately, and business capital investment advanced. These improvements were tempered by the continued slow recovery of the housing sector and weakened export growth during the first quarter of 2015. Although housing prices have recovered to a significant extent from lows reached during the recent recession, the housing market continued to be negatively impacted by, among other things, slow residential construction activity and adverse weather conditions during the first quarter of 2015.

Interest rates remained very low during the first quarter of 2015. Although it concluded its asset purchase program in 2014, the Federal Reserve's Federal Open Market Committee (FOMC) announced that it will maintain its existing policy of reinvesting proceeds from principal payments and maturing investments. Inflation declined further below the FOMC's longer-run objective of two percent, largely reflecting declines in energy prices and a strengthening U.S. dollar. The FOMC stated that, in determining how long it would maintain current target interest rates, it would continue to assess progress—both realized and expected—toward its objectives relating to employment and inflation. While the FOMC indicated that an increase in interest rates was unlikely in the short term, it changed its forward guidance to signal that it would be appropriate to raise interest rates when it has seen further improvement in the labor market and is reasonably confident that inflation would reach two percent over the medium term.
Financial Condition and Operating Results
As of March 31, 2015, we had total assets of $33.3 billion, total outstanding regulatory capital stock of $2.2 billion, and retained earnings of $356.6 million, compared to total assets of $35.1 billion, total outstanding regulatory capital stock of $2.3 billion, and retained earnings of $346.4 million as of December 31, 2014.
As of March 31, 2015, our outstanding advances had decreased to $8.4 billion from $10.3 billion as of December 31, 2014, primarily due to the maturity of $1.5 billion in Bank of America, N.A. (BANA) advances in March 2015.
Net income for the three months ended March 31, 2015 was $10.4 million, compared to $10.7 million for the same period in 2014. Net income for the three months ended March 31, 2015, compared to the same period in 2014, was unfavorably impacted by higher operating expenses, primarily comprised of $10.8 million of merger-related expenses, and favorably impacted by higher net interest income after provision (benefit) for credit losses and other income.
Net interest income after provision (benefit) for credit losses for the three months ended March 31, 2015, increased to $38.0 million, from $31.5 million for the same period in 2014, primarily due to lower funding costs, partially offset by lower interest income. Interest income on advances was positively impacted by an increase in yield during the first quarter of 2015, compared to the same period in 2014, offset by the decrease in average balances outstanding due to the maturities of $1.5 billion of advances with BANA in March 2015. Interest income on mortgage loans held for portfolio declined due to the continued paydown of mortgage loans during the three months ended March 31, 2015. Interest income on investments was negatively impacted by the sale of our PLMBS portfolio and partial reinvestment of proceeds from the sale in higher-quality, lower-yielding GSE MBS during the three months ended March 31, 2015. However, until the PLMBS were sold in March 2015, interest income on investments continued to benefit from accretion of previously recorded other-than-temporary impairment (OTTI) credit losses, due to increased yields on previously impaired PLMBS with significant increases in expected cash flows totaling $5.8 million for the three months ended March 31, 2015, compared to $5.7 million for the same period in 2014.
Compared to previous periods, other income (loss) during the three months ended March 31, 2015, was positively impacted by higher gains on derivative and hedging activities. During the three months ended March 31, 2015, we classified all investment securities as available-for-sale (AFS) and recorded a $51.5 million OTTI charge based on our intent to sell our PLMBS. Subsequently, we sold our PLMBS and recognized a $52.3 million gain on sale. The total impact to other income (loss) of the OTTI charge together with the gain on sale from the above transactions was a gain of $792,000. See Results of Operations for the Three Months Ended March 31, 2015 and 2014—Other Income (Loss) for additional information.
Other expenses increased for the three months ended March 31, 2015, compared to the same period in 2014, due to $10.8 million of merger-related costs for the three months ended March 31, 2015.
We repurchased $106.2 million of excess stock in the first quarter of 2015 and paid a $0.025 per share cash dividend in January 2015. The dividends, totaling $598,000 (including $383,000 of dividends relating to MRCS recorded as interest expense on the statements of income), were calculated based on financial results and average Class A and Class B stock outstanding during the fourth quarter of 2014.
On April 30, 2015, we paid a $0.025 per share cash dividend based on our financial results and average Class A and Class B stock outstanding during the first quarter of 2015. In addition, in connection with the anticipated closing of the Merger, the Board approved the following:

•	Redemption of Seattle Bank excess past-due Class A and Class B MRCS prior to the anticipated closing of the Merger.

•
A $0.0168 per share prorated cash dividend based on average Class A and Class B stock outstanding from April 1 through May 26, 2015. The dividend will be paid immediately prior to the anticipated closing of the Merger.

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
Recent Legislative and Regulatory Developments
The legislative and regulatory environments in which each FHLBank and its members operate continue to evolve as a result of regulations enacted pursuant to the Housing and Economic Recovery Act of 2008, the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010, and the reforms of the Basel Committee on Banking Supervision. Our business operations, funding costs, rights and obligations, and the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these regulations and reforms. Our 2014 10-K includes a detailed discussion of recent legislative and regulatory developments. There have been no material changes from the legislative and regulatory developments disclosed in "Part I. Item 1. Business—Oversight, Audits, and Examinations—Legislative and Regulatory Developments" of our 2014 10-K.

Selected Financial Data

The following selected financial data for the Seattle Bank should be read in conjunction with “Part I. Item 1. Financial Statements,” included in this report, as well as the bank's 2014 10-K, including the financial statements and related notes for the years ended December 31, 2014, 2013, and 2012.

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
(in millions, except percentages)
Statements of Condition (at period end)
Total assets	$33,261	$35,129	$35,017	$36,549	$36,055
Investments (1)	24,121	24,046	22,945	25,486	25,313
Advances	8,406	10,314	10,226	10,214	9,860
Mortgage loans held for portfolio, net (2)	618	647	685	724	761
Deposits and other borrowings	377	411	462	423	447
Consolidated obligations:
Discount notes	14,232	14,940	13,310	17,220	15,554
Bonds	14,949	16,851	18,242	15,894	16,780
Total consolidated obligations	29,181	31,791	31,552	33,114	32,334
MRCS	1,363	1,454	1,544	1,635	1,662
AHP payable	21	22	21	21	21
Capital stock:
Class A capital stock - putable	31	33	36	41	42
Class B capital stock - putable	825	825	823	817	872
Total capital stock	856	858	859	858	914
Retained earnings:
Unrestricted	291	283	268	256	245
Restricted	65	63	59	56	53
Total retained earnings	356	346	327	312	298
Accumulated other comprehensive income (loss) (AOCI)	65	2	24	17	(26)
Total capital	1,277	1,206	1,210	1,187	1,186
Statements of Income (for the quarter ended)
Interest income	$67	$69	$71	$69	$68
Net interest income after provision (benefit) for credit losses	38	41	40	34	31
Other income (loss)	2	(1)	—	2	—
Other expense	29	19	22	20	19
Income before assessments	11	21	18	16	12
Assessments	1	2	2	2	1
Net income	10	19	16	14	11

Selected Financial Data (continued)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
(in millions, except percentages)
Financial Statistics (as of and for the quarter ended)
Return on average equity	3.47%	6.32%	5.11%	4.81%	3.69%
Return on average assets	0.12%	0.21%	0.17%	0.16%	0.12%
Average equity to average assets	3.38%	3.34%	3.27%	3.38%	3.17%
Regulatory capital-to-assets ratio (3)	7.74%	7.57%	7.79%	7.68%	7.97%
Net interest margin (4)	0.43%	0.45%	0.44%	0.37%	0.35%
Market value of equity (MVE) to par value of capital stock (PVCS) ratio	114.49%	114.29%	114.36%	112.55%	109.13%
Return on PVCS vs. one-month London Interbank Offered Rate (LIBOR)	1.67%	3.06%	2.30%	2.15%	1.47%
CMA assets to consolidated obligations	37.80%	40.90%	41.10%	38.88%	38.11%
Dividends (for the quarter ended)
Cash dividends paid on capital stock	$0.2	$0.3	$0.2	$0.2	$0.2
Cash dividends on MRCS recorded as interest expense	0.4	0.5	0.4	0.4	0.4
Annualized dividend rate: (5)	0.10%	0.10%	0.10%	0.10%	0.10%
Class A stock - putable	0.10%	0.10%	0.10%	0.10%	0.10%
Class B stock - putable	0.10%	0.10%	0.10%	0.10%	0.10%
Dividend payout ratio (6)	2.06%	1.10%	1.51%	1.55%	2.16%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, and AFS, and prior to the first quarter of 2015, held-to-maturity (HTM) securities.
(2)
Mortgage loans held for portfolio, net includes allowance for credit losses of $717,000 as of March 31, 2015, $1.4 million as of December 31, 2014, $984,000 as of September 30, 2014, $1.3 million as of June 30, 2014, and $1.1 million as of March 31, 2014.

(3)	Regulatory capital-to-assets ratio is defined as period-end regulatory capital, which includes total capital stock, retained earnings, and MRCS, expressed as a percentage of period-end total assets.
(4)	Net interest margin is defined as net interest income for the period, expressed as a percentage of average earning assets for the period.
(5)	Annualized dividend rate is dividends paid in cash and stock, divided by the average balance of capital stock eligible for dividends during the year.
(6)	Dividend payout ratio is defined as dividends in the period expressed as a percentage of net income in the period. Ratio excludes dividends on MRCS, which are recorded as interest expense.
Financial Condition as of March 31, 2015 and December 31, 2014
Our assets principally consist of advances, investments, and mortgage loans. Our advance balance and our advances as a percentage of total assets as of March 31, 2015 decreased to $8.4 billion and 25.3%, from $10.3 billion and 29.4% as of December 31, 2014. As of March 31, 2015, our investments balance and investments as a percentage of total assets increased to $24.1 billion and 72.5%, from $24.0 billion and 68.5% as of December 31, 2014. The balance of our mortgage loans outstanding continued to decline due to receipt of principal payments.
We obtain funding to support our business primarily through the issuance, by the Office of Finance as our agent, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.

The following table summarizes our major categories of assets, liabilities, and capital as a percentage of total assets as of March 31, 2015 and December 31, 2014.

	As of	As of
	March 31, 2015	December 31, 2014
(in percentages)
Assets
Advances *	25.3	29.4
Investments:
Short-term	24.6	21.1
CMA investments *	6.0	5.8
Other medium-/long-term	41.9	41.6
Subtotal	72.5	68.5
Mortgage loans *	1.9	1.8
Other assets	0.3	0.3
Total	100.0	100.0
Liabilities and Capital
Consolidated obligations	87.7	90.5
Deposits	1.1	1.2
MRCS	4.1	4.1
Other liabilities	3.2	0.8
Total capital	3.9	3.4
Total	100.0	100.0

*	CMA assets. CMA investments include certain housing finance agency obligations. Our ratio of CMA assets-to-consolidated obligations as of March 31, 2015 and December 31, 2014 was 37.8% and 40.9%.
We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.
Advances
As of March 31, 2015, the carrying value of total advances decreased by 18.5%, to $8.4 billion, from $10.3 billion as of December 31, 2014, primarily due to the maturity of $1.5 billion in BANA advances in March 2015. Overall, our members' demand for advances continued to be negatively impacted by high levels of retail deposits and modest loan demand by their customers.
The following table summarizes the par value of our advances outstanding by member type as of March 31, 2015 and December 31, 2014.

	As of	As of
	March 31, 2015	December 31, 2014
(in thousands)
Commercial banks	$4,337,234	$4,680,740
Thrifts	1,108,096	1,077,859
Credit unions	884,394	1,008,271
Insurance companies	162,039	138,959
CDFIs	2,991	2,000
Total member advances	6,494,754	6,907,829
Housing associates	16,638	21,563
Nonmember borrowers	1,788,187	3,293,446
Total par value of advances	$8,299,579	$10,222,838

A large percentage of our advances is held by a limited number of borrowers. Changes in this group's borrowing decisions and ability to continue borrowing have affected and can still significantly affect the amount of our advances outstanding. We expect that our advances will be concentrated with our largest borrowers for the foreseeable future.
In April 2013, Bank of America Oregon, N.A., our then-largest borrower, merged into its parent, BANA. At that time, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's business activity with us will eventually decline to zero as the outstanding advances mature. As currently structured, approximately 96% of BANA's $1.6 billion in outstanding advances will mature in 2016.
The following table provides the par value of outstanding advances and percentage of total par value of outstanding advances of our top five borrowers (at the holding company level) as of March 31, 2015 and December 31, 2014. Due to the number of member institutions that are part of larger holding companies, we believe this aggregation provides greater visibility into borrowing activity at the Seattle Bank than would a listing of advances by individual member institutions.

	As of March 31, 2015		As of December 31, 2014
	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Washington Federal, Inc.	$1,830,000	22.1	$1,830,000	17.9
Bank of America Corporation *	1,562,945	18.8	3,063,701	30.0
Umpqua Holdings Corporation	960,016	11.6	1,000,016	9.8
HomeStreet, Inc.	603,590	7.3	597,590	5.8
Stockman Financial Corporation	302,623	3.6	not in top 5	not in top 5
Glacier Bancorp, Inc.	not in top 5	not in top 5	291,802	2.9
Total	$5,259,174	63.4	$6,783,109	66.4

*	Nonmember borrower as of April 1, 2013.
As of March 31, 2015 and December 31, 2014, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers as listed above was approximately 28 months and 23 months.

The following table summarizes our advance portfolio by product type as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015		As of December 31, 2014
	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable interest-rate advances:
Cash management	$190,510	2.3	$433,384	4.2
Adjustable interest-rate	1,517,500	18.3	3,017,500	29.5
Choice	—	—	125,000	1.2
Capped floater	10,000	0.1	10,000	0.1
Fixed interest-rate advances:
Non-amortizing	4,653,329	56.0	4,688,694	45.9
Amortizing	506,188	6.1	497,355	4.9
Symmetrical prepayment:
Non-amortizing	495,046	6.0	495,046	4.8
Amortizing	57,680	0.7	59,033	0.6
Callable	15,810	0.2	15,810	0.2
Putable:
Non-knockout	548,516	6.6	576,016	5.7
Knockout	270,000	3.3	270,000	2.6
Floating-to-fixed convertible (after conversion date)	35,000	0.4	35,000	0.3
Total par value	$8,299,579	100.0	$10,222,838	100.0
The following table summarizes our advance portfolio by interest-payment type and remaining terms to maturity as of March 31, 2015 and December 31, 2014.

	As of	As of
	March 31, 2015	December 31, 2014
(in thousands)
Fixed:
Due in one year or less	$1,857,393	$1,761,526
Due after one year	4,724,176	4,875,428
Total fixed	6,581,569	6,636,954
Variable:
Due in one year or less	1,718,010	1,960,884
Due after one year	—	1,625,000
Total variable	1,718,010	3,585,884
Total par value	$8,299,579	$10,222,838
Fixed interest-rate and structured advances (i.e., advances that include optionality) as a percentage of total par value of advances increased to 79.3% as of March 31, 2015, compared to 65.0% as of December 31, 2014, primarily due to the reduction in outstanding advances as of March 31, 2015, resulting from the maturity of $1.5 billion of BANA variable interest-rate advances in March 2015. The total par value of advances maturing in one year or less remained at $3.6 billion as of March 31, 2015, compared to $3.7 billion as of December 31, 2014, primarily due to an additional $1.5 billion of BANA variable interest-rate advances scheduled to mature in March 2016.
The total weighted-average contractual interest rate on our outstanding advance portfolio increased to 1.74%% as of March 31, 2015, from 1.45%% as of December 31, 2014, primarily due to an increase in long-term advances during the period. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing).

Member Demand for Advances
Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, regulation, and our members' liquidity and wholesale funding needs. Our members regularly evaluate their other funding options relative to our advance products and pricing. Demand for advances by our members decreased in the first quarter of 2015, due to lower loan demand and other factors.
Because the timing and magnitude of potential increases in long-term interest rates and other economic factors are uncertain, we do not know when or by how much advance demand from our members may increase in future periods, if at all. Furthermore, it is unclear whether the uncertainties surrounding the Merger and potential changes brought on by integration efforts if the Merger is successful, may impact our members' decisions to borrow from us in the immediate future. In addition, we expect the balance of outstanding advances to continue to be negatively impacted by the April 2013 loss of our then-largest borrower, Bank of America Oregon, N.A., and its subsequent inability to borrow from the Seattle Bank and, potentially, from the April 2014 merger of the holding companies of Sterling Savings Bank and Umpqua Bank.
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
Our members' use of window and auction pricing increased during the first three months of 2015, compared to the same period in 2014, with aggregate offsetting decreases in differential pricing activity, primarily due to a reduction in advance activity by users of differentially priced advances. Overall, while use of differential pricing has declined, we believe this product has helped to support our advance business and improve our ability to generate net income for the benefit of all of our members.
The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances, for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015	2014
(in percentages)
Posted-rate pricing:
Window	78.7	72.0
Auction	9.4	5.5
Differential pricing	11.9	22.5
Total	100.0	100.0
The demand for advances also may be affected by the manner in which members support their advances with capital stock, their ability to have capital stock repurchased or redeemed by us, and the dividends we may pay on our capital stock. In late 2012, we implemented an excess stock pool to encourage advance usage. As of March 31, 2015, $35.7 million of outstanding advances were obtained by members utilizing the excess stock pool. Due to our sustained periods of stock repurchases and dividend payment activity, effective October 10, 2014, we closed the excess stock pool for new and renewing advances.
In September 2012, we implemented a quarterly excess capital stock repurchase program with FHFA non-objection. Also, in February 2014, we implemented an additional excess capital stock redemption program, with FHFA non-objection, to redeem up to $75 million per quarter of excess capital stock on which the redemption waiting period has been satisfied. Under these two programs, we have repurchased a total of $637.9 million of excess capital stock, including $98.6 million in the first three months of 2015. Further, with FHFA non-objection, we announced we will repurchase all outstanding past-due excess Class A and Class B MRCS prior to the anticipated closing of the Merger.

In each quarter beginning with the third quarter of 2013, we have paid a $0.025 per share cash dividend based on our financial results and calculated based on average Class A and Class B stock outstanding during the preceding quarter. With FHFA non-objection, we paid a $0.025 per share cash dividend on April 30, 2015. Further, with FHFA non-objection, we announced we will pay a final $0.0168 per share prorated cash dividend immediately prior to the anticipated closing of the Merger.
Credit Risk
We assign each member institution an internal risk rating based on a number of factors, including levels of non-performing assets, profitability, and capital. We also assign a collateral control category (e.g., blanket, listing, or physical possession), which may be based on the risk rating. For those borrowers under the blanket pledge or listing collateral arrangements, we generally do not take control of collateral, other than pledged securities collateral. We generally will further secure our interests by taking physical possession (or control) of supporting collateral if we determine the financial or other condition of a member borrower so warrants. We take physical possession of collateral pledged by non-depository institutions (e.g., insurance companies and housing associates) to help ensure that an advance is as secure as the security interest in collateral pledged by depository institutions. As of March 31, 2015 and December 31, 2014, approximately 18% of our borrowers were on the physical possession collateral arrangement, representing approximately 4% and 5% of the par value of our outstanding advances. We have never incurred a credit loss on an advance.
Our members' borrowing capacity with the Seattle Bank depends on the collateral they pledge and is calculated as a percentage of the collateral's value. We periodically evaluate this percentage in the context of the value of the collateral in current market conditions. As of March 31, 2015 and December 31, 2014, we had unencumbered rights to collateral (i.e., loans and securities), on a borrower-by-borrower basis, with an estimated value in excess of all outstanding extensions of credit.
For additional information on advances, see Note 6 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
Investments
We maintain an investment portfolio for liquidity purposes and to generate income to support our operations and provide a return on our members' capital stock. Short-term investments generally include overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, commercial paper, and U.S. Treasury bills. Medium/long-term investments generally include: debentures and MBS issued or guaranteed by other GSEs, such as Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac); PLMBS (which we no longer acquire and, as of March 31, 2015, no longer hold); securities issued or guaranteed by other U.S. government agencies, including the Export-Import Bank of the U.S. (Ex-Im Bank); and securities issued by state or local housing finance authorities. Our investment securities have been classified either as AFS or HTM.
In connection with the Merger, during March 2015, we decided to dispose of our PLMBS. Because we no longer had both the ability and the intent to hold all of our securities classified as HTM to maturity, we reclassified our HTM securities to AFS securities at fair value on the date of reclassification. In addition, during March 2015, we sold our PLMBS portfolio.

The table below presents the carrying values and yields of our investment securities by major security type as of March 31, 2015 and December 31, 2014. It also presents the remaining contractual maturities of our AFS securities as of March 31, 2015. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of March 31, 2015					As of December 31, 2014
	AFS Securities					AFS Securities	HTM Securities
	One Year or Less	After One Year through Five Years	After Five Years through 10 Years	After 10 Years	Total Carrying Value	Total Carrying Value	Total Carrying Value
(in thousands, except percentages)
Non-MBS:
Certificates of deposit	$—	$—	$—	$—	$—	$—	$356,000
Other U.S. agency obligations (1)	20,612	113,040	2,674,906	1,490,756	4,299,314	4,353,320	16,242
GSE obligations (2)	149,328	1,027,750	634,264	494,371	2,305,713	2,281,554	—
State and local housing agency obligations	24,254	225,821	387,321	1,366,749	2,004,145	—	2,040,239
Total non-MBS	194,194	1,366,611	3,696,491	3,351,876	8,609,172	6,634,874	2,412,481
MBS:
Other U.S. agency single-family MBS (3)	—	—	959	71,275	72,234	—	79,289
GSE single-family MBS (4)	—	46,626	179,496	4,461,395	4,687,517	—	4,620,571
GSE multifamily MBS (5)	—	—	1,726,006	835,010	2,561,016	—	1,659,182
Residential PLMBS	—	—	—	—	—	1,242,460	338,746
Total MBS	—	46,626	1,906,461	5,367,680	7,320,767	1,242,460	6,697,788
Total	$194,194	$1,413,237	$5,602,952	$8,719,556	$15,929,939	$7,877,334	$9,110,269
Yield	0.42%	0.90%	1.07%	1.24%	1.13%	1.30%	0.98%

(1)
Consists of obligations issued or guaranteed by one or more of the following: Ex-Im Bank, Small Business Administration (SBA), U.S. Agency for International Development, and Private Export Funding Corporation.

(2)	Consists of obligations issued or guaranteed by Federal Farm Credit Bank (FFCB), Freddie Mac, Fannie Mae, and Tennessee Valley Authority (TVA).

(3)	Consists of securities issued by Government National Mortgage Association.

(4)	Consists of securities issued by Fannie Mae and Freddie Mac.

(5)	Consists of Fannie Mae Delegated Underwriting and Servicing MBS.
The following table summarizes the carrying value of our investment portfolio as of March 31, 2015 and December 31, 2014.

	As of	As of
	March 31, 2015	December 31, 2014
(in thousands)
Securities purchased under agreements to resell	$5,250,000	$3,000,000
Federal funds sold	2,940,800	4,058,800
AFS securities	15,929,939	7,877,334
HTM securities	—	9,110,269
Total investments	$24,120,739	$24,046,403
As of March 31, 2015, our investments increased slightly to $24.1 billion, from $24.0 billion as of December 31, 2014. During the first quarter of 2015 and the fourth quarter of 2014, we maintained an average investment balance of $25.5 billion. However, due to a temporary shortage of overnight investment opportunities in the financial markets at both March 31, 2015 and December 31, 2014, our investments balance at both quarter ends declined below the average for the quarter.

GSE Debt Obligations
The following table summarizes the carrying value of our investments in GSE debt obligations as of March 31, 2015 and December 31, 2014.

	As of	As of
	March 31, 2015	December 31, 2014
(in thousands)
Freddie Mac	$1,119,588	$1,111,177
Fannie Mae	304,266	302,310
FFCB	432,621	428,415
TVA	449,238	439,652
Total	$2,305,713	$2,281,554

MBS Investments
Our MBS investments represented 283.1% and 298.9% of our regulatory capital as of March 31, 2015 and December 31, 2014. FHFA regulation limits our investments in MBS (including PLMBS) and mortgage-related asset-backed securities (such as those backed by home equity loans or SBA loans) by requiring that the total book value of such securities owned by us on the day we purchase the securities does not exceed 300% of our previous month-end regulatory capital. As of March 31, 2015 and December 31, 2014, our MBS investments included $1.9 billion in Freddie Mac MBS and $5.4 billion and $4.3 billion in Fannie Mae MBS. See “—Credit Risk” below for credit ratings relating to our MBS investments as of March 31, 2015 and December 31, 2014.
During the three months ended March 31, 2015, we sold our PLMBS portfolio for total proceeds of $1.6 billion. As of March 31, 2015, we had reinvested $871.8 million of the sale proceeds in GSE MBS, primarily floating interest-rate securities. The remaining proceeds were temporarily reinvested in short-term investments and we continue to evaluate investment opportunities to bring our MBS up to or near the 300% of capital regulatory limit prior to the anticipated closing of the Merger. With this in mind and considering that our anticipated capital stock repurchases prior to the closing of the Merger could result in the Continuing Bank having a MBS portfolio immediately following the effective date of the Merger (and the Des Moines Bank’s “purchase” of the Seattle Bank assets for accounting purposes) exceeding the 300% of capital regulatory limit, we have secured the commitment of the FHFA that it would not take action in the case of such a result. We sold no AFS securities during the first quarter of 2014.
Credit Risk
We are subject to credit risk on our long- and short-term investments. We actively monitor our credit exposures and the credit quality of our counterparties, including an assessment of each counterparty's financial performance, capital adequacy, and sovereign support, as well as related market signals. As a result of these monitoring activities, we may limit or suspend additional exposures, as appropriate.
In addition, we are subject to regulatory limits on our unsecured portfolio. We limit our unsecured credit exposure to any counterparty based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. Our unsecured credit exposure to U.S. government-sponsored agencies or instrumentalities is generally limited to the lesser of 100% of our total regulatory capital or 100% of the capital of the government-sponsored agency or instrumentality. For other unsecured counterparties, the maximum allowable credit exposure is based on the counterparty's nationally recognized statistical rating organization credit rating and a corresponding factor prescribed by regulation that is applied to the lower of the counterparty's Tier 1 capital and the Seattle Bank's regulatory capital.

Short-term investments are transacted with large financial institutions that we determine to be of investment quality. Within this portfolio of short-term investments, we face credit risk from unsecured exposures on certain investments. The following table presents our short-term unsecured credit exposure by type of investment as of March 31, 2015 and December 31, 2014. This table excludes those investments with implicit or explicit government guarantees and does not include related accrued interest receivable.

	As of	As of
	March 31, 2015	December 31, 2014
(in thousands)
Federal funds sold	$2,940,800	$4,058,800
Certificates of deposit	—	356,000
Total	$2,940,800	$4,414,800
We are prohibited by regulation, without FHFA waiver, from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposure to U.S. branches and agency offices of foreign commercial banks includes the risk that, as a result of political or economic conditions in a foreign country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposure to domestic counterparties and U.S. subsidiaries of foreign commercial banks includes the risk that these counterparties have extended credit to foreign counterparties. We are in compliance with the regulation and did not own any financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks as of March 31, 2015.
We reduce the credit risk on short-term unsecured investments by generally investing in investments that have maturities of less than three months. The following table presents our short-term unsecured investments as of March 31, 2015, by remaining contractual terms to maturity and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's headquarters or, as applicable, the domicile of the parent.

	Carrying Value as of March 31, 2015
	Overnight	Two Days through 30 Days	31 Days through 90 Days	Total
(in thousands)
U.S. branches and agency offices of foreign commercial banks:
Canada	$181,800	$612,000	$—	$793,800
Netherlands	463,000	—	—	463,000
Sweden	—	—	375,000	375,000
Australia	—	100,000	746,000	846,000
Norway	223,000	240,000	—	463,000
Total	$867,800	$952,000	$1,121,000	$2,940,800
Percentage of total carrying value	29.5%	32.4%	38.1%	100.0%

We also reduce the credit risk on short-term unsecured investments by investing in highly-rated investments. The following table presents our short-term unsecured investments as of March 31, 2015 by the counterparty credit ratings and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's headquarters or, as applicable, the domicile of the parent.

	Carrying Value as of March 31, 2015
	AA	A	Total
(in thousands)
U.S. branches and agency offices of foreign commercial banks:
Canada	$372,000	$421,800	$793,800
Netherlands	—	463,000	463,000
Sweden	375,000	—	375,000
Australia	846,000	—	846,000
Norway	—	463,000	463,000
Total	$1,593,000	$1,347,800	$2,940,800
Within our portfolio of long-term investments, we were primarily subject to credit risk related to residential PLMBS. During March 2015, in connection with the Merger, we sold all of our PLMBS. The proceeds from the sale of our PLMBS were largely reinvested in GSE MBS and other short-term investments.
We monitor credit risk on our non-MBS investments and our U.S. agency and GSE MBS investments based on the underlying collateral or the strength of the issuers' guarantees through direct obligations or U.S. government support. The following tables summarize the carrying value of our investments by their credit ratings or the credit rating of the obligors, issuers, guarantors, or pledged collateral as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015
	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$1,500,000	$750,000	$3,000,000	$—	$—	$5,250,000
Federal funds sold	—	1,593,000	1,347,800	—	—	—	2,940,800
Investment securities:
Other U.S. agency obligations	—	4,179,063	120,251	—	—	—	4,299,314
GSE and TVA	—	2,305,713	—	—	—	—	2,305,713
State or local housing agency obligations	1,514,193	489,952	—	—	—	—	2,004,145
Total non-MBS	1,514,193	10,067,728	2,218,051	3,000,000	—	—	16,799,972
MBS:
Other U.S. agency single-family MBS	—	72,234	—	—	—	—	72,234
GSE single-family MBS	—	4,687,517	—	—	—	—	4,687,517
GSE multifamily MBS	—	2,561,016	—	—	—	—	2,561,016
Total MBS	—	7,320,767	—	—	—	—	7,320,767
Total	$1,514,193	$17,388,495	$2,218,051	$3,000,000	$—	$—	$24,120,739

	As of December 31, 2014
	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$—	$3,000,000	$—	$—	$3,000,000
Federal funds sold	—	1,269,000	2,789,800	—	—	—	4,058,800
Investment securities:
Certificates of deposit	—	—	356,000	—	—	—	356,000
Other U.S. agency obligations	—	4,251,499	118,063	—	—	—	4,369,562
GSE and TVA	—	2,281,554	—	—	—	—	2,281,554
State or local housing agency obligations	1,537,712	502,527	—	—	—	—	2,040,239
Total non-MBS	1,537,712	8,304,580	3,263,863	3,000,000	—	—	16,106,155
MBS:
Other U.S. agency single-family MBS	—	79,289	—	—	—	—	79,289
GSE single-family MBS	—	4,620,571	—	—	—	—	4,620,571
GSE multifamily MBS	—	1,659,182	—	—	—	—	1,659,182
Residential PLMBS	—	63,046	26,556	56,643	1,433,428	1,533	1,581,206
Total MBS	—	6,422,088	26,556	56,643	1,433,428	1,533	7,940,248
Total	$1,537,712	$14,726,668	$3,290,419	$3,056,643	$1,433,428	$1,533	$24,046,403
OTTI Assessment
We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider whether we intend to sell each such security and whether it is more likely than not that we would be required to sell such security before the anticipated recovery of its amortized cost basis. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired. Based on current information, we determined that, for our non-MBS investments and our U.S. agency and GSE MBS investments, the underlying collateral or the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, as of March 31, 2015, the declines in market value of our non-MBS investments and U.S. agency and GSE MBS investments were considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery.
During March 2015, in connection with the Merger, we determined that we intended to sell all of our PLMBS. As a result of this change in our intent, for PLMBS whose fair value were less than their amortized cost, we recognized an OTTI loss of $51.5 million in earnings representing the difference between the PLMBS' amortized cost and their fair value as of the date we changed our intent.
Mortgage Loans
Mortgage Loans Held for Portfolio
The par value of our mortgage loans held for portfolio consisted of $560.0 million and $586.9 million in conventional mortgage loans and $59.6 million and $62.2 million in government-guaranteed mortgage loans as of March 31, 2015 and December 31, 2014. The portfolio balance decreased for the three months ended March 31, 2015, due to our receipt of $28.9 million in principal payments.
We have not purchased mortgage loans under the Mortgage Purchase Program (MPP) since 2006 and have sold no mortgage loans since 2011. Accordingly, the weighted-average FICO scores and loan-to-value ratios at origination (i.e., values of outstanding mortgage loans as a percentage of appraised values at origination) of the loans in our conventional mortgage loan portfolio are generally stable. As of March 31, 2015 and December 31, 2014, over 96% of our conventional mortgage loans had FICO scores at origination over 660 and 93% of our conventional mortgage loan portfolio had loan-to-value ratios at origination of less than 80%.

As of March 31, 2015 and December 31, 2014, approximately 77% of our outstanding mortgage loans held for portfolio had been purchased from our former member, Washington Mutual Bank, F.S.B., which was subsequently acquired by JPMorgan Chase Bank, N.A., a nonmember institution.
Credit Risk
The following table provides a summary of the recorded investment in mortgage loans 90 days or more past due and still accruing interest, the balance of non-accrual loans, and the activity in our allowance for credit losses on mortgage loans held for portfolio as of and for the three months ended March 31, 2015 and 2014.

	As of and for the Three Months Ended March 31,
Past-Due and Nonaccrual Mortgage Loan Data	2015	2014
(in thousands)
Total recorded investment in mortgage loans past due 90 days or more and still accruing interest	$6,066	$9,674
Non-accrual loans *	23,291	30,773
Allowance for credit losses on mortgage loans - collectively evaluated:
Balance, beginning of year	1,404	934
Charge-offs	(479)	(29)
Provision (benefit) for credit losses	(208)	236
Balance, end of period	$717	$1,141

*	A mortgage loan is placed in non-accrual status when the contractual principal or interest is 90 days or more past due.
Key credit quality indicators for mortgage loans include the migration of past-due loans, non-accrual loans, loans in process of foreclosure, and impaired loans. See Note 8 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" of this report for additional information on our mortgage loans that are delinquent or in foreclosure, troubled debt restructurings (TDRs), and our real estate owned (REO) as of March 31, 2015 and December 31, 2014.
With a delinquency rate of 10.1%, our government-guaranteed mortgage loans are exhibiting delinquency rates that are significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio. This is primarily due to the relative impact of individual mortgage delinquencies on the balance of our 719 outstanding government-guaranteed mortgage loans as of March 31, 2015. We rely on Federal Housing Administration insurance, which generally provides a 100% guarantee, to protect against credit losses on this portfolio, and consequently, we do not record an allowance for credit losses on these loans. See Notes 8 and 9 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2014 10-K for additional information on our government-guaranteed mortgage loan portfolio.
We conduct a loss reserve analysis of our conventional mortgage loan portfolio on a quarterly basis. As a result of our March 31, 2015 analysis, we determined that the credit enhancement provided by our members in the form of the lender risk account (LRA) and our previously recorded allowance for credit losses exceeded the expected credit losses on our collectively evaluated conventional mortgage loan portfolio. Accordingly, we recorded a benefit for credit losses of $208,000 for the three months ended March 31, 2015. We recorded a provision for credit losses of $236,000 for the three months ended March 31, 2014. Our allowance for credit losses for mortgage loans collectively evaluated for impairment totaled $717,000 and $1.4 million as of March 31, 2015 and December 31, 2014.
We individually evaluate our TDRs and certain other mortgage loans for impairment when determining our allowance for credit losses and typically remove the credit loss amount from the general allowance for credit losses and record it as a reduction to the mortgage loan carrying value.
A mortgage loan is reported as a TDR when: (1) we grant concessions that we would not otherwise consider, for legal or economic reasons, and the concession is accepted by the borrower, or (2) when a mortgage loan is discharged in a bankruptcy proceeding and not reaffirmed by the borrower. As of March 31, 2015 and December 31, 2014, the recorded investment in mortgage loans classified as TDRs was $18.3 million and $17.9 million.
Beginning January 1, 2015, we adopted the charge-off requirements under an advisory bulletin issued by the FHFA in April 2012 (AB 2012-02). Under this guidance, we individually evaluate mortgage loans and write them down to their collateral value less cost to sell if impairment is present. The associated charge-off is generally recorded no later than the end of the month in which the loan becomes 180 days past due, unless we determine that repayment is likely to occur. Loans evaluated for impairment under AB 2012-02 were previously assessed for potential losses as part of our estimation process for the general allowance for credit losses. The initial charge-off of an impaired loan under AB 2012-02 is made against the carrying value of the mortgage loan and recorded against the previously recorded general allowance for credit losses. Subsequent charge-offs of those loans are recorded directly in other income (loss) in our statements of income. For the three months ended March 31, 2015, we recorded $531,000 of charge-offs against the carrying values of our mortgage loans, of which $479,000 was recorded against our general allowance for credit losses, and $52,000 was recorded directly in other income (loss) in our statements of income.
Derivative Assets and Liabilities
We use derivatives to hedge advances, consolidated obligations, and certain AFS investments, and to manage the overall market risk of the assets and liabilities on our statements of condition. The principal derivatives we use are interest-rate exchange agreements, including swaps, caps, floors, and swaptions. We are not a derivatives dealer and do not trade derivatives for profit. See Note 9 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for further information on our use of derivatives.
The following table summarizes the notional amounts and fair values of our derivatives by hedging relationship, including the effect of qualifying netting arrangements and cash collateral, as of March 31, 2015 and December 31, 2014. Changes in the notional amounts of derivatives generally reflect changes in our use of such instruments to effectively reduce our interest-rate risk and lower our cost of funds.

	As of March 31, 2015		As of December 31, 2014
	Notional Amount	Fair Value (Loss) Gain Position Excluding Accrued Interest	Notional Amount	Fair Value (Loss) Gain Position Excluding Accrued Interest
(in thousands)
Advances:
Fair value	$4,289,247	$(107,928)	$4,218,225	$(91,946)
Investments:
Fair value	2,934,485	(148,198)	2,975,041	(94,917)
Consolidated obligation bonds:
Fair value	10,578,909	48,745	11,386,109	22,699
Non-qualifying economic hedges	500,000	25	1,500,000	(28)
Total	11,078,909	48,770	12,886,109	22,671
Consolidated obligation discount notes:
Fair value	3,247,252	269	249,876	4
Non-qualifying economic hedges	—	—	499,753	5
Total	3,247,252	269	749,629	9
Balance sheet:
Non-qualifying economic hedges	375,000	219	375,000	305
Offsetting positions:
Offsetting	472,761	(21)	472,760	(32)
Total notional and fair value	$22,397,654	(206,889)	$21,676,764	(163,910)
Accrued interest at period end		15,653		753
Cash collateral posted to counterparty - assets		169,990		132,699
Net derivative balance		$(21,246)		$(30,458)

Net derivative asset balance		$49,545		$46,254
Net derivative liability balance		(70,791)		(76,712)
Net derivative balance		$(21,246)		$(30,458)

Compared to December 31, 2014, the total notional amount of derivatives hedging advances increased by $71.0 million, to $4.3 billion, as of March 31, 2015, due to an increase in the proportion of fixed interest-rate advances hedged during the period. Compared to December 31, 2014, the total notional amount of derivatives hedging consolidated obligation bonds and discount notes increased by $690.4 million, to $14.3 billion, as of March 31, 2015, primarily due to our increased use of term consolidated obligation discount notes that were hedged with derivatives.

Credit Risk
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
We are exposed to credit risk on our derivatives because of potential counterparty nonperformance. The degree of counterparty credit risk on derivatives depends on our selection of counterparties and the extent to which we use netting arrangements and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. See Note 9 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for further information regarding credit risk associated with derivatives. The following is a description of the specific measures we employ by derivative type.
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
We define "maximum counterparty credit risk" on our derivatives to be the estimated cost of replacing derivatives in a net asset position if the counterparty defaults. For this calculation, we assume the related non-cash collateral, if any, has no value. In determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of March 31, 2015 and December 31, 2014, our maximum counterparty credit risk, taking into consideration netting arrangements, was $15.6 million and $18.5 million, including $7.6 million and $5.7 million of net accrued interest receivable, and we held no cash collateral from our counterparties. We held $7.7 million and $8.7 million of securities collateral, consisting of GSE and U.S. Treasury securities, from our counterparties as of March 31, 2015 and December 31, 2014. We do not include the fair value of securities collateral from our counterparties in our derivative asset or liability balances on our statements of condition. Changes in maximum counterparty credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.

The following tables present by credit rating, as applicable, the total notional and credit exposure to counterparties with which we had credit exposure (i.e., derivatives in a net asset position on our statements of condition) as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015
	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
(in thousands)
AA	$245,000	$617	$—	$617
A	3,357,455	14,940	7,671	7,269
Cleared derivatives *	9,060,761	33,988	—	33,988
Total	$12,663,216	$49,545	$7,671	$41,874

	As of December 31, 2014
	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
(in thousands)
AA	$245,000	$137	$—	$137
A	3,915,455	18,391	8,699	9,692
Cleared derivatives *	6,281,789	27,726	—	27,726
Total	$10,442,244	$46,254	$8,699	$37,555

*	Represents derivative transactions cleared with a clearinghouse. Exposure includes initial and variation margins, changes in fair value of cleared derivatives, and net interest receivable/payable.

The following table presents our derivative asset and liability positions by counterparty credit ratings, presented by the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's headquarters (or, as applicable, the domicile of its parent), as of March 31, 2015.

	As of March 31, 2015
Derivatives by counterparty credit ratings	Notional Amount	AA	A	BBB	Cleared	Total
(in thousands)
Counterparties in net derivative asset positions:
Domestic	$12,638,216	$617	$14,805	$—	$33,988	$49,410
U.S. branches and agency offices of foreign commercial banks
Switzerland	25,000	—	135	—	—	135
Total counterparties in net derivative asset positions	$12,663,216	$617	$14,940	$—	$33,988	$49,545

	As of March 31, 2015
Derivatives by counterparty credit ratings (continued)	Notional Amount	AA	A	BBB	Cleared	Total
(in thousands)
Counterparties in net derivative liability positions:
Domestic	$4,255,630	$—	$21,360	$2,776	$—	$24,136
U.S. subsidiaries of foreign commercial banks	278,551	—	27,081	—	—	27,081
Total	4,534,181	—	48,441	2,776	—	51,217
U.S. branches and agency offices of foreign commercial banks
United Kingdom	302,000	—	1,375	—	—	1,375
Germany	1,964,824	—	17,926	—	—	17,926
France	2,395,433	—	17	—	—	17
Switzerland	538,000	—	256	—	—	256
Total	5,200,257	—	19,574	—	—	19,574
Total counterparties in net derivative liability positions	$9,734,438	$—	$68,015	$2,776	$—	$70,791
Total notional	$22,397,654
We believe that the credit risk on our bilateral and cleared derivative agreements is relatively modest because we contract with counterparties that are of high credit quality, and we have collateral and netting arrangements in place with each counterparty.
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

The following table summarizes the carrying value of our consolidated obligations by type as of March 31, 2015 and December 31, 2014.

	As of	As of
	March 31, 2015	December 31, 2014
(in thousands)
Discount notes	$14,232,389	$14,940,178
Bonds	14,948,504	16,850,429
Total	$29,180,893	$31,790,607

Total consolidated obligation balances decreased by $2.6 billion as of March 31, 2015, compared to December 31, 2014, primarily due to reduced funding needs related to the decline in outstanding advances caused by the maturity of $1.5 billion in BANA advances during the quarter.
Our outstanding consolidated obligation discount notes decreased by $706.2 million, to a par amount of $14.2 billion as of March 31, 2015, from a par amount of $14.9 billion as of December 31, 2014. Outstanding consolidated obligation bonds decreased by $1.9 billion to a par amount of $14.8 billion as of March 31, 2015, from a par amount of $16.7 billion as of December 31, 2014. The par value of consolidated obligation discount notes as a percentage of the total par value of consolidated obligations increased to 49.0% as of March 31, 2015, compared to 47.2% as of December 31, 2014, reflecting a shift to the use of consolidated obligation discount notes as of March 31, 2015, based on our preference for the instruments and the more attractive cost of funds.
The following table summarizes the outstanding balances, weighted-average interest rates, and highest outstanding monthly ending balance on our short-term debt (i.e., consolidated obligations with original maturities of one year or less from issuance date) as of and for the three months ended March 31, 2015 and the year ended December 31, 2014.

	As of and For the Three Months Ended March 31, 2015		As of and For the Year Ended December 31, 2014
	Consolidated Obligations		Consolidated Obligations
	Discount Notes	Bonds with Original Maturities of One Year or Less	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$14,235,342	$2,730,000	$14,941,527	$2,730,000
Weighted-average interest rate as of period end	0.09%	0.18%	0.07%	0.14%
Daily average outstanding for the period (par)	$17,782,519	$2,193,889	$15,725,012	$3,078,562
Weighted-average interest rate for the period	0.08%	0.16%	0.06%	0.12%
Highest outstanding balance at any month-end for the period	$18,500,174	$2,730,000	$17,221,112	$5,190,000
The following table summarizes our consolidated obligation bonds by interest-rate type as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015		As of December 31, 2014
	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$13,655,920	92.1	$14,988,420	89.5
Step-up *	895,000	6.0	1,382,200	8.3
Variable	75,000	0.5	175,000	1.0
Capped variable	200,000	1.4	200,000	1.2
Total par value	$14,825,920	100.0	$16,745,620	100.0

*	The interest rates on step-up consolidated obligation bonds are fixed rates that increase at contractually specified dates.

Fixed interest-rate consolidated obligation bonds decreased by $1.3 billion, to $13.7 billion, as of March 31, 2015, from December 31, 2014, primarily due to a decrease in our fixed-rate callable consolidated obligation bonds (included in the fixed interest-rate consolidated obligation bonds) outstanding of $1.2 billion, to $5.4 billion, as of March 31, 2015, compared to December 31, 2014. Similarly, step-up consolidated obligation bonds decreased by $487.2 million, to $895.0 million, as of March 31, 2015, from December 31, 2014. The decline in our overall consolidated obligation bond portfolio reflected a shift to the use of more favorably priced consolidated obligation discount notes during the quarter.
The following table summarizes our outstanding consolidated obligation bonds by year of remaining contractual term-to-maturity as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015		As of December 31, 2014
	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$6,293,660	0.63	$6,209,660	0.37
Due after one year through two years	1,353,000	0.74	2,813,500	1.04
Due after two years through three years	2,463,000	1.44	2,558,000	1.34
Due after three years through four years	1,545,650	1.90	1,524,650	1.90
Due after four years through five years	1,851,245	2.92	1,958,245	2.83
Thereafter	1,319,365	3.61	1,681,565	3.11
Total par value	14,825,920	1.46	16,745,620	1.33
Premiums	5,030		5,273
Discounts	(7,851)		(8,222)
Hedging adjustments	125,492		107,787
Fair value option valuation adjustments	(87)		(29)
Total	$14,948,504		$16,850,429

The weighted-average interest rate on our consolidated obligation bonds increased to 1.46% as of March 31, 2015, from 1.33% as of December 31, 2014, as lower-cost short-term consolidated obligation bonds matured.
Other Funding Sources
Member deposits are a source of funds for the Seattle Bank that offers our members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us and, as a result, these balances fluctuate. Deposits decreased by $33.1 million, to $377.7 million, as of March 31, 2015, compared to $410.8 million as of December 31, 2014. Demand deposits comprised the largest percentage of deposits, representing 65.7% and 68.3% of deposits as of March 31, 2015 and December 31, 2014. Deposit levels and types of deposits generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.
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
Capital Resources
Our total capital increased by $70.7 million, to $1.3 billion, as of March 31, 2015, from December 31, 2014, primarily due to recognition of net unrealized gains upon reclassification of HTM securities to AFS securities, improvements in the fair values of our AFS investments, and our net income for the three months ended March 31, 2015, partially offset by transfers of capital stock to MRCS.

Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A (which we no longer issue) and Class B. All of our capital stock is issued, redeemed, repurchased, and transferred between members at $100 per share. Pursuant to our capital plan, Class B capital stock satisfies both the membership stock purchase and activity-based stock purchase requirements, while Class A capital stock satisfies only the activity-based stock purchase requirement. Class A capital stock has a six-month statutory redemption period, and Class B capital stock has a five-year statutory redemption period. The following table details our outstanding capital stock as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015		As of December 31, 2014
	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Capital stock classified within equity on the statements of condition	$31,421	$824,435	$33,196	$824,887
Capital stock classified as MRCS within liabilities on the statements of condition	43,507	1,319,181	49,225	1,405,248
Total capital stock	$74,928	$2,143,616	$82,421	$2,230,135
See Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" of this report for additional information on our capital stock, including membership stock purchase and activity-based stock purchase requirements and the requirements for utilization of our excess stock pool.
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

The Amended Consent Arrangement requires that we request and obtain FHFA non-objection for repurchases and redemptions of capital stock and prescribes the contents of the requests. Under this authority, in the first quarter of 2015, we repurchased $98.6 million, including repurchases of $23.6 million and redemptions of $75.0 million, of excess capital stock. Since implementing the programs, we have repurchased a total of $637.9 million of excess capital stock. In addition, we also repurchased $12.0 million, including $7.6 million in first quarter of 2015, of excess Class B stock that had been purchased by members on or after October 27, 2010 for activity purposes (which type of repurchase we are authorized to make without regard to amount).
Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to a liability when a member submits a written request for redemption of excess capital stock, formally gives notice of intent to withdraw from membership, or otherwise attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership. Reclassifications are recorded at fair value on the date the written redemption request is received or the effective date of attaining nonmember status. On a quarterly basis, we evaluate the outstanding excess stock balances (i.e., stock not being used to fulfill either membership or activity-based stock requirements) of members with outstanding redemption requests and adjust the amount of capital stock classified as a liability accordingly. We reclassify capital stock subject to redemption from a liability to equity if a member cancels its written request for redemption of excess capital stock.

The following table presents the amount of MRCS by year of scheduled redemption as of March 31, 2015. The year of redemption in the table reflects the end of the six-month or five-year redemption periods, as applicable.

	As of March 31, 2015
	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$786	$30,938
One year through two years	—	17,463
Two years through three years	—	7,853
Three years through four years	—	545,773
Four years through five years	—	84,270
Past contractual redemption date due to remaining activity (1) (3)	201	32,137
Past contractual redemption date due to regulatory action (2) (3)	42,520	600,747
Total	$43,507	$1,319,181

(1)
Represents MRCS that is past the end of the contractual redemption period because there is activity outstanding to which the MRCS relates. Dates assume payments of advances and mortgage loans at final maturity.

(2)	Represents MRCS that is past the end of the contractual redemption period because of FHFA restrictions limiting our ability to redeem capital stock.
(3)
In April 2015, following FHFA non-objection, we announced that, in connection with the Merger, we will repurchase all excess Class A and Class B MRCS with respect to which the contractual redemption period has expired, prior to the anticipated closing of the Merger. The actual amount repurchased will depend on outstanding activity.

The number of shareholders with MRCS decreased to 76 as of March 31, 2015, from 77 as of December 31, 2014. The Class B capital stock in the table above includes $450.9 million and $542.3 million in Class B capital stock held by nonmembers JPMorgan Chase Bank, N.A. and BANA.
In connection with the Merger, the Board approved the redemption of all excess Class A and Class B MRCS with respect to which the redemption period has expired. The redemption would take place prior to the anticipated closing of the Merger.
Dividends
Generally under our capital plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings, unless otherwise prohibited. Under the provisions of the Amended Consent Arrangement, we must obtain written non-objection from the FHFA prior to paying dividends on our capital stock. Beginning in the third quarter of 2013, with FHFA non-objection, we have paid a $0.025 per share dividend every quarter. Total dividends paid since the third quarter of 2013 totaled $4.6 million, of which $1.6 million was recorded as dividends on capital stock and $3.0 million was recorded as interest expense on MRCS on our statements of income.
In addition, our Board declared a $0.025 per share cash dividend, based on first quarter 2015 net income. With FHFA non-objection, the dividend was paid on April 30, 2015 and totaled $576,000, of which $215,000 was recorded as dividends on capital stock and $361,000 was recorded as interest expense on MRCS.
In connection with the Merger, the Board approved a $0.0168 per share prorated cash dividend, which will be based on average Class A and Class B stock outstanding from April 1, 2015 to May 26, 2015, and paid immediately prior to the anticipated closing of the Merger.
See "—Capital Classification" and "—Consent Arrangements" below and "Part II. Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends" and Note 14 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2014 10-K for additional information on dividends and dividend restrictions.

Retained Earnings
We reported retained earnings of $356.6 million as of March 31, 2015, an increase of $10.2 million from $346.4 million as of December 31, 2014, with the increase primarily due to our net income for the three months ended March 31, 2015, partially offset by our dividend payments made in 2015.
In accordance with the Joint Capital Enhancement Agreement (Capital Agreement), during the first three months of 2015, we allocated $2.1 million of our net income to restricted retained earnings and $8.4 million to unrestricted retained earnings. As of March 31, 2015, our restricted retained earnings balance totaled $65.0 million. See Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for additional detail relating to the Capital Agreement.
Accumulated Other Comprehensive Income
Our AOCI improved to $64.2 million as of March 31, 2015, from $1.6 million as of December 31, 2014, primarily due to the recognition of $58.2 million of unrealized gains upon the reclassification of investment securities to AFS and to improvements in the market values of the bank's other AFS securities. See "Part I. Item 1. Financial Statements—Statements of Comprehensive Income" and Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for additional detail relating to AOCI for the three months ended March 31, 2015 and 2014.
Capital Requirements
We are subject to three capital requirements under our capital plan and FHFA rules and regulations: risk-based capital, regulatory capital-to-assets ratio, and leverage capital-to-assets ratio. We complied with all of these capital requirements as of March 31, 2015 and December 31, 2014.

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

The FHFA may require us to maintain capital levels in excess of the regulatory minimums described above.
The following table presents our regulatory capital requirements compared to our actual capital positions as of March 31, 2015.

	As of March 31, 2015
	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$560,683	$2,500,221
Regulatory capital-to-assets ratio	4.00%	7.74%
Total regulatory capital	$1,330,458	$2,575,149
Leverage capital-to-assets ratio	5.00%	11.50%
Leverage capital	$1,663,072	$3,825,260

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
The Amended Consent Arrangement will remain in effect until modified or terminated by the FHFA and does not prevent the FHFA from taking any other action affecting the Seattle Bank that, at the sole discretion of the FHFA, it deems appropriate in fulfilling its supervisory responsibilities. If the Merger is completed, the FHFA is expected to terminate the Amended Consent Arrangement. See "Part I. Item 1A. Risk Factors" section of our 2014 10-K for further discussion of the Amended Consent Arrangement.
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
Our primary sources of liquidity are the proceeds of new consolidated obligation issuances and proceeds from liquidation of short-term investments. Our secondary sources of liquidity consist of other short-term borrowings, including federal funds purchased and securities sold under agreements to repurchase. Member deposits, capital, and proceeds from liquidation of securities classified as AFS are also liquidity sources. To ensure that adequate liquidity is available to meet our requirements, we monitor and forecast our future cash flows and anticipated member liquidity needs, and we adjust our funding and investment strategies accordingly. Our access to liquidity may be negatively affected by, among other things, changes in demand for FHLBank System debt or regulatory action that would limit debt issuances.
Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans, or other securities that are issued by the U.S. government or its agencies, and securities in which fiduciary and trust funds may invest under the laws of the state in which the FHLBank is located. We were in compliance with this requirement as of March 31, 2015 and December 31, 2014.

Deposit Reserve Requirement
The following table presents the components of the deposit reserve requirement as of March 31, 2015 and December 31, 2014.

	As of	As of
	March 31, 2015	December 31, 2014
(in thousands)
Total eligible deposit reserves	$7,069,784	$9,039,842
Less: Total member deposits	(377,743)	(410,773)
Excess deposit reserves	$6,692,041	$8,629,069

Operational Liquidity Requirement
FHFA regulation also requires us to establish a day-to-day operational liquidity policy, including a methodology for determining our operational liquidity needs and an enumeration of specific types of investments to be held for such liquidity purposes. Unlike contingency liquidity, operational liquidity includes ongoing access to the capital markets. We maintained operational liquidity in accordance with federal laws and regulations and policies established by our Board at all times to date in 2015 and during 2014.
Contingency Liquidity Requirement
Contingency liquidity requirements are intended to ensure that we have sufficient sources of funding to meet our operational requirements when our access to the capital markets, including our ability to issue consolidated obligations, is impeded for a maximum of five business days due to, among other things, a market disruption, operations failure, or problem with the FHLBank System's credit quality. We have satisfied our contingency liquidity requirement if our contingent liquidity sources exceed or are equal to our contingent liquidity needs for a period of five consecutive business days. We met our contingency liquidity requirement at all times to date in 2015 and during 2014.
The following table summarizes our liquidity reserves to protect against contingency liquidity risk as of March 31, 2015.

As of
March 31, 2015
(in thousands)
Total contingency liquidity reserves (1)	$18,635,000
Less: Total requirement (2)	(4,056,000)
Excess contingency liquidity reserves	$14,579,000

(1)
Includes cash, overnight federal funds sold, securities purchased under agreements to resell, advances maturing within five days, and certain AFS securities (discounted by between 4% and 15%, depending on the instrument), and expected mortgage loan principal payments.

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
In addition, our Board requires us to maintain a voluntary contingency liquidity operating threshold of 30 consecutive calendar days. The voluntary contingency liquidity operating threshold is forward-looking, and at all times, we have had ample liquidity to meet our obligations and member funding needs. We complied with all liquidity requirements and operating targets at all times to date in 2015 and during 2014. See "Part I. Item 1. Business—Liquidity Requirements" and Note 14 in "Part II. Item 8.

Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in our 2014 10-K, for additional information on liquidity requirements.
Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of March 31, 2015.

	As of March 31, 2015
	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Contractual obligations:
Consolidated obligation bonds (at par) *	$6,293,660	$3,816,000	$3,396,895	$1,319,365	$14,825,920
MRCS	707,329	25,316	630,043	—	1,362,688
Total contractual obligations	$7,000,989	$3,841,316	$4,026,938	$1,319,365	$16,188,608
Other commitments:
Standby letters of credit	$382,568	$3,163	$—	$—	$385,731
Unused lines of credit and other commitments	6,000	—	—	—	6,000
Commitments to fund additional advances	5,000	—	—	—	5,000
Total other commitments	$393,568	$3,163	$—	$—	$396,731

*	Does not include interest payments on consolidated obligation bonds and is based on remaining contractual term-to-maturity; the actual timing of payments could be affected by redemptions.
In addition, as of March 31, 2015, we had $30.0 million in unsettled agreements to issue consolidated obligation bonds, all of which were hedged with interest-rate exchange agreements.
Results of Operations for the Three Months Ended March 31, 2015 and 2014
The following table presents comparative highlights of our net income for the three months ended March 31, 2015 and 2014. See further discussion of these items in the sections that follow.

	For the Three Months Ended March 31,
Selected Statements of Income Data	2015	2014	Percent Increase/(Decrease)
Net interest income	$37,750	$31,706	19.1
Provision (benefit) for credit losses	(208)	236	188.1
Net interest income after provision (benefit) for credit losses	37,958	31,470	20.6
Other income (loss)	2,426	(665)	464.8
Other expense	28,736	18,888	52.1
Total assessments	1,203	1,236	(2.7)
Net income	$10,445	$10,681	(2.2)
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
The following table summarizes the average rates of various interest-rate indices for the three months ended March 31, 2015 and 2014 that impacted our interest-earning assets and interest-bearing liabilities and such indices' ending rates as of March 31, 2015 and 2014 and December 31, 2014.

	Average Rate for the Three Months Ended		Ending Rate as of
Market Instrument	March 31, 2015	March 31, 2014	March 31, 2015	December 31, 2014	March 31, 2014
(in percentages)
Federal funds effective rate	0.11	0.07	0.06	0.06	0.06
3-month Treasury bill	0.01	0.04	0.02	0.04	0.03
1-month LIBOR	0.17	0.16	0.18	0.17	0.15
3-month LIBOR	0.26	0.24	0.27	0.26	0.23
2-year U.S. Treasury note	0.59	0.36	0.56	0.66	0.42
5-year U.S. Treasury note	1.45	1.59	1.37	1.65	1.72
10-year U.S. Treasury note	1.97	2.76	1.92	2.17	2.72
The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2015 and 2014. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$9,773,706	$17,047	0.71	$10,566,794	$16,272	0.62
Mortgage loans	633,461	8,361	5.35	780,056	10,264	5.34
Investments *	25,455,776	41,152	0.66	25,502,014	41,820	0.67
Other interest-earning assets	161,714	37	0.09	60,880	7	0.05
Total interest-earning assets	36,024,657	66,597	0.75	36,909,744	68,363	0.75
Other assets *	119,432			130,359
Total assets	$36,144,089			$37,040,103
Interest-bearing liabilities:
Consolidated obligations	$32,589,318	28,435	0.35	$33,435,713	36,186	0.44
Deposits	404,557	29	0.03	394,668	30	0.03
MRCS	1,446,373	383	0.11	1,743,206	441	0.10
Other borrowings	108	—	0.17	116	—	0.06
Total interest-bearing liabilities	34,440,356	28,847	0.34	35,573,703	36,657	0.42
Other liabilities	481,985			292,287
Capital	1,221,748			1,174,113
Total liabilities and capital	$36,144,089			$37,040,103
Net interest income		$37,750			$31,706

Interest-rate spread		$34,821	0.41		$29,231	0.33
Earnings from capital		2,929	0.02		2,475	0.02
Net interest margin		$37,750	0.43		$31,706	0.35

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

For the three months ended March 31, 2015, our average assets decreased by $896.0 million, compared to the same period in 2014. Average advances decreased by $793.1 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to the maturity of $1.5 billion in BANA advances in March 2015. Average mortgage loan balances also decreased by $146.6 million for the three months ended March 31, 2015, compared to the same period in 2014, as remaining mortgage loans in the portfolio continued to pay down. Average investments balances remained stable at $25.5 billion for the three months ended March 31, 2015, compared to the same period in 2014.
For the three months ended March 31, 2015, compared to the same period in 2014, the average yield on our interest-earning assets remained the same, while the average cost of our interest-bearing liabilities decreased by 8 basis points. The lower cost of funding was the primary reason for the increase of 8 basis points in our interest-rate spread for the three months ended March 31, 2015, compared to the same period in 2014.
The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015 vs. 2014 Increase (Decrease)
	Volume *	Rate *	Total
(in thousands)
Interest income:
Advances	$(1,280)	$2,055	$775
Investments	(76)	(592)	(668)
Mortgage loans	(1,935)	32	(1,903)
Other loans	19	11	30
Total interest income	(3,272)	1,506	(1,766)
Interest expense:
Consolidated obligations	(896)	(6,855)	(7,751)
Deposits	1	(2)	(1)
MRCS	(78)	20	(58)
Total interest expense	(973)	(6,837)	(7,810)
Change in net interest income excluding provision (benefit) for credit losses	$(2,299)	$8,343	$6,044

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Changes in net interest income for the three months ended March 31, 2015, compared to the same period in 2014, were primarily due to changes in average interest rates (with the exception of interest income on mortgage loans which was primarily impacted by continued paydowns) and the impact of the maturity of $1.5 billion of advances with BANA during the quarter on interest income on advances. These changes are discussed in more detail below.
Interest Income
The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the three months ended March 31, 2015, from the same period in 2014.

	For the Three Months Ended March 31,
	2015	2014	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$16,489	$16,251	1.5
Prepayment fees on advances, net	558	21	N/M
Subtotal	17,047	16,272	4.8
Investments	41,152	41,820	(1.6)
Mortgage loans	8,361	10,264	(18.5)
Interest-bearing deposits and other	37	7	428.6
Total interest income	$66,597	$68,363	(2.6)

Interest income decreased for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to decreases in average balances of mortgage loans and advances, partially offset by increases in the average yields and prepayment fees on advances.
Advances
Interest income from advances increased by 4.8% for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to an increase in average yields, partially offset by a decrease in average balances on advances. The average yield on advances, including prepayment fees on advances, increased by 9 basis points, to 0.71%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase in average yield during the three months ended March 31, 2015, compared to the same period in 2014, was primarily attributable to an increase in prepayment fees on advances. The average yield on advances, excluding prepayment fees, for the three months ended March 31, 2015 was 0.68%, compared to 0.62% for the same period in 2014. Our average advances balance decreased by 7.5%, to $9.8 billion, for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to the effect of the maturity of advances with BANA in the first quarter of 2015.
Prepayment Fees on Advances
For the three months ended March 31, 2015, we recorded net prepayment fee income of $558,000, compared to $21,000 for the same period in 2014. Borrowers prepaid advances totaling $136.5 million for the three months ended March 31, 2015, compared to $9.3 million for the same period in 2014. Prepayment fees on hedged advances were partially offset by fair value basis adjustments related to hedging activities, and unamortized premiums, deferred fees, and other adjustments. See Note 6 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for additional detail on gross and net prepayment fees.
Investments
Interest income from investments, which included short-term investments and AFS and HTM investments, decreased slightly by 1.6% for the three months ended March 31, 2015, compared to the same period in 2014. Average investments decreased slightly by $46.2 million, to $25.5 billion, for the three months ended March 31, 2015, compared to the same period in 2014, and the average yield on investments decreased slightly by 1 basis point, to 0.66%, compared to the prior period. Average yield on investments was impacted by the sale of our PLMBS portfolio during the three months ended March 31, 2015 and partial reinvestment of proceeds from the sale in higher quality, lower yielding GSE MBS.
As part of our quarterly OTTI assessment, we analyzed the expected cash flows of previously impaired PLMBS securities with no additional OTTI credit losses. If there was a significant increase in the expected cash flows of such a security, we adjusted the yield on the security on a prospective basis. This adjusted yield was used to calculate the amount to be recognized into interest income over the remaining life of the PLMBS in order to match the amount and timing of future cash flows expected to be collected. As shown in the table below, we adjusted a number of securities' yields in order to recognize the effect of favorable expected future cash flows and this recovery has been a material component in our investment interest income in recent periods. Accretion of previously recorded OTTI credit losses attributable to increased yields on previously impaired PLMBS with significant increases in expected cash flows, totaled $5.8 million for the three months ended March 31, 2015, compared to $5.7 million for the same period in 2014. Due to the sale of our PLMBS during the first quarter of 2015, our investment interest income will no longer be affected by the accretion of previously recorded OTTI credit losses in future periods.
The following table provides additional details about the components of investment interest income for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015	2014
(in thousands)
Non-MBS	$16,345	$13,955
MBS:
GSE and other U.S. agency	15,586	18,280
PLMBS:
Coupon and purchase premium amortization/discount accretion	3,414	3,885
Amount of net OTTI credit losses accreted during the period *	5,807	5,700
Total PLMBS	9,221	9,585
Total MBS	24,807	27,865
Total investment interest income	$41,152	$41,820

*
Net OTTI credit losses accreted during the period include accretion related to increases in yields attributable to significantly improved expected cash flows and OTTI credit loss present value accretion of $288,000 and $359,000 for the three months ended March 31, 2015 and 2014.

Mortgage Loans
Interest income from mortgage loans held for portfolio decreased by 18.5% for the three months ended March 31, 2015, compared to the same period in 2014. The decrease was primarily due to the effect of continuing repayments of principal on the average balance of mortgage loans held for portfolio. The average balance of our mortgage loans held for portfolio decreased by $146.6 million, to $633.5 million, for the three months ended March 31, 2015, compared to the same period in 2014. The yield on our mortgage loans held for portfolio increased slightly by 1 basis point, to 5.35% for the three months ended March 31, 2015, compared to the same period in 2014.
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our March 31, 2015 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses was in excess of the expected credit losses on our mortgage loan portfolio. Accordingly, for the three months ended March 31, 2015, we recorded a benefit for credit losses of $208,000. We recorded a provision for credit losses of $236,000 for the three months ended March 31, 2014.
Interest Expense
The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three months ended March 31, 2015, from the same period in 2014.

	For the Three Months Ended March 31,
	2015	2014	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligation discount notes	$3,471	$2,347	47.9
Consolidated obligation bonds	24,964	33,839	(26.2)
Total consolidated obligations	28,435	36,186	(21.4)
Deposits	29	30	(3.3)
MRCS	383	441	(13.2)
Total interest expense	$28,847	$36,657	(21.3)

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
Interest expense on consolidated obligations decreased by 21.4% for the three months ended March 31, 2015, compared to the same period in 2014. This decrease was primarily due to lower average balances and significantly lower cost of funds for the three months ended March 31, 2015, compared to the same period in 2014. The average balance of our consolidated obligations decreased by $846.4 million, to $32.6 billion, and the average cost of funds on these obligations decreased by 9 basis points to 0.35%, during the three months ended March 31, 2015, compared to the same period in 2014.
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

The following table presents the total effect of derivatives and hedging on our net income for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015	2014
(in thousands)
Total effect on net interest income *	$(5,965)	$(793)
Net gains (losses) on derivatives and hedging activities	1,630	(1,434)
Net effect on net income	$(4,335)	$(2,227)

*	Includes periodic net interest settlements on derivatives designated in a hedging relationship and amortization of hedging adjustments.
The total effect on net interest income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances, (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates, and (3) converting fixed interest rates on AFS investments to variable interest rates. See Note 9 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for income and expense impacts by hedged item type for the three months ended March 31, 2015 and 2014, "—Financial Condition as of March 31, 2015 and December 31, 2014—Derivative Assets and Liabilities," and "—Other Income (Loss)" below for additional information on our outstanding derivatives.
Other Income (Loss)
The following table presents the components of our other income (loss) and the percentage change for the three months ended March 31, 2015, from the same period in 2014. Because of the type of financial activities reported in this category, other income (loss) can be volatile from period to period. For instance, net gain on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves.

	For the Three Months Ended March 31,
	2015	2014	Percent Increase/(Decrease)
(in thousands, except percentages)
Net OTTI loss reclassified from AOCI	$(51,529)	$(3)	N/M
Net loss on financial instruments under fair value option	(12)	(90)	86.7
Net realized gain on sale of AFS securities	52,321	—	N/M
Net gain (loss) on derivatives and hedging activities	1,630	(1,434)	213.7
Net realized (loss) gain on early extinguishment of consolidated obligations	(264)	63	(519.0)
Other, net	280	799	(65.0)
Total other income (loss)	$2,426	$(665)	464.8

OTTI Loss
We recorded $51.5 million of OTTI losses on our PLMBS for the three months ended March 31, 2015, compared to $3,000 of such losses for the three months ended March 31, 2014. During March 2015, and in connection with the Merger, we determined that we intended to sell all of our PLMBS, and accordingly, for PLMBS whose fair value were less than their amortized cost, we recognized an OTTI loss in earnings equal to the difference between these securities' amortized cost and their fair value as of the date we changed our intent. See “—Financial Condition as of March 31, 2015 and December 31, 2014—Investments," and Note 5 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information regarding our other-than-temporarily impaired securities.
Net Realized Gain on Sale of AFS Securities
During the three months ended March 31, 2015, we sold our PLMBS portfolio for total proceeds of $1.6 billion, which resulted in a net realized gain of $52.3 million. This gain is offset by $51.5 million of OTTI losses we recorded during the three months ended March 31, 2015 under the caption net amount of other-than-temporary impairment (OTTI) loss reclassified from AOCI. The net resulting gain from sale of our PLMBS was $792,000. We sold no AFS securities during the three months ended March 31, 2014.

Net Gain (Loss) on Derivatives and Hedging Activities
For the three months ended March 31, 2015, we recorded an increase of $3.1 million in our net gain (loss) on derivatives and hedging activities, compared to the same period in 2014. The following table presents the components of net gain (loss) on derivatives and hedging activities for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015	2014
(in thousands)
Derivatives and hedged items designated in fair value hedging relationships:
Net gain (loss) related to fair value hedge ineffectiveness - Interest-rate swaps	$1,686	$(907)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	34	(89)
Interest-rate swaptions	(85)	(1,161)
Net interest settlements	(5)	919
Offsetting transactions:
Interest-rate swaps	—	(196)
Total net loss related to derivatives not designated as hedging instruments	(56)	(527)
Net gain (loss) on derivatives and hedging activities	$1,630	$(1,434)
The increase in the net gain (loss) on derivatives and hedging activities for the three months ended March 31, 2015, compared to the same period in 2014, was primarily the result of temporary ineffectiveness of the bank's fair value hedges. See “—Effect of Derivatives and Hedging on Income," "Financial Condition—Derivative Assets and Liabilities,” and Note 9 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information.
Net Realized (Loss) Gain on Early Extinguishment of Consolidated Obligations
From time to time, we early extinguish consolidated obligations by exercising our rights to call consolidated obligations or by reacquiring such consolidated obligations on the open market. We early extinguish debt primarily to economically reduce the relative cost of our consolidated obligation debt in future periods, particularly when the future yield of the replacement debt is expected to be lower than the yield for the extinguished debt. Net realized loss on early extinguishment of consolidated obligations was $264,000 for the three months ended March 31, 2015, compared to net gain of $63,000 for the same period in 2014.
We continue to review our consolidated obligations portfolio for opportunities to call or otherwise extinguish debt, lower our interest expense, or better match the duration of our liabilities to that of our assets.
Other Expense
The following table presents the components of our other expense and the percentage changes for the three months ended March 31, 2015, from the same period in 2014.

	For the Three Months Ended March 31,
Other Expense	2015	2014	Percent Increase/(Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$10,858	$9,304	16.7
Occupancy cost	1,280	1,509	(15.2)
Other operating	15,282	6,662	129.4
FHFA	683	779	(12.3)
Office of Finance	548	595	(7.9)
Other	85	39	117.9
Total other expense	$28,736	$18,888	52.1

Total other expense increased by $9.8 million for the three months ended March 31, 2015, compared to the same period in 2014. The increase was primarily due to increase in operating expenses from the inclusion of $10.8 million of Merger-related cost for the three months ended March 31, 2015. Cost associated with the Merger included professional fees, such as banking, accounting, and legal fees, accruals for retention bonuses and lease termination fees. We expect to continue to have additional expenses relating to the Merger as we work toward completing the Merger.

Assessments
Our assessments for AHP are calculated as 10% of our net earnings before assessments and dividends recorded as interest expense. We recorded $1.2 million of AHP assessments for the three months ended March 31, 2015 and 2014.

Critical Accounting Policies and Estimates
Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. We base our estimates on historical experience and on other factors believed to be reasonable given the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Our significant accounting policies are summarized in “Part II. Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates” included in our 2014 10-K. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include determination of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization and accretion of mortgage-related premiums and discounts, and determination of allowances for credit losses. There were no significant changes to our critical accounting policies or to the judgments, assumptions, and estimates, as described in our 2014 10-K, during the three months ended March 31, 2015.
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
The following table summarizes our total statements of condition risk measures as of March 31, 2015 and December 31, 2014.

Primary Risk Measures	As of March 31, 2015	As of December 31, 2014
Effective duration of equity	(1.24)	(0.68)
Effective convexity of equity	(2.95)	(3.77)
Effective key-rate-duration-of-equity mismatch	1.44	1.15
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(0.19)%	(0.66)%
- 100 basis point shock scenario	(1.37)%	(1.38)%
+ 200 basis point shock scenario	(1.80)%	(2.56)%
- 200 basis point shock scenario	(2.22)%	(2.22)%
+ 250 basis point shock scenario	(2.66)%	(3.74)%
- 250 basis point shock scenario	(2.25)%	(2.36)%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of March 31, 2015, the effective duration of equity reflected the change in interest rates and projected prepayment speeds of our mortgage assets, compared to those as of December 31, 2014. The change in the effective convexity of equity as of March 31, 2015 from December 31, 2014, was primarily caused by the change in the convexity profile of our mortgage portfolio, partially offset by the change in convexity of our consolidated obligations. Effective key-rate-duration-of-equity mismatch increased as of March 31, 2015 from December 31, 2014, primarily due to the changes in the composition of our statements of condition.
The estimated decreases in our market value-of-equity sensitivity resulting from the plus and minus 100-, 200-, and 250-basis point changes in interest rates between December 31, 2014 and March 31, 2015 were the result of our reduced risk in convexity exposure.
To isolate the effects of credit/liquidity associated with a portion of our PLMBS, we disaggregate our assets, liabilities, and interest-rate exchange agreements into: (1) a credit/liquidity portfolio and (2) a risk management portfolio. Prior to the sale of our PLMBS, the credit/liquidity portfolio contained our PLMBS collateralized by Alt-A mortgage loans along with the liabilities funding those PLMBS and any associated derivatives as well as the credit basis difference in the risk management portfolio. Due to the sale of our PLMBS portfolio during the first quarter of 2015, the credit/liquidity portfolio as of March 31, 2015 and thereafter, contains solely the credit basis difference associated with consolidated obligations and interest-rate exchange agreements in hedging relationships. The risk management portfolio contains our core operations, primarily consisting of our advances, short-term investments, mortgage loans held for portfolio, and mortgage-backed investments not collateralized by Alt-A mortgage loans, along with the funding and hedges associated with these assets (after removing the credit basis difference associated with the consolidated obligations and interest-rate exchange agreements in hedging relationships). This disaggregation allows us to more accurately measure and manage interest-rate risk in the risk management portfolio. Similarly, the credit/liquidity portfolio, after inclusion of the credit basis difference, allows more accurate identification of the credit/liquidity effects of this portfolio on our market-risk measures and our market value leverage ratio. We believe that this segregation provides greater transparency, a more granular assessment of market risk, and a means to more effectively manage our market risks.
Our risk management policy limits described below apply only to the risk management portfolio risk measures. We were in compliance with these risk management policy limits as of March 31, 2015 and December 31, 2014. The following table summarizes the portfolio's risk measures and respective limits as of March 31, 2015 and December 31, 2014.

	As of	As of	Risk Measure
Risk Management Portfolio Risk Measures and Limits	March 31, 2015	December 31, 2014	Limit
Effective duration of equity	(0.83)	(0.07)	+/-4.00
Effective convexity of equity	(1.88)	(2.25)	-5.00
Effective key-rate-duration-of-equity mismatch	1.55	1.22	+4.00
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(0.41)%	(0.85)%	-4.00%
- 100 basis point shock scenario	(0.69)%	(0.34)%	-4.00%
+ 200 basis point shock scenario	(2.10)%	(2.51)%	-8.00%
- 200 basis point shock scenario	(1.35)%	(1.04)%	-8.00%
+ 250 basis point shock scenario	(2.97)%	(3.43)%	-10.00%
- 250 basis point shock scenario	(1.29)%	(1.10)%	-10.00%
The changes in the effective duration of equity, effective convexity of equity, effective key-rate-duration-of-equity mismatch, and estimated changes in our market value-of-equity sensitivity resulting from the plus and minus 100-, 200-, and 250-basis point changes in interest rates of our interest-rate risk management portfolio as of March 31, 2015 from that as of December 31, 2014, primarily reflected changes in interest rates during the first quarter of 2015.
Instruments that Address Market Risk
Consistent with FHFA regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, and swaptions, only to reduce the interest-rate exposure inherent in otherwise unhedged asset and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations—Financial Condition as of March 31, 2015 and December 31, 2014—Derivative Assets and Liabilities" in this report for additional information.
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
Under the supervision and with the participation of the Seattle Bank's management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), management of the Seattle Bank evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2015, the end of the period covered by this report. Based on this evaluation, the president and chief executive officer and chief accounting and administrative officer have concluded that the Seattle Bank's disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
The president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's internal control over financial reporting performs similar functions as a principal financial officer), conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2015, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. It was determined that there were no changes in internal control over financial reporting in the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Seattle Bank's internal control over financial reporting.
PART II.
ITEM 1. LEGAL PROCEEDINGS
The Seattle Bank is currently involved in a number of legal proceedings against various entities relating to our purchases and subsequent impairment of certain PLMBS as described below. Although we sold our PLMBS during the first quarter of 2015, we continue to be involved in these legal proceedings. Other than as may possibly result from the legal proceedings discussed below, after consultations with legal counsel, we do not believe that the ultimate resolutions of any current matters would have a material impact on our financial condition, results of operations, or cash flows.
PLMBS Legal Proceedings
The Seattle Bank is currently involved in a number of legal proceedings against various entities relating to our purchases and subsequent impairment of certain PLMBS. These proceedings are described in “Part I. Item 3. Legal Proceedings” in our 2014 10-K and below. As was previously reported, in December of 2009, the Seattle Bank filed 11 complaints in the Superior Court of Washington for King County relating to PLMBS that the Seattle Bank purchased from various dealers and financial institutions in an aggregate original principal amount of approximately $4 billion. The Seattle Bank's complaints under Washington State law request rescission of its purchases of the securities and repurchases of the securities by the defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the securities received by the Seattle Bank. The Seattle Bank asserts that the defendants made untrue statements and omitted important information in connection with their sales of the securities to the Seattle Bank.

In October 2010, each of the defendant groups filed a motion to dismiss the proceedings against it. The issues raised by those motions were fully briefed and were the subject of oral arguments that occurred in March and April 2011. In a series of decisions handed down in June, July, and August 2011, the judge handling the pre-trial motions ruled in favor of the Seattle Bank on all issues, except that the judge granted the defendants' motions to dismiss the Seattle Bank's allegations of misrepresentation as to owner occupancy of properties securing loans in the securitized loan pools while noting that the dismissal does not preclude the Seattle Bank from arguing that occupancy is relevant to other allegations. In addition, the judge granted motions to dismiss a group of related entities as defendants in one of the eleven cases for lack of personal jurisdiction. The resolution of the pre-trial motions allowed the cases to proceed to the discovery phase, which is currently ongoing. In March 2012, the judge entered a scheduling order under which trials for these cases would be held beginning in late first-quarter 2015 at the earliest. Due to delays during the discovery phase, the trials now will likely be held no earlier than first-quarter 2016.
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

ITEM 1A. RISK FACTORS
Our 2014 10-K includes a detailed discussion of our risk factors. The information below includes risk factors related to the Merger, including some updates thereto, and should be read in conjunction with the risk factors disclosed in the “Part I. Item 1A. Risk Factors” section of our 2014 10-K.
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

Transactions and actions scheduled to be taken in anticipation of the Merger may be unsuccessful or have unintended outcomes, which could adversely affect our business and our members.
In connection with the anticipated closing of the Merger on May 31, 2015, the Board approved the following:

•
Redemption of Seattle Bank Class A and Class B stock classified as MRCS with respect to which the redemption period has expired and that is excess. The redemption will take place prior to the anticipated closing of the Merger.

•
A $0.0168 per share prorated cash dividend based on average Class A and Class B stock outstanding from April 1 through May 26, 2015. The dividend will be paid immediately prior to the anticipated closing of the Merger.

Although we have obtained FHFA non-objection, we may not be able to complete the above actions prior to the anticipated closing of the Merger or the amounts of dividends paid or MRCS redeemed may be inconsistent with our shareholders' expectations. In addition, in accordance with its capital plan, after the Merger, the Continuing Bank is expected to redeem all remaining Class A and excess Class B capital stock outstanding. If we fail, or after the Merger the Continuing Bank fails, to complete the above transactions within the expected time frames or in the amounts anticipated, our business or members, or those of the Continuing Bank, could be negatively impacted.
If the Merger is not completed, we will have incurred substantial expenses and may have taken significant related actions without realizing the expected benefits of the Merger and our business could be negatively impacted.
We have devoted and will continue to devote substantial resources, including advisors' fees, travel costs, and management and employee focus, and have already taken significant actions, including disposal of our PLMBS portfolio and reinvestment of sale proceeds in GSE MBS, in the pursuit of the Merger, and the expected benefits of those resource allocations and actions would be lost if the Merger is not completed. In addition, we are contemplating certain additional actions, including repurchasing our excess past-due Class A and Class B MRCS, as part of our preparation for the Merger. If any of these actions are undertaken, or other decisions are made or actions are taken, in contemplation of the completion of the Merger but the Merger is not completed, we will have allocated significant resources and made significant changes, including to our balance sheet structure, without receiving the expected benefits of the completed Merger. Furthermore, if the Merger is not completed, the actions we will have taken could adversely affect our financial condition, results of operations, and ability to successfully operate as a stand-alone entity in the future.
In addition, the Merger Agreement provides that we must pay a termination fee in the amount of $57 million (Termination Fee) in the event that the Merger Agreement is terminated under certain circumstances. Payment of the Termination Fee may require us to use available cash that would have otherwise been available for other operating purposes, including potential dividend payments and stock repurchases.
Further, if the Merger does not close, our reputation could be damaged and the FHFA could require us to take various actions, any of which could be detrimental to our business. Finally, given the current challenges of our business environment, rising operational expenses, and sustained low levels of advance demand, if the Merger is not completed, we could be forced to pursue various alternative strategic options that may not be as beneficial as the Merger.
We will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effects of the Merger could prompt employees, vendors, and members to take or refrain from taking actions and may have an adverse impact on our business. These uncertainties may impair our ability to attract, retain, and motivate employees until the Merger and associated integration process is further along or completed, and could cause members and others that deal with us to delay or defer certain decisions or seek to change or terminate existing business or other relationships. In addition, specific restrictions and other provisions in the Merger Agreement may, among other things, delay or limit our ability to: follow certain business strategies; respond effectively to industry developments, competitive pressures, and other business opportunities; or make necessary systems enhancements or other changes to our business, prior to the completion of the Merger or termination of the Merger Agreement. If, despite our retention and business efforts, key employees depart or vendors or members limit or terminate business with us, our ability to operate our business successfully could be negatively impacted.

The Merger is subject to certain closing conditions, which may not be met, may take longer than expected to meet, or may impose additional conditions that are not presently anticipated or that could have an adverse effect on the Continuing Bank following the Merger.
There are significant risks and uncertainties associated with the Merger that could delay or prevent the completion of the Merger or make the Merger less beneficial than expected. General economic and financial market conditions, regulatory changes, and other internal and external factors may affect the ability of the Banks to complete the Merger or cause its delay. Further, although the Banks have obtained FHFA approval and appropriate member ratification pursuant to the rules set forth under Final Rule, Voluntary Mergers of Federal Home Loan Banks, 76 Fed. Reg. 72,823 (Nov. 28, 2011) (codified at 12 C.F.R. part 1278), completion of the Merger is subject to the satisfaction of certain additional conditions, which include, among other things, acceptance by the FHFA of the Continuing Bank’s organization certificate and no material adverse change occurring that would, among other things, materially reduce the Continuing Bank's projected earnings. Such conditions or changes in circumstance could have the effect of delaying or preventing completion of the Merger or could impose additional costs on or limit the potential success of the Continuing Bank, which could have an adverse effect on the Seattle Bank or the Continuing Bank, as the case may be.
The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.
The Merger Agreement is subject to a number of conditions that must be fulfilled (or waived, as applicable) in order to complete the Merger. Those conditions remaining include, among others: absence of material breaches of representations, warranties, or obligations as set forth in the Merger Agreement; absence of orders prohibiting completion of the Merger; and absence of any governmental action, statute, rule, or regulation that makes the Merger illegal, or causes any condition that would constitute a material impairment of the benefits reasonably expected to be realized from the Merger. These conditions to the closing of the Merger may not be fulfilled (or waived, as applicable), and, accordingly, the Merger may not be completed. In addition, under the Merger Agreement, if the Merger is not completed by June 30, 2015 (unless such date is extended under certain circumstances pursuant to the terms of the Merger Agreement), either the Seattle Bank or the Des Moines Bank may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time. In addition, the Seattle Bank or the Des Moines Bank may elect to terminate the Merger Agreement under certain other circumstances. If the Merger Agreement is terminated under certain circumstances, we may be required to pay the Termination Fee of $57 million to the Des Moines Bank.
The Merger Agreement limits our ability to pursue acquisition proposals or to change recommendations regarding the Merger, and requires us to pay the Termination Fee of $57 million under limited circumstances, including circumstances relating to acquisition proposals.
The Merger Agreement prohibits us from initiating, soliciting, knowingly encouraging, or knowingly facilitating certain third-party acquisition proposals. In addition, we have agreed that the Board will not change its recommendation to our members regarding the Merger or approve an alternative transaction, except under very limited circumstances. The Merger Agreement also provides that we must pay the Termination Fee in the amount of $57 million in the event that the Merger Agreement is terminated under certain circumstances, including involving our failure to abide by certain obligations not to solicit acquisition proposals or change our recommendation. These provisions might discourage a potential competing acquirer that might have an interest in acquiring the Seattle Bank from considering or proposing such an acquisition, which acquisition proposal could have ultimately led to a more beneficial transaction for our members than the Merger may.
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
Upon completion of the Merger, our members will become members of the Continuing Bank and their rights as stockholders will be governed by the Continuing Bank’s capital plan and bylaws. The rights associated with the Continuing Bank’s capital stock vary from the rights associated with our capital stock, and the governance requirements of the Continuing Bank’s bylaws are different from those of our bylaws. Such rights and requirements of the Continuing Bank will be substantially similar to those of the Des Moines Bank as the Continuing Bank’s capital plan and bylaws are based on those of the Des Moines Bank. As a result, members' rights as stockholders of the Continuing Bank will be different from their current member rights and therefore there could be unexpected adverse consequences to their bank membership and expectations after completion of the Merger.
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

Federal Home Loan Bank of Seattle

By:	/s/ Michael L. Wilson	Dated:	May 7, 2015
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	May 7, 2015
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